Form 10-K
period 2006-12-31
Altra Holdings, Inc.
filed 2007-03-30
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33209

ALTRA HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1478870
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Hayward Street, Quincy, Massachusetts	02171
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 328-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐     No ☑

The registrant completed the initial public offering of its common stock in December 2006. Accordingly, there was no public market for the registrant’s common stock on June 30, 2006, the last day of the registrant’s most recently completed second quarter.

As of March 15, 2007, there were 23,087,591 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the Annual meeting of stockholders of Altra Holdings, Inc. to be held May 8, 2007, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of the From 10-K.

FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” throughout this Form 10-K. Whenever you read a statement that is not solely a statement of historical fact, such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur and other similar statements, you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this Form 10-K will happen as described or that any positive trends noted in this Form 10-K will continue. The forward-looking information contained in this Form 10-K is generally located under the headings, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for, and potential results of, future operations and are based upon management’s current plans and beliefs or current estimates of future results or trends.

Forward-looking statements regarding management’s present plans or expectations for new product offerings, capital expenditures, increasing sales, cost-saving strategies and growth involve risks and uncertainties relative to among other things, return expectations, allocation of resources and changing economic or competitive conditions, and as a result, actual results could differ from present plans or expectations and such differences could be material. Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions, and other factors discussed under “Risk Factors” or elsewhere in this Form 10-K, which also would cause actual results to differ from present plans or expectations. Such differences could be material.

Item 1.	Business

Our Company

We are a leading global designer, producer and marketer of a wide range of mechanical power transmissions, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2006, we had net sales of $462.3 million, net income of $8.9 million and EBITDA of $54.8 million. For a discussion of how we calculate and utilize EBITDA and limitations on its usefulness as a measure of our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We market our products under well recognized and established brand names, including Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek. Most of these brands have been in existence for over 50 years.

Our products are either incorporated into products sold by original equipment manufacturers, or OEMs, sold directly to end users or sold through industrial distributors. We sell our products in over 70 countries to over 700 direct OEM customers and over 3,000 distributor outlets through our global sales and marketing network.

We file reports and other documents with the Securities and Exchange Commission. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s internet site at http://www.sec.gov.

Our internet address is www.altramotion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $33.3 billion in 2006. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $16.7 billion market in the United States in 2006.

The global MPT market is highly fragmented, with over 1,000 small manufacturers. While smaller companies tend to focus on regional niche markets with narrow product lines, larger companies that each generate annual sales over $100 million offer a much broader range of products and have global capabilities. The industry’s customer base is broadly diversified across many sectors of the economy and typically places a premium on factors such as quality, reliability, availability and design and application engineering support. We believe the most successful industry participants are those that leverage their distribution network, their products’ reputations for quality and reliability and their service and technical support capabilities to maintain attractive margins on products and gain market share.

Our Strengths

Leading Market Shares and Brand Names.  We believe that we hold the number one or number two market position in key products across several of our core platforms. For example, under a report published by the Global Industry Analysts, Inc. in February 2005, we are one of the leading manufacturers of industrial clutches and brakes in the world. Our brands, most of which have been in existence for more than 50 years, are widely known in the MPT product markets. We believe over 50% of our sales are generated from products where, according to the most recently published Motion Systems Design magazine survey, our brands on a consolidated basis have the number one or number two brand recognition in the markets we serve.

Large Installed Base and Diversified OEM Customers Supporting Aftermarket Sales.  With a history dating back to 1877 with the formation of Boston Gear, we believe we benefit from one of the largest installed customers bases in the industry. Given the moving, wearing nature of our products, which require regular replacement, our large installed base of products with a diversified group of end user customers, generates significant aftermarket replacement demand which creates a recurring revenue stream. Many of our products serve critical functions, where the cost of product failure would substantially exceed any potential cost reduction benefits from using cheaper, less proven parts. This end user preference and consistently recurring replacement demand in turn help to stabilize our revenue base from the cyclical nature of the broader economy. For the year ended December 31, 2006 we estimate that approximately 43% of our revenues were derived from aftermarket sales.

Diversified End-Markets.  Our revenue base has balanced exposure across a diverse mix of end user industries, including energy, general industrial, material handling, mining, transportation and turf and garden, which helps mitigate the impact of business and economic cycles. No single industry represented more than 9% of our total sales, in 2006. In addition, for the year ended December 31, 2006, approximately 30% of our sales were from outside North America. Our geographic diversification is further enhanced because some of our products sold into the North American market are ultimately exported into international markets as part of the final product sold by the customer.

Strong Relationship with Distributors and OEMs.  We have over 700 direct OEM customers and enjoy established, long-term relationships with the leading MPT industrial distributors, critical factors that contribute to our high base of recurring aftermarket revenues. We sell our products through more than 3,000 distributor outlets worldwide. We believe our scale, end user preference and expansive product line make our product portfolio attractive to both large and multi-branch distributors, as well as regional and independent distributors in our industry.

Experienced, High-Caliber Management Team.  We are led by a highly experienced management team with over 425 years of cumulative industrial business experience and an average of 14 years with our companies. Our Chairman and CEO, Michael Hurt, has over 40 years of experience in the MPT industry, while our President and COO Carl Christenson has over 26 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.

The Altra Business System(“ABS”).  We benefit from an established culture of lean management emphasizing quality, delivery and cost through ABS. ABS is at the core of our performance-driven culture and drives both our strategic development and operational improvements. We estimate that in the period from January 1, 2005 through December 31, 2006, ABS has enabled us to achieve savings of over $5 million through various initiatives, including: (a) set-up time reduction and productivity improvement, (b) finished goods inventory reduction, (c) improved quality and reduction of internal scrap, (d) on-time delivery improvement, (e) utilizing value stream mapping to minimize work in process inventory and increase productivity and (f) headcount reductions. We believe these initiatives will continue to provide us with recurring annual savings. We intend to continue to aggressively implement operational excellence initiatives by utilizing ABS tools throughout our company.

Proven Product Development Capabilities.  Our extensive application engineering know-how drives both new and repeat sales. Our broad portfolio of products, knowledge and expertise across various MPT applications allows us to provide our customers customized solutions to meet their specific needs. We are highly focused on developing new products in response to customer requirements. We employ approximately 170 non-manufacturing engineers involved with product development, research and development, test and technical customer support. Recent new product development examples include the Foot/ Deck Mount Kopper Kool Brake which was designed for very high heat dissipation in extremely rugged tensioning applications such as drawworks for oil and gas wells and anchoring systems for on-shore and off-shore drilling platforms.

Our Business Strategy

We intend to continue to increase our sales through organic growth, expand our geographic reach and product offering through strategic acquisitions and improve our profitability through cost reduction initiatives. We seek to achieve these objectives through the following strategies:

•	Leverage Our Sales and Distribution Network. We intend to continue to leverage our relationships with our distributors to gain shelf space, further integrate our recently acquired brands with our core brands and sell new products. We seek to capitalize on customer brand preference for our products to generate pull-through aftermarket demand from our distribution channel. We believe this strategy also allows our distributors to achieve high profit margins, further enhancing our preferred positions with them.

•	Focus our Strategic Marketing on New Growth Opportunities. We intend to expand our emphasis on strategic marketing to focus on new growth opportunities in key end-user markets. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements and deploy resources to gain market share and drive future sales growth.

•	Accelerate New Product and Technology Development. We are highly focused on developing new products across our business in response to customer needs in various markets. We expect new products developed by us during the past three years to generate approximately $60 million in revenues in 2007.

•	Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market. We intend to leverage our established sales offices in China, Taiwan and Singapore, as well as add representation in Japan and

South Korea. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China, to increase sales in the high-growth Asia-Pacific region. This region also offers opportunities for low-cost country sourcing of materials. During 2006, we sourced approximately 17% of our purchases from low-cost countries, resulting in average cost reductions of over 45% for these products. Within the next five year, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider opportunities to outsource some of our production from North American and Western European locations to Asia.

•	Continue to Improve Operational and Manufacturing Efficiencies through ABS. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, based on manufacturing centers of excellence, provides additional opportunities to reduce costs by sharing best practices across geographies and business lines and by consolidating purchasing processes. We have implemented these principles with our recent acquisitions of Hay Hall Holdings Limited, or Hay Hall, and Bear Linear LLC, or Warner Linear, and intend to apply such principles to future acquisitions. We have been operating Bear Linear as a division under the name Warner Linear.

•	Pursue Strategic Acquisitions that Complement our Strong Platform. Management believes that there may be a number of attractive potential acquisition candidates in the future, in part due to the fragmented nature of the industry. We plan to continue our disciplined pursuit of strategic acquisitions to accelerate our growth, enhance our industry leadership and create value. On February 17, 2007, we entered into an agreement and plan of merger to acquire all of the issued and outstanding shares of capital stock of TB Wood’s Corporation, or TB Wood’s. With our extensive MPT and motion control products, our strong customer and distributor relationships and our know-how in implementing lean enterprise initiatives through ABS, we have an ideal platform for acquiring and successfully integrating related businesses, as evidenced through our acquisition and integration of Hay Hall and Bear Linear. We intend to cause TB Wood’s, to become a subsidiary of Altra Industrial Motion, our wholly-owned subsidiary, or Altra Industrial. We expect to finance the acquisition, in part, through the tack-on offering of Altra Industrial’s 9% senior secured notes due 2011, or the 9% senior secured notes, borrowings under our senior revolving credit facility and cash on hand. The transaction is expected to close in April 2007.

Products

We produce and market a wide variety of MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well drawworks, punch presses, conveyors
Gearing	Boston Gear, Nuttall Gear, Delroyd Worm Gear	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, rail car wheel drives
Engineered Couplings	Ameridrives, Bibby Transmissions	Energy, metals, plastics	Extruders, turbines, steel strip mills
Engineered Bearing Assemblies	Kilian Manufacturing	Aerospace, material handling, transportation	Cargo rollers, steering columns, conveyors
Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix International, Saftek	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools

Clutches and Brakes.  Clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections used to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in three main product categories: electromagnetic, overrunning and heavy duty. Our core clutch and brake manufacturing facilities are located in Indiana, Illinois, Michigan, Texas, the United Kingdom, Germany, France and China.

•	Electromagnetic Clutches and Brakes. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture several vehicular niche applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names.

•	Overrunning Clutches. Specific product lines include the Formsprag and Stieber indexing and backstopping clutches. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, packaging machinery, pumping equipment and other specialty machinery. We market and sell these products under the Formsprag, Marland and Stieber brand names.

•	Heavy Duty Clutches and Brakes. Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining material handling, marine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch and Twiflex brand names.

Gearing.  Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing products under the Boston Gear, Nuttall Gear and Delroyd Worm Gear brand names. We manufacture our gearing products at our facilities in New York and North Carolina and sell to a variety of end markets.

Engineered Couplings.  Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we designed our couplings with a measure of flexibility that accommodates various degrees of misalignment. Our coupling product line includes gear couplings, high-speed disc and diaphragm couplings, grid couplings, universal joints and spindles. Our coupling products are used in the power generation, steel and custom machinery industries. We manufacture a broad range of coupling products under the Ameridrives and Bibby brand names. Our engineered couplings are manufactured in our facilities in Pennsylvania and the United Kingdom.

Engineered Bearing Assemblies.  Bearings are components that support, guide and reduce friction of motion between fixed and moving machine parts. Our engineered bearing assembly product line includes ball bearings, roller bearings, thrust bearings, track rollers, stainless steel bearings, polymer assemblies, housed units and custom assemblies. We manufacture a broad range of engineered bearing products under the Kilian brand name. We sell bearing products to a wide range of end markets, including the general industrial and automotive markets, with a particularly strong OEM customer focus. We manufacture our bearing products at our facilities in New York and Canada.

Power Transmission Components.  Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion. Power transmission products are applicable in most industrial markets, including, but not limited to metals processing, turf and garden and material handling applications. Specific product lines include linear actuators, miniature and small precision couplings, air motors, friction materials and other various items. We manufacture or market a broad array of power transmission components under several businesses including Warner Linear, Huco Dynatork, Saftek, Boston Gear, Warner Electric and Matrix. Our core power transmission component manufacturing facilities are located in Illinois, North Carolina, the United Kingdom and China.

•	Warner Linear. Warner Linear is a designer and manufacturer of rugged service electromechanical linear actuators for off-highway vehicles, agriculture, turf care, special vehicles, medical equipment, industrial and marine applications.

•	Huco Dynatork. Huco Dynatork is a leading manufacturer and supplier of a complete range of precision couplings, universal joints, rod ends and linkages.

•	Saftek. Saftek manufactures a broad range of high quality non-asbestos friction materials for industrial, marine, construction, agricultural and vintage and classic cars and motorcycles.

•	Other Accessories. Our Boston Gear, Warner Electric and Matrix businesses make or market several other accessories such as sensors, sleeve bearings, AC/ DC motors, adjustable speed drives, shaft accessories, face tooth couplings and fluid power components that are used in numerous end markets.

Research and Development and Product Engineering

We closely integrate new product development with marketing, manufacturing and product engineering in meeting the needs of our customers. We have product engineering teams that work to enhance our existing products and develop new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality industrial power transmission products. Our product engineering teams focus on:

•	lowering the cost of manufacturing our existing products;

•	redesigning existing product lines to increase their efficiency or enhance their performance; and

•	developing new product applications.

Our continued investment in new product development is intended to help drive customer growth as we address key customer needs. Research and developmentexpenses were $4.9 million, $4.7 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing

We sell our products in over 70 countries to over 700 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 101 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

We employ an integrated sales and marketing strategy concentrated on both key industries and individual product lines. We believe this dual vertical market and horizontal product approach distinguishes us in the marketplace allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly. Within our key industries, we market to OEMs, encouraging them to incorporate our products into their equipment designs, to distributors and to end users, helping to foster brand preference. With this strategy, we are able to leverage our industry experience and product breadth to sell MPT and motion control solutions for a host of industrial applications.

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2006, 70% of our net sales were derived from customers in North America, 22% from customers in Europe and 8% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets. Refer to note 13 of our audited financial statements included elsewhere in this Form 10-K for additional information on sales and assets by geographic location.

Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in influencing product purchasing decisions in the MPT industry. In addition, distributors play a critical role through stocking inventory of our products, which affects the accessibility of our products to aftermarket buyers. It is for this reason that distributor partner relationships are so critical to the success of the business. We enjoy strong established relationships with the leading distributors as well as a broad, diversified base of specialty and regional distributors.

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing, L.P., Regal Beloit Corporation and Baldor Electric Company. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacture our products.

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 10% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

Intellectual Property

We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear and Warner Electric, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

With respect to proprietary know-how, we rely on trade secret laws in the United States and other jurisdictions and on confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek.

Backlog

Our backlog of unshipped orders was $128.2 million at December 31, 2006 and $102.0 million at December 31, 2005, an increase of $26.2 million. The increase in backlog was primarily due to the acquisition of Hay Hall, which accounted for approximately $16.7 million of the increase.

Employees

As of December 31, 2006, we had approximately 2,500 full-time employees, of whom approximately 57% were located in North America, 28% in Europe, and 14% in Asia. Approximately 21% of our full-time factory North American employees are represented by labor unions. In addition, approximately 60% of our employees in our facility in Scotland are represented by a labor union. The four U.S. collective bargaining agreements to which we are a party will expire on August 10, 2007, September 19, 2007, June 2, 2008 and February 1, 2009, while our agreement in Scotland expires on March 31, 2007. We are currently in negotiations with the union in Scotland. We do not expect the negotiations to have a material adverse effect on operations. Two of the four U.S. collective bargaining agreements contain provisions for additional, potentially significant lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing. See Risk Factors — we may be subjected to work stoppages at our facilities or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.”

The remainder of our European facilities have employees who are generally represented by local and national social works councils which are common in Europe. Social works councils meet with employer industry associations every two to three years to discuss employee wages and working conditions. Our facilities in France and Germany often participate in such discussions and adhere to any agreements reached.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or result of operations. Our principal raw materials are steel, castings and copper. We generally purchase our materials on the open market, where certain commodities such as steel and copper have increased in price significantly in recent years. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity suppliers.

Regulation

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations. These include compliance with the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). We maintain controls and procedures to comply with laws and regulations associated with our international operations. In the event we are unable to remain compliant with such laws and regulations, our business may be adversely affected.

Environmental and Health and Safety Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material.

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.

However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that these third parties will in fact satisfy their indemnification obligations. If third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of March 15, 2007 (ages are as of December 31, 2006):

Michael L. Hurt, P.E.(age 61 ) has been our Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital, L.P. and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 47) has been our President and Chief Operating Officer since January 2005. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and a M.B.A. from Rensselaer Polytechnic.

David A. Wall (age 48) has been our Chief Financial Officer since January 2005. From 2000 to 2004, Mr. Wall was the Chief Financial Officer of Berman Industries, a manufacturer and distributor of portable lighting products. From 1994 to 2000, Mr. Wall was the Chief Financial Officer of DoALL Company, a manufacturer and distributor of machine tools and industrial supplies. Mr. Wall is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Illinois and a M.B.A. in Finance from the University of Chicago.

Gerald Ferris (age 57) has been Altra Industrial’s Vice President of Global Sales since November 2004 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Timothy McGowan (age 50) has been Altra Industrial’s Vice President of Human Resources since November 2004 and held the same position with our Predecessor since June 2003. Prior to joining us, from 1994 to 1998 and again from 1999 to 2003 Mr. McGowan was Vice President, Human Resources for Bird Machine, part of Baker Hughes, Inc., an oil equipment manufacturing company. Before his tenure with Bird Machine, Mr. McGowan spent many years with Raytheon in various Human Resources positions. Mr. McGowan holds a B.A. degree in English from St. Francis College in Maine.

Edward L. Novotny (age 54) has been Altra Industrial’sVice President and General Manager of Boston Gear, Overrunning Clutch, Huco since November 2004 and held the same position with our Predecessor since May 2001. Prior to joining our Predecessor in 1999, Mr. Novotny served in a plant management role and then as the Director of Manufacturing for Stabilus Corporation, an automotive supplier, since October 1990. Prior to Stabilus, Mr. Novotny held various plant management and production control positions with Masco Industries and Rockwell International. Mr. Novotny holds a B.S. degree in Business Administration from Youngstown State University.

Craig Schuele (age 43) has been Altra Industrial’s Vice President of Marketing and Business Development since November 2004 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A.	Risk Factors

We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the MPT industry. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings, and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.

There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost effective outside suppliers to source components or manufacture our products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets. In addition, these markets may experience cyclical downturns. The present uncertain economic environment may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would further reduce our sales and profitability.

We rely on independent distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2006, approximately 36% of our net sales were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2006. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We must continue to invest in new technologies and manufacturing techniques; however, our ability to develop or adapt to changing technology and manufacturing techniques is uncertain and our failure to do so could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously invest in new technologies and manufacturing techniques to evolve our existing products and introduce new products to meet our customers’ needs in the industries we serve and want to serve. For example, motion control products offer more precise positioning and control compared to industrial clutches and brakes. If manufacturing processes are developed to make motion control products more price competitive and less complicated to operate, our customers may decrease their purchases of MPT products.

Our products are characterized by performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to invest in improvements to our technology and manufacturing techniques to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality and availability;

•	price competitiveness;

•	technical expertise and development capability;

•	reliability and timeliness of delivery;

•	product design capability;

•	manufacturing expertise; and

•	sales support and customer service.

Our success depends on our ability to invest in new technologies and manufacturing techniques to continue to meet our customers’ changing demands with respect to the above factors. We may not be able to make required capital expenditures and, even if we do so, we may be unsuccessful in addressing technological advances or introducing new products necessary to remain competitive within our markets. Furthermore, our own technological developments may not be able to produce a sustainable competitive advantage.

Our operations are subject to international risks that could affect our operating results.

Our net sales outside North America represented approximately 30% of our total net sales for the year ended December 31, 2006. In addition, we sell products to domestic customers for use in their products sold overseas. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

•	fluctuations in currency exchange rates;

•	exchange rate controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	interest rates;

•	unexpected changes in regulatory requirements;

•	changes in foreign intellectual property law;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in various jurisdictions;

•	potential political instability and the actions of foreign governments; and

•	restrictions on our ability to repatriate dividends from our subsidiaries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could materially adversely affect our international operations and, consequently, our operating results.

Our operations depend on production facilities throughout the world, many of which are located outside the United States and are subject to increased risks of disrupted production causing delays in shipments and loss of customers and revenue.

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.

Material weaknesses in our internal controls over financial reporting have been identified which could result in a decrease in the value of your investment.

In connection with their audit of our 2006 consolidated financial statements, our independent auditors expressed concerns that as of the date of their opinion, certain plant locations had encountered difficulty closing their books in a timely and accurate manner. The outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We have actively taken steps to address this material weakness. These steps include standardizing the financial close process, providing greater corporate oversight and review as well as implementing other internal control procedures as part of our on-going Sarbanes-Oxley compliance program. We believe that with the addition of these steps we should be able to deliver financial information in a timely and accurate manner.

However, we cannot assure you that our efforts to correct this identified material weakness will be successful or that we will not have other weaknesses in the future. If we fail to correct the existing material weaknesses or have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not accurately state our financial condition or results of operations. Either of those events could have an adverse effect on your investment.

If we are unable to complete our assessment as to the adequacy of our internal controls over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your investment and make it more difficult for us to raise capital in the future.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company’s internal controls over financial reporting, including management’s assessment of the effectiveness of the company’s internal controls over financial reporting as of the company’s fiscal year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to, and report on, management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. While we will expend significant resources in developing the necessary documentation and testing procedures, fiscal 2007 will be the first year for which we must complete the assessment and undergo the attestation process required by Section 404 and there is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our independent auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. It is possible that material weaknesses in our internal controls could be found. If we are unable to remediate any material weaknesses by December 31, 2007, our independent auditors would be required to issue an adverse opinion on our internal controls. If our independent auditors disclaim an opinion as to the effectiveness of our internal controls or if they render an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our senior secured and senior notes to decline and make it more difficult for us to raise capital in the future.

We rely on estimated forecasts of our OEM customers’ needs, and inaccuracies in such forecasts could materially adversely affect our business.

We generally sell our products pursuant to individual purchase orders instead of under long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected.

The materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect our profitability.

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. As of the year ended December 31, 2006, approximately 57% of our cost of goods sold consisted of the purchase of raw materials required for our manufacturing processes. From the first quarter of 2004 to the end of 2006, the average price of copper and steel has increased approximately 173% and 42%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially and adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

We face potential product liability claims relating to products we manufacture or distribute, which could result in our having to expend significant time and expense to defend these claims and to pay material claims or settlement amounts.

We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently have several product liability claims against us with respect to our products. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2006, we had approximately 2,500 full time employees, of whom approximately 47% were employed abroad. Approximately 300 of our North American employees and 45 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees.

Our four U.S. collective bargaining agreements will expire on August 10, 2007, September 19, 2007, June 2, 2008 and February 1, 2009. Our union agreement in Scotland expires on March 31, 2007. We are currently in negotiations with the union in Scotland. We do not expect the negotiations to have a material adverse effect on operations. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, two of our four U.S. collective bargaining agreements contain provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing.

If our unionized workers or those represented by a works council were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our ability to deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used and could cause cancellation of purchase orders with us or otherwise result in reduced revenues from these customers.

Changes in employment laws could increase our costs and may adversely affect our business.

Various federal, state and international labor laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates paid, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, operating results or cash flow.

In the event our employee-related costs rise significantly, we may have to curtail the number of our employees or shut down certain manufacturing facilities. Any such actions would be not only costly but could also materially adversely affect our business.

We depend on the services of key executives, the loss of who could materially harm our business.

Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, maintaining and expanding relationships with distributors, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that our senior executives could not easily be replaced with executives of equal experience and capabilities. Although we have entered into employment agreements with certain of our key domestic executives, we cannot prevent our key executives from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives.

If we lose certain of our key sales, marketing or engineering personnel, our business may be adversely affected.

Our success depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. If certain of these key personnel were to terminate their employment with us, we may experience difficulty replacing them, and our business could be harmed.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.

However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that these third parties will in fact satisfy their indemnification obligations. If third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

We face additional costs associated with our post-retirement and post-employment obligations to employees which could have an adverse effect on our financial condition.

As part of the acquisition of Power Transimission Holding LLC, which we refer to as the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax, the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, and the Colfax PT Pension Plan, collectively referred to as the Prior Plans. We have established a defined benefit plan, or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spinoff of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $3.4 million) was approximately $22.7 million as of December 31, 2006 while the fair value of plan assets was approximately $11.0 million as of December 31, 2006. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2006, funding requirements were estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually thereafter until 2011. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $3.4 million as of December 31, 2006. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $3.5 million as of December 31, 2006.

For a description of the post-retirement and post-employment costs, see Note 9 to the audited financial statements included elsewhere in this Form 10-K.

Our future success depends on our ability to integrate acquired companies and manage our growth effectively.

Our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. In addition, we will continue to pursue new acquisitions, some of which could be material to our business if completed. We may not be able to integrate successfully our recent acquisitions or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.

We may not be able to protect our intellectual property rights, brands or technology effectively, which could allow competitors to duplicate or replicate our technology and could adversely affect our ability to compete.

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain names registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.

Goodwill comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Reduction in net income resulting from the write down or impairment of goodwill would affect our financial results.

Unplanned repairs or equipment outages could interrupt production and reduce income or cash flow.

Unplanned repairs or equipment outages, including those due to natural disasters, could result in the disruption of our manufacturing processes. Any interruption in our manufacturing processes would interrupt our production of products, reduce our income and cash flow and could result in a material adverse effect on our business and financial condition.

Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business.

We depend heavily on our information technology, or IT, infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2006, we had approximately $233.7 million of indebtedness outstanding and $27.1 million available under lines of credit. We expect to incur additional indebtendness in connection with our acquisition of TB Wood’s. Our indebtedness has important consequences; for example, it could:

•	make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;

•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, research and development efforts and other general corporate activities;

•	make it difficult for us to fulfill our obligations under our credit and other debt agreements;

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and

•	place us at a competitive disadvantage relative to our competitors that have less debt.

Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreement governing Altra Industrial’s senior revolving credit facility, or the Credit Agreement, and the 9% senior secured notes. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default under the Credit Agreement occurs, then the lenders could declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. In addition, the Credit Agreement and the indentures governing the 9% senior secured notes and Altra Industrial’s 11 1/4% senior notes due 2013, or the 11 1/4% senior notes, have cross-default provisions such that a default under any one would constitute an event of default in any of the others.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current or acquired businesses could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

Genstar Capital Partners III, L.P. and Stargen III, L.P. (together, the Genstar Funds) have significant influence and may have conflicts of interest with our other stockholders in the future.

The Genstar Funds beneficially own 30.6% of our common stock. The Genstar Funds have significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales and other significant corporate transactions. We cannot assure you that the interests of the Genstar Funds will coincide with your interests.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

In addition to our leased headquarters in Quincy, Massachusetts, we maintain 23 production facilities, ten of which are located in the United States, two in Canada, ten in Europe and one in China. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2006, indicating the location, principal use and whether the facilities are owned or leased.

					Lease
Location	Brand	Major Products	Sq. Feet	Owned/Leased	Expiration

United States
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,228	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes	76,200	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Syracuse, New York	Kilian Manufacturing	Engineered Bearing Assemblies	90,400	Owned	N/A
Erie, Pennsylvania	Ameridrives	Couplings	76,200	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches & Brakes	90,400	Owned	N/A
Quincy, Massachusetts(1)(2)	Altra, Boston Gear		30,350	Leased	February 12, 2008
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2008
Torrington, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	32,000	Leased	May 31, 2007
Belvidere, Illinois	Warner Electric	Linear Actuators	21,000	Leased	June 30, 2009
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	35,000	Owned	N/A
International
Toronto, Canada	Kilian Manufacturing	Engineered Bearing Assemblies	29,000	Owned	N/A
Bedford, England	Wichita Clutch	Heavy Duty Clutches & Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	57,609	Owned	N/A
Toronto, Canada	Kilian Manufacturing	Engineered Bearing Assemblies	30,120	Leased	(3)
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Precision Components	26,100	Owned	N/A
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(4)
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Dewsbury, England	Bibby Transmissions	Couplings	26,100	Owned	N/A
Brechin, Scotland	Matrix International	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Twickenham, England	Twiflex	Heavy Duty Clutches & Brakes	27,500	Leased	September 30, 2009
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	July 31, 2007
Telford, England	Saftek	Friction Material	4,400	Leased	August 31, 2008

(1)	Certain employees at these locations provide general and administrative services for our other locations.

(2)	Corporate Headquarters and selective Boston Gear functions.

(3)	Month to month lease.

(4)	Must give the lessor twelve month notice for termination.

Item 3.	Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of March 15, 2007, the number of holders of record of our common stock was approximately 24.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	High	Low

Fiscal 2006:
Quarter Ended December 31, 2006	$14.55	$13.75

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Agreement governing the senior revolving credit facility and the indentures governing the 9% senior secured notes and 11 1/4% senior notes limit our ability to pay dividends or other distributions on our common stock.

Recent Sales of Unregistered Securities

The Company’s Board of Directors established the 2004 Equity Incentive Plan, or the Plan, that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company. In connection with the establishment of this plan, the Board of Directors authorized and issued 1.7 million shares of restricted common stock to certain independent directors and employees of the Company. The restricted shares issued pursuant to the Plan are generally service time vested ratably over each of the five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the 2004 Equity Incentive Plan is generally subject to restrictions on transfer, and certain other limitations. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors.

In January 2006, we issued an aggregate of 39,000 shares of our restricted common stock to members of our management pursuant to our 2004 Equity Incentive Plan. In addition, in August 2006 we issued 203,899 shares of our restricted common stock to our Chief Executive Officer and 103,857 shares of our restricted common stock to our President and COO, in each case, pursuant to our 2004 Equity Incentive Plan.

The issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering, or under Rule 701 under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

Use of Proceeds of Registered Securities

On December 15, 2007 we completed the initial public offering of 10,000,000 shares of our common stock, par value, at an offer price of $13.50 per share. Certain of our stockholders sold an aggregate of 6,666,666 shares of our common stock in connection with the offering. The aggregate net proceeds from the sale of common stock by the selling stockholders were approximately $83.7 million after deducting underwriting discounts.

The aggregate net proceeds from the sale by us of 3,333,334 shares of our common stock, $0.001 par value, in our initial public offering were approximately $36.4 million, after deducting underwriting discounts, commissions and other expenses of $8.6 million payable by us. We did not receive any of the proceeds from the sale of shares by the selling stockholders. The managing underwriter in the offering was Merrill Lynch, Pierce, Fenner and Smith Incorporated, and the Company share of the aggregate underwriting discount was $3,150,001.

All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-137660), effective December 14, 2007. To date we have applied the proceeds received by us as follows. On February 27, 2007, we redeemed £11.6 million ($22.7 million, using an exchange rate of 1.963 as of February 27, 2007) aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Notes, plus accrued and unpaid interest. We invested the remaining proceeds as cash and cash equivalents with Wells Fargo Bank. None of our net proceeds were paid directly or indirectly to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates, except for the $3.0 million termination fee paid to Genstar.

Issuer Purchases of Equity Securities

Except as set forth above, during the quarter ended December 31, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers”, of shares of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock since the time of our initial public offering, December 15, 2006 through December 31, 2006, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group index, in each case assuming an initial investment of $100.

	December 15,	December 31,
	2006	2006
Altra Holdings, Inc.	$100	$104.07
S&P Small Cap 600	$100	$99.24
Peer Group	$100	$100.62

The Peer Group consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings Inc., Regal Beloit Corp., Baldor Electric Co., and Kaydon Bearings Corp.

Item 6.	Selected Financial Data

We were formed to facilitate the PTH Acquisition.  The following table contains selected historical financial data of the Company for the year ended December 31, 2006, December 31, 2005 and the period from inception (December 1, 2004) to December 31, 2004 and PTH(“the Predecessor”), for the period from January 1, 2004 through November 30, 2004 and for the years ended December 31, 2002 and 2003. Colfax Corporation did not maintain separate financial statements for PTH as a stand-alone business. At the time of the PTH Acquisition, Colfax Corporation produced historical financial statements for PTH for the fiscal years ended December 31, 2002 and 2003. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10- K.

				Predecessor
			(Period from	(Period from
	Altra Year	Altra Year	December 1,	January 1
	Ended	Ended	2004 Through	Through	Year Ended
	December 31,	December 31,	December 31,	November 30,	December 31,
	2006	2005	2004)	2004)	2003	2002
	(Dollars in thousands)
Income Statement Data:
Net sales	$462,285	$363,465	$28,625	$275,037	$266,863	$253,217
Cost of sales	336,836	271,952	23,847	209,253	207,941	190,465

Gross profit	125,449	91,513	4,778	65,784	58,922	62,752
Selling, general and administrative expenses	83,276	61,579	8,973	45,321	49,513	48,303
Research and development expenses	4,938	4,683	378	3,947	3,455	3,103
Restructuring charge, asset impairment and transition expenses	—	—	—	947	11,085	27,825
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—	—	—
(Gain) on sale of assets	—	(99)	—	(1,300)	—	—

Income (loss) from operations	41,073	25,350	(4,573)	16,869	(5,131)	(16,479)
Interest expense, net	25,479	19,514	1,612	4,294	5,368	5,489
Other non-operating expense (income), net	856	(17)	—	148	465	(312)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	14,738	5,853	(6,185)	12,427	(10,964)	(21,656)
Provision (benefit) for income taxes	5,797	3,349	(292)	5,532	(1,658)	2,455
Loss from disposal of discontinued operations, net of income taxes	—	—	—	—	—	(700)

Income (loss) from operations and disposal of discontinued operations, net of income taxes	8,941	2,504	(5,893)	6,895	(9,306)	(24,811)
Cumulative effect of change in accounting principle — goodwill impairment	—	—	—	—	—	(83,412)

Net income (loss)	$8,941	$2,504	$(5,893)	$6,895	$(9,306)	$(108,223)

Other Financial Data:
Depreciation and amortization	$14,611	$11,533	$919	$6,074	$8,653	$9,547
Purchases of fixed assets	9,408	6,199	289	3,489	5,294	5,911
Cash flow provided by (used in):
Operating activities	$11,128	12,023	5,623	3,604	(14,289)	21,934
Investing activities	(63,163)	(5,197)	(180,401)	953	(1,573)	(4,585)
Financing activities	83,837	(971)	179,432	(6,696)	12,746	(13,037)
Weighted average shares of common stock outstanding:
Basic	1,183	9	—	n/a	n/a	n/a
Diluted	19,525	18,969	—	n/a	n/a	n/a
Net income per share:
Basic	$7.56	$278.22	$—	n/a	n/a	n/a
Diluted	$0.46	$0.13	$—	n/a	n/a	n/a

	Altra	Altra	Altra	Predecessor
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$42,527	$10,060	$4,729	$3,163	$5,214
Total assets	409,368	297,691	299,387	174,324	173,034
Total debt	229,128	173,760	173,851	1,888	65,035
Convertible preferred stock and other long-term liabilities	29,471	79,168	76,665	62,179	62,877

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its Predecessor should be read together with the Selected Historical Financial Data, and the financial statements of Altra Holdings, Inc. and its Predecessor and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”.

General

We are a leading global designer, producer and marketer of a wide range of MPT and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 700 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

Our net sales have grown at a compound annual growth rate of approximately 20% over the last three fiscal years. We believe this growth has been a result of recent acquisitions, greater overall global demand for our products due to a strengthening economy, increased consumption in certain geographic markets such as China, expansion of our relationships with our customers and distributors and implementation of improved sales and marketing initiatives.

We improved our gross profit margin and operating profit margin every year from fiscal year 2002 through fiscal year 2006 by implementing strategic price increases, utilizing low-cost country sourcing of components, increasing our productivity and employing a more efficient sales and marketing strategy.

While the power transmission industry has undergone some consolidation, we estimate that in 2006 the top five broad-based MPT companies represented approximately 19% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Initial Public Offering

In December 2006, the Company completed an initial public offering. The Company offered 3,333,334 of their own shares. In addition selling stockholders offered 6,666,666 shares. Proceeds to the Company after the underwriting discount were $41.9 million. As of December 31, 2006, there are 50,000,000 shares of common stock authorized with a par value of $.001 and 21,467,500 outstanding.

History and the Acquisitions

Our current business began with the acquisition by Colfax Corporation, or Colfax, of the MPT group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber and Wichita Clutch brands. Colfax formed PTH in June 2004 to serve as a holding company for all of these power transmission businesses.

On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax for $180.0 million in cash. We refer to this transaction as the PTH Acquisition.

On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, the largest stockholder of Altra Holdings, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation for $8.8 million in cash and the assumption of $12.2 million of debt. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for approximately $8.8 million of shares of our capital stock and Kilian and its subsidiaries were transferred to our wholly owned subsidiary, Altra Industrial and (ii) all outstanding debt of Kilian was retired with a portion of the proceeds of the sale of Altra Industrial’s 9% senior secured notes due 2011, or the 9% senior secured notes.

On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against us unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became our direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

Through Hay Hall, we acquired 15 strong brands in complementary product lines, improved customer leverage and expanded geographic presence in over 11 countries. Hay Hall’s product offerings diversified our revenue base and strengthened our key product areas, such as electric clutches, brakes and couplings. Matrix International, Inertia Dynamics and Twiflex, three Hay Hall businesses, combined with Warner Electric, Wichita Clutch, Formsprag Clutch and Stieber, make the consolidated company one of the largest individual manufacturers of industrial clutches and brakes in the world.

On May 18, 2006, we acquired substantially all of the assets of Bear Linear for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over approximately the next two years. Bear Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Bear Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion into the motion control market.

On February 17, 2007, we entered into a merger agreement to acquire all of the issued and outstanding capital stock of TB Wood’s. Pursuant to the merger agreement, Forest Acquisition Corporation, our wholly owned subsidiary, commenced a tender offer on March 5, 2007 to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Woods at a price of $24.80 per share. If the tender offer is consummated, we are required, pursuant to the merger agreement and subject to the conditions set forth therein, to acquire, pursuant to a back-end merger, all remaining shares of TB Wood’s not tendered. We intend to cause TB Wood’s to become Altra Industrial’s wholly-owned subsidiary. We expect to finance the acquisition, in part, through the tack on offering of Altra Industrial’s 9% senior secured notes, borrowings under our senior revolving credit facility and cash on hand. The transaction is expected to close in April 2007.

Cost Savings and Productivity Enhancement Initiatives

Our Predecessor enacted significant cost savings programs prior to our acquisition of PTH and we subsequently enacted other cost savings programs to reduce overall cost structure and improve cash flows. Cost reduction programs included the consolidation of facilities, headcount reductions and reduction in overhead costs, which resulted in restructuring charges, asset impairment and transition expenses of $0.9 million in the eleven months ended November 30, 2004. Cash outflows related to the restructuring programs were $2.2 million in 2004. The financial effects of some of the specific cost reduction programs are listed below:

•	In 2005, we re-negotiated two of our U.S. collective bargaining agreements which we estimate provide for savings of $0.8 million annually.

•	In 2006, we re-negotiated one of our U.S. collective bargaining agreements which we estimate provides for savings of $2.2 million annually.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. Our estimates are based upon historical experience and assumptions that we believe are reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could change our reported results.

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements.

Revenue Recognition.  Product revenues are recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurs upon shipment to the customer. Service revenues are recognized as services are performed. Amounts billed for shipping and handling are recorded as revenue. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

Certain large distribution customers receive quantity discounts which are recognized net at the time the sale is recorded.

Inventory.  We value raw materials, work-in-progress and finished goods produced since inception at the lower of cost or market, as determined on a first-in, first-out (FIFO) basis. We periodically review the carrying value of the inventory and have at times determined that a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Retirement Benefits.  Pension obligations and other post retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post retirement expense recognized in future periods.

Goodwill and Intangible Assets.  Intangible assets of our Predecessor consisted of goodwill, which represented the excess of the purchase price paid over the fair value of the net assets acquired. In connection with the PTH Acquisition, intangible assets were identified and recorded at their fair value, in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations. We recorded intangible assets for customer relationships, trade names and trademarks, product technology and patents, and goodwill. In valuing the customer relationships, trade names and trademarks and product technology intangible assets, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues. If we do not meet the projected revenues used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years and 12 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS No. 142, Goodwill and Other Intangible Assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. All of our brands have been in existence for over 50 years and therefore are not susceptible to obsolescence risk. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period. All indefinite lived intangible assets are reviewed at least annually to determine if an impairment exists. An impairment could be triggered by a loss of a major customer, discontinuation of a product line, or a change in any of the underlying assumptions utilized in estimating the value of the intangible assets. If an impairment is identified it will be recognized in that period.

In accordance with SFAS No. 142, we assess the fair value of our reporting units for impairment of intangible assets based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined using the discounted cash flow calculation, goodwill impairment may be present. We would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the intangible asset. An impairment loss would be recognized to the extent that a reporting unit’s recorded value of the intangible asset exceeded its calculated fair value.

We have calculated goodwill and intangible assets arising from the application of purchase accounting from our acquisitions, and have allocated these assets across our reporting units. We evaluated our intangible assets at the reporting unit level at December 31, 2006 and found no evidence of impairment at that date. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The fair value of a reporting unit is estimated using the discounted cash flow approach, and is dependent on estimates and judgments related to future cash flows and discount rates. If the actual cash flows differ significantly from the estimates used by management, we may be required to record an impairment charge to write down the goodwill to its realizable value.

Long-lived Assets.  Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Our management determines fair value using discounted future cash flow analysis. Determining market values based on discounted cash flows requires our management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.

Income Taxes.  We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance, if we were to determine that we would be able to realize our net deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

Non-GAAP Financial Measures

The discussion of Results of Operations included below includes certain references to financial results on a “combined basis.” The combined results were prepared by adding our results from Inception to December 31, 2004 to those from the Predecessor for the 11 month period ending November 30, 2004. This presentation is not in accordance with generally accepted accounting principles. The primary differences between the predecessor entity and the successor entity are the inclusion of Kilian in the successor and the successor’s book basis has been stepped up to fair value, such that the successor has additional depreciation, amortization and financing costs. The results of Kilian are included in Altra for the period from December 1, 2004 through December 31, 2004 and the years ended December 31, 2006 and 2005. Management believes that this combined basis presentation provides useful information for our investors in the comparison of Predecessor trends and operating results. The combined results are not necessarily indicative of what our results of operations may have been if the acquisitions of PTH or Kilian had been consummated earlier, nor should they be construed as being a representation of our future results of operations.

The discussion of EBITDA (earnings before interest, income taxes, depreciation and amortization) included in the discussion of Results of Operations below is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our Predecessor because significant line items within our statements of operations such as depreciation, amortization and interest expense are significantly impacted by the PTH Acquisition. Internally, EBITDA is used as a financial measure to assess the operating performance and is an important measure in our incentive compensation plans.

EBITDA has important limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect:

•	cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, working capital needs;

•	the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debts;

•	tax distributions that would represent a reduction in cash available to us; and

•	any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net (loss) income (each as determined in accordance with GAAP). Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

To compensate for the limitations of EBITDA we utilize several GAAP measures to review our performance. These GAAP measures include, but are not limited to, net income (loss), operating income (loss), cash provided by (used in) operations, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These important GAAP measures allow our management to, among other things, review and understand our uses of cash period to period, compare our operations with competitors on a consistent basis and understand the revenues and expenses matched to each other for the applicable reporting period. We believe that the use of these GAAP measures, supplemented by the use of EBITDA, allows us to have a greater understanding of our performance and allows us to adapt to changing trends and business opportunities.

Results of Operations

				From
				Inception	Predecessor
			Combined 12	(December 1,	11 Months
	Year Ended	Year Ended	Months Ended	2004) through	Ended
	December 31,	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004	2004
	(Unaudited)
Net sales	462,285	$363,465	$303,662	$28,625	$275,037
Cost of sales	336,836	271,952	233,100	23,847	209,253

Gross profit	125,449	91,513	70,562	4,778	65,784
Gross profit percentage	27.1%	25.2%	23.2%	16.7%	23.9%
Selling, general and administrative expenses	83,276	61,579	54,294	8,973	45,321
Research and development expenses	4,938	4,683	4,325	378	3,947
Restructuring charge, asset impairment and transition expenses	—	—	947	—	947
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—	—
Gain on sale of assets	—	(99)	(1,300)	—	(1,300)

Income (loss) from operations	41,073	25,350	12,296	(4,573)	16,869
Interest expense, net	25,479	19,514	5,906	1,612	4,294
Other non-operating expense (income), net	856	(17)	148	—	148

Income (loss) before income taxes	14,738	5,853	6,242	(6,185)	12,427
Provision (benefit) for income taxes	5,797	3,349	5,240	(292)	5,532

Net income (loss)	$8,941	$2,504	$1,002	$(5,893)	$6,895

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net sales.  Net sales increased $98.8 million, or 27.2%, from $363.5 million, for the year ended December 31, 2005 to $462.3 million for the year ended December 31, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Warner Linear in the results of the year ended December 31, 2006. Hay Hall net sales for the period February 10 to December 31, 2006 were $65.5 million and Warner Linear’s sales for the period May 18 to December 31, 2006 were $3.2 million. The remaining net increase was due to price increases and strong distribution sales for the aftermarket and the strength of several key markets including energy, primary metals and mining.

Gross profit.  Gross profit increased $33.9 million, or 37.1%, from $91.5 million (25.2% of net sales), in 2005 to $125.4 million (27.1% of net sales) in 2006. The increase includes $14.1 million from Hay Hall for the period February 10 to December 31, 2006 and $0.7 million from Warner Linear for the period May 18 to December 31, 2006. Excluding Hay Hall and Warner Linear, gross profit increased approximately $19.2 million, or 21.0%, and gross profit as a percent of sales increased to 28.1% due to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $21.7 million, or 35.2%, from $61.6 million in 2005 to $83.3 million in 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall for the period February 10 to December 31, 2006 and Warner Linear for the period May 18 to December 31, 2006, which contributed $11.1 million and $0.6 million, respectively. Excluding Hay Hall and Warner Linear, selling, general and administrative expenses, as a percentage of net sales, increased from 16.9% in 2005 to 18.2% in 2006, primarily due to the $3.0 million termination fee paid to Genstar, $1.0 million transaction fee paid to Genstar in connection with the Hay Hall acquisition and $1.9 million stock based compensation expense offset by the cost savings initiatives.

Research and development expenses.  Research and development expenses increased $0.2 million, or 5.4%, from $4.7 million in 2005 to $4.9 million in 2006. The increase was primarily due to the inclusion of Hay Hall for the period February 10 to December 31, 2006.

EBITDA.  To reconcile net income to EBITDA for 2006, we added back to net income $5.8 million provision of income taxes, $25.5 million of interest expense and $14.6 million of depreciation and amortization expenses. To reconcile net income to EBITDA for 2005, we added back to net income $3.3 million provision of income taxes, $19.5 million of interest expense and $11.5 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $54.8 million for 2006 and $36.9 million for 2005.

Other non-operating (income) expense.  We recorded $0.9 million of non-operating expense in 2006 which was primarily due to foreign currency translation losses due to the strengthening of the British Pound Sterling and Euro.

Interest expense.  We recorded interest expense of $25.5 million during 2006 primarily relating to the 9% senior secured notes, 11 1/4% senior notes, subordinated notes and amortization of related deferred financing costs. Interest expense of $19.5 million was recorded during 2005. The increase was due to the issuance of the 11 1/4% senior notes during 2006 and the redemption of the subordinated notes which resulted in prepayment penalties and the write-off of the related deferred financing costs.

Provision for income taxes.  The provision for income taxes was $5.8 million, or 39.3%, of income before taxes, for 2006, versus a combined provision of $3.3 million, or 57.2%, of income before taxes, for 2005. The 2005 provision as a percent of income before taxes was higher than that of 2006 primarily due to the Hay Hall Acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. For further discussion, refer to Note 8 in the audited financial statements.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Net sales.  Net sales increased $59.8 million, or 19.7%, from $303.7 million on a combined basis, for the year ended December 31, 2004 to $363.5 million for the year ended December 31, 2005. Net sales increased primarily due to the inclusion of Kilian in the results of the year ended December 31, 2005. Kilian’s net sales for 2005 were $42.5 million. The remaining net increase was due to price increases, improving economic conditions at our customers in the steel, energy and petrochemical industries and increased sales of $4.7 million to certain transportation customers and $2.5 million in mining OEM customers, partially offset by a weakening at our turf and garden OEM customers. On a constant currency basis sales increased $58.7 million, or 19.3%, in 2005. Excluding Kilian, the constant currency increase in sales was $17.0 million, or 5.6%.

Gross Profit.  Gross profit increased $21.0 million, or 29.7%, from $70.6 million (23.2% of net sales) on a combined basis, in 2004 to $91.5 million (25.2% of net sales) in 2005. The increase includes $9.1 million from Kilian for 2005. Excluding Kilian, gross profit increased approximately $11.9 million, or 16.8%, and gross profit as a percent of sales increased to 25.7%. The remaining increase in gross profit is attributable to price increases during the second half of 2005, an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team. Savings from low cost country material sourcing and manufacturing efficiencies totaled $2.63 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.3 million, or 13.4%, from $54.3 million on a combined basis in 2004 to $61.6 million in 2005. The increase in selling, general and administrative expenses is due to the inclusion of Kilian in 2005, which contributed $3.4 million to the increase, $3.0 million of amortization of intangibles, and $1.0 million management fee paid to Genstar Capital, L.P., offset by cost savings initiatives of $1.0 million put in place during 2005. Excluding Kilian, selling, general and administrative expenses, as a percentage of net sales, increased from 17.9% in 2004 to 18.1% in 2005, primarily due to the amortization of intangibles and the management fee paid to Genstar Capital, L.P., offset by the cost savings initiatives. On a constant currency basis, selling, general and administrative expenses increased $6.4 million, or 11.8%, from $54.3 million, on a combined basis, in 2004. Excluding Kilian, selling, general and administrative expenses, on a constant currency basis, increased $3.0 million, or 5.6%, and was 17.9% of sales.

Research and development expenses.  Research and development expenses increased $0.4 million, or 8.3%, from $4.3 million on a combined basis in 2004 to $4.7 million in 2005. The increase was primarily due to development projects including the Foot/ Deck Mount Kopper Kool brake, a new clutch brake for the mining industry, spot brake technology, various elevator brakes and forklift brakes.

Gain on sale of assets, Our Predecessor recorded a gain on sale of assets of $1.3 million during 2004 relating to the sale of surplus real estate. We recorded a gain of $0.1 million from the sale of surplus machinery during 2005.

Restructuring charge, asset impairment and transition expenses Restructuring charge, asset impairment and transition expenses decreased from $0.9 million on a combined basis in 2004 to zero in 2005 due to the ending of the program in 2004.

Interest expense, net.  We recorded interest expense of $19.5 million during 2005 primarily due to the 9% senior secured notes, the CDPQ subordinated notes and the amortization of related deferred financing costs. On a combined basis, interest expense of $5.9 million was recorded during 2004.

Provision for income taxes.  The provision for income taxes was $3.3 million, or 57.2%, of income before taxes, for 2005, versus a combined provision of $5.2 million, or 83.9%, of income before taxes, for 2004. The 2004 provision as a percent of income before taxes was higher than that of 2005 primarily due to the impact of non-deductible transaction expenses incurred in connection with the PTH Acquisition in 2004. For further discussion, refer to Note 8 to the audited financial statements.

EBITDA.  To reconcile net income to EBITDA for 2005, we added back to net income $3.3 million provision of income taxes, $19.5 million of interest expense and $11.5 million of depreciation and amortization expenses. To reconcile net income to EBITDA on a combined basis for 2004, we added back to net income $5.2 million provision of income taxes, $5.9 million of interest expense and $7.0 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $36.9 million for 2005 and $19.1 million for 2004.

Liquidity and Capital Resources

Overview

Historically, our Predecessor financed capital and working capital requirements through a combination of cash flows from operating activities and borrowings from financial institutions and its former parent company, Colfax. We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could borrow additional funds or raise funds through the issuance of equity securities.

Borrowings

In connection with the PTH Acquisition, we incurred substantial indebtedness. To partially fund the PTH acquisition, our wholly owned subsidiary (“Altra Industrial”) issued $165.0 million of 9% senior secured notes, we issued $14.0 million of subordinated notes, or the CDPQ subordinated notes, to Caisse de dépôt et placement du Québec, or CDPQ, a limited partner of Genstar Capital Partners III, L.P., and Altra Industrial entered into a $30.0 million senior revolving credit facility. All of the CDPQ subordinated notes were redeemed in 2006. In connection with our acquisition of Hay Hall in February 2006 Altra Industrial issued £33.0 million of 11 1/4% senior notes. Based on an exchange rate of 1.7462 U.S. Dollars to U.K. pounds sterling (as of February 8, 2006), the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the 11 1/4% senior notes is payable in U.K. pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006.

As of December 31, 2006, Altra Industrial had outstanding $165.0 million of 9% senior secured notes, $64.6 million of 11 1/4% senior notes, $1.5 million in capital leases, $2.6 million in mortgages and had no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility. This constitutes approximately $233.7 million of total indebtedness which results in approximately $26.1 million of interest expense.

In February 2007, Altra Industrial redeemed £11.6 million aggregated principal amount of our outstanding 11 1/4% senior notes, at a redemption price of 111.25% of the principal amount of the 11 1/4% senior notes, plus accrued and unpaid interest to the redemption date, using a portion of the proceeds from our initial public offering. Altra Industrial intends to issue additional 9% senior secured notes pursuant to a tack-on bond offering to finance the acquisition of TB Wood’s.

Altra Industrial’s senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. The senior revolving credit facility requires us to comply with a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability falls below $12.5 million.

Altra Industrial and all of its domestic subsidiaries are borrowers, or Borrowers, under the senior revolving credit facility. Certain of our existing and subsequently acquired or organized domestic subsidiaries which are not Borrowers do and will guarantee (on a senior secured basis) the senior revolving credit facility. Obligations of the other Borrowers under the senior revolving credit facility and the guarantees are secured by substantially all of the Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the senior revolving credit facility (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by the Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property (other than (i) leased real property and (ii) our existing and future real property located in the State of New York), cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

An event of default under the senior revolving credit facility would occur in connection with a change of control if: (i) a person or group, other than Genstar Capital and our affiliates, beneficially owns more than 35% of our stock and such amount is more than the amount of shares owned by Genstar Capital and its affiliates, (ii) we cease to own or control 100% of each of its borrower subsidiaries, or (iii) a change of control occurs under the 9% senior secured notes, 11 1/4% senior notes or any other subordinated indebtedness.

An event of default under the senior revolving credit facility would occur if an event of default occurs under the indentures governing the 9% senior secured notes or the 11 1/4% senior notes or if there is a default under any other indebtedness any Borrower may have involving an aggregate amount of $3 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the senior revolving credit facility if any of the indebtedness under the senior revolving credit facility ceases to be senior in priority to any of our other contractually subordinated indebtedness, including the obligations under the 9% senior secured notes and the 11 1/4% senior notes.

Under the agreements governing Altra Industrial’s indebtedness, its subsidiaries are permitted to make dividend payments to Altra Industrial for use in its operations and to pay off its senior revolving credit facility and outstanding notes. Altra Industrial and its subsidiaries are restricted, however, from making dividend payments to us to pay off the CDPQ subordinated notes, subject to certain exceptions. During 2006, Altra Industrial pre-paid $14.0 million of the CDPQ subordinated notes on our behalf pursuant to these exceptions. The outstanding balance due under the CDPQ subordinated notes was paid in full on December 7, 2006. In addition, the first priority liens against us, its subsidiaries and their assets created by our indebtedness limits our ability to sell or transfer such subsidiaries or assets.

As of December 31, 2006, we were in compliance with all covenant requirements associated with all of our borrowings.

Net Cash

Cash and cash equivalents totaled $42.5 million at December 31, 2006 compared to $10.1 million at December 31, 2005. The primary source of funds for fiscal 2006 was cash provided by financing and operating activities of $83.8 million and $11.1 million, respectively. Net cash provided by operating activities for 2006 resulted mainly from net income of $8.9 million, non-cash depreciation, amortization and deferred financing costs of $15.9 million, non-cash amortization of $2.3 million for inventory step-ups recorded as part of the Hay Hall Acquisition and $1.1 million related to the loss on foreign currency which was offset by a non-cash gain on the curtailment of other post-retirement benefit plan of $3.8 million and by cash used by a net decrease in operating liabilities of $13.7 million and by cash used from a net increase in operating assets of $4.3 million.

Net cash used in investing activities of $63.2 million for 2006 resulted from $9.4 million of purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and $53.8 million related to the acquisitions of Hay Hall and Bear Linear.

Net cash provided by financing activities of $83.8 million for 2006 consisted primarily of $57.6 million from the issuance of the 11 1/4% senior notes, $41.9 million from the proceeds of the initial public offering, net of the underwriters discount, $2.5 million from mortgage proceeds. These amounts are offset by the $14 million pre-payment of the subordinated debt and the $2.7 million payment of debt issuance costs associated with the 11 1/4% senior notes.

Capital Expenditures

We made capital expenditures of approximately $9.4 million and $6.2 million in the year ended December 31, 2006 and December 31, 2005, respectively. These capital expenditures will support on-going business needs. We expect to spend approximately $10.5 million on capital expenditures in 2007.

Our senior revolving credit facility imposes a maximum annual limit on our capital expenditures of $11.0 million for fiscal year 2007, $10.0 million for fiscal year 2008, and $10.3 million for fiscal year 2009 and each fiscal year thereafter, provided that unspent amounts from prior periods may be used in future fiscal years.

Pension Plans

As of December 31, 2006, we had cash funding requirements associated with our pension plan which we estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually thereafter until 2011. These amounts represent funding requirements for the previous pension benefits we provided our employees. In 2006, we eliminated pension benefits in one of our locations. These amounts are based on actuarial assumptions and actual amounts could be materially different. See Note 9 in the audited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2006 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total

Senior secured notes(1)	—	—	—	—	$165.0	$—	$165.0
Senior notes(2)	—	—	—	—	—	$64.6	$64.6
Operating leases	$4.1	$2.9	$1.9	$0.9	$0.6	$1.5	$11.9
Capital leases	0.6	0.4	0.4	0.1	0.1	—	1.6
Mortgage(3)	0.1	0.1	0.1	0.1	0.1	2.1	2.6
Senior Revolving Credit Facility(4)	—	—	—	—	—	—	—

Total contractual cash obligations	$4.8	$3.4	$2.4	$1.1	$165.8	$68.2	$245.7

(1)	We have semi-annual cash interest requirements due on the 9% senior secured notes with $14.9 million payable in, 2007, 2008, 2009, 2010 and 2011. These amounts will increase in connection with the tack-on bond offering being contemplated to finance the acquisition of TB Wood’s.

(2)	Assuming an exchange rate of 1.959, we have semi-annual cash interest requirements due on the 11 1/4% senior notes with $7.3 million payable in 2007, 2008, 2009, 2010, 2011 and $10.9 million thereafter. The principal balance of £33 million is due in 2013 which, assuming an exchange rate of 1.959, equals approximately $64.6 million. In February 2007, we redeemed £11.6 million aggregated principal amount of our outstanding 11 1/4% senior notes, at a redemption price of 111.25% of the principal amount of the 11 1/4% senior notes, plus accrued and unpaid interest to the redemption date, using a portion of the proceeds from our initial public offering. We intend to have Altra Industrial issue additional 9% senior secured notes pursuant to a tack-on bond offering to finance the acquisition of TB Wood’s.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.0 million, an interest rate of 5.75% and is payable in monthly installments over 15 years.

(4)	We have up to $30.0 million of borrowing capacity, through November 2009, under our senior revolving credit facility (including $10.0 million available for use for letters of credit). As of December 31, 2006, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees. We account for grants under this plan in accordance with the provisions of SFAS No. 123(R).

As of December 31, 2006, we had 1,620,090 shares of unvested restricted stock. The remaining compensation cost to be recognized through 2011 is $2.0 million. Based on the stock price at December 29, 2006 of $14.05 per share, the intrinsic value of these awards as of December 31, 2006 was $28.2 million, of which $5.4 million related to vested shares and $22.8 million related to unvested shares.

Income Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either (a) on a non-consolidated and non-combined basis or (b) on a consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis we incur a net loss for the period.

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 10% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The provision of FIN 48 are effective January 1, 2007. The Company is currently evaluating the effect that adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in

Current Year Financial Statements,”. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. The Company adopted this pronouncement during 2006, the effect of this statement was not material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting Statement 158 is not included on the Company’s consolidated financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 9 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of the standard for the fiscal year beginning January 1, 2007.

Item 7A.  Quantitative and Qualitative Information about Market Risk

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present, we do not utilize derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2006 and 2005, the aggregate total assets (based on book value) of foreign subsidiaries were $138.3 million and $74.6 million, respectively, representing approximately 33.8% and 25.1%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2006 and 2005 were $1.31 and $1.19, respectively to the Euro. The approximate exchange rates in effect at December 31, 2006 and 2005 were $1.96 and $1.73, respectively to the British Pound Sterling. The result of a hypothetical 10% strengthening of the U.S. dollar against the Euro and British Pound Sterling would result in a decrease in the book value of the aggregate total assets of foreign subsidiaries of approximately $13.8 million as of December 31, 2006. The result of a hypothetical 10% strengthening of the U.S. dollar against the Euro and British Pound Sterling would result in a decrease in net income of our foreign subsidiaries of approximately $0.2 million for the year ended December 31, 2006.

Currency transaction exposure.  Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.  We are subject to market exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at prime rate plus 1.25% in the case of prime rate loans, or LIBOR rate plus 2.50%, in the case of LIBOR rate loans. As of December 31, 2006, we had no borrowings under our senior revolving credit facility and $2.9 million of outstanding letters of credit under our senior revolving credit facility. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.

The Sarbanes-Oxley Act of 2002 and Material Weakness in Internal Control

In connection with their audit of our 2006 consolidated financial statements, our independent auditors expressed concerns that as of the date of their opinion, certain plant locations had encountered difficulty closing their books in a timely and accurate manner. The outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We have actively taken steps to address this material weakness. These steps include standardizing the financial close process, providing greater corporate oversight and review as well as implementing other internal control procedures as part of our on-going Sarbanes-Oxley compliance program. We believe that with the addition of these steps we should be able to deliver financial information in a timely and accurate manner.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Altra Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Altra Holdings, Inc. (“the Company”), as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2006 and December 31, 2005 and the period from inception (December 1, 2004) through December 31, 2004, and the combined statements of operations and comprehensive income, stockholders’ equity and cash flows of the Predecessor for the period from January 1, 2004 through November 30, 2004. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and schedules are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Holdings, Inc. at December 31, 2006 and 2005 and the consolidated results of the operations and cash flows of the Company for the years ended December 31, 2006 and 2005 and the period from inception (December 1, 2004) through December 31, 2004, and of its Predecessor for the period from January 1, 2004 through November 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/
Ernst & Young LLP

Boston, Massachusetts
March 28, 2007

ALTRA HOLDINGS, INC

Consolidated Balance Sheets

	December
	2006	2005
	Dollars in thousands, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$42,527	$10,060
Trade receivables, less allowance for doubtful accounts of $2,017 and $1,797	61,506	46,441
Inventories, less allowance for obsolete materials of $10,163 and $6,843	75,769	54,654
Deferred income taxes	6,783	2,779
Prepaid expenses and other	7,532	1,973

Total current assets	194,117	115,907
Property, plant and equipment, net	82,387	66,393
Intangible assets, net	59,662	44,751
Goodwill	65,397	65,345
Deferred income taxes	2,135	—
Other assets	5,670	5,295

Total assets	$409,368	$297,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,053	$30,724
Accrued payroll	15,557	16,016
Accruals and other liabilities	15,008	6,349
Taxes payable	5,353	2,190
Deferred income taxes	1,382	33
Current portion of long-term debt	573	186

Total current liabilities	71,926	55,498
Long-term debt, less current portion and net of unaccreted discount	228,555	173,574
Deferred income taxes	7,130	7,653
Pension liabilities	15,169	21,914
Other post retirement benefits	3,262	12,500
Other long term liabilities	3,910	1,601
Commitments and Contingencies (see Note 15)	—	—
Convertible Preferred Series A stock ($0.001 par value, 0 and 40,000,000 shares authorized, 0 and 35,500,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	—	35,500
Stockholders’ equity
Common stock ($0.001 par value, 90,000,000 and 50,000,000 shares authorized, 21,467,502 and 52,667 issued and outstanding at December 31, 2006 and 2005, respectively)	21	—
Additional paid-in capital	76,907	113
Retained earnings (deficit)	5,552	(3,389)
Accumulated other comprehensive loss	(3,064)	(7,273)

	79,416	24,951

Total liabilities and stockholders’ equity	$409,368	$297,691

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

			From
			Inception	Predecessor
			(December	(Note 1)
			1, 2004)	11 Months
	Year-Ended	Year-Ended	through	Ended
	December 31,	December 31,	December 31	November 30,
	2006	2005	2004	2004
	Dollars in thousands, except per share amounts
Consolidated Statement of Operations
Net sales	$462,285	$363,465	$28,625	$275,037
Cost of sales	336,836	271,952	23,847	209,253

Gross profit	125,449	91,513	4,778	65,784
Selling, general and administrative expenses	83,276	61,579	8,973	45,321
Research and development expenses	4,938	4,683	378	3,947
Restructuring charge, asset impairment and transition expenses	—	—	—	947
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—
Gain on sale of fixed assets	—	(99)	—	(1,300)

Income (loss) from operations	41,073	25,350	(4,573)	16,869
Interest expense, net	25,479	19,514	1,612	4,294
Other non-operating expense (income), net	856	(17)	—	148

Income (loss) before income taxes	14,738	5,853	(6,185)	12,427
Provision (benefit) for income taxes	5,797	3,349	(292)	5,532

Net income (loss)	8,941	2,504	(5,893)	6,895

Consolidated Statement of Comprehensive Income (Loss)
Minimum pension liability adjustment	696	(700)	(722)	(6,031)
Foreign currency translation adjustment	677	(6,400)	549	478

Other comprehensive income (loss)	1,373	(7,100)	(173)	(5,553)

Comprehensive income (loss)	$10,314	$(4,596)	$(6,066)	$1,342

Net Income per share:
Basic	$7.56	$278.22	$—	N/A
Diluted	$0.46	$0.13	$—	N/A
Weighted average common shares outstanding:
Basic	1,183	9	—	N/A
Diluted	19,525	18,969	—	N/A

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Dollars in thousands, except share amounts

		Accumulated
		Other	Net
	Invested	Comprehensive	Invested
	Capital	Loss	Capital

For the Predecessor
Balance at December 31, 2003	$30,221	$(33,225)	$(3,004)
Net income	6,895	—	6,895
Contribution from affiliates	7,922	—	7,922
Other comprehensive income, net of $3,697 tax benefit	—	(5,553)	(5,553)

Balance at November 30, 2004	$45,038	$(38,778)	$6,260

							Accumulated
					Additional	Retained	Other
	Preferred		Common		Paid-In	Earnings	Comprehensive
	Stock	Shares	Stock	Shares	Capital	(Deficit)	Income (Loss)	Total

For the Company
Initial capital contribution	$26,334	26,334	$—	—	$—	$—	$—	$26,334
Equity issued related to acquisition	8,766	8,766	—	—	54	—	—	8,820
Net loss	—	—	—	—	—	(5,893)	—	(5,893)
Other comprehensive loss	—	—	—	—	—	—	(173)	(173)

Balance at December 31, 2004	35,100	35,100	—	—	54	(5,893)	(173)	29,088
Issuance of preferred stock	400	400	—	—	—	—	—	400
Amortization of restricted stock grants	—	—	—	53	59	—	—	59
Net income	—	—	—	—	—	2,504	—	2,504
Other comprehensive loss, net of $1,938 tax benefit	—	—	—	—	—	—	(7,100)	(7,100)

Balance at December 31, 2005	$35,500	35,500	—	53	$113	$(3,389)	$(7,273)	$24,951
Conversion of preferred stock into common stock	(35,500)	(35,500)	18	17,750	35,482	—	—	—
Issuance of common stock, net of offering costs	—	—	3	3,333	39,367	—	—	39,370
Stock based compensation and vesting of restricted stock	—	—	—	332	1,945	—	—	1,945
Net income	—	—	—	—	—	8,941	—	8,941
Cumulative foreign currency translation adjustment, net of $880 tax expense	—	—	—	—	—	—	677	677
Minimum pension liability adjustment and cumulative transition to SFAS No. 158, net of $2,165 tax expense	—	—	—	—	—	—	3,532	3,532

Balance at December 31, 2006	$—	—	$21	21,468	$76,907	$5,552	$(3,064)	$79,416

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows

				Predecessor
			From Inception	(Note 1)
			(December 1, 2004	11 Months
	Year-Ended	Year-Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004)	2004
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$8,941	$2,504	$(5,893)	6,895
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,821	8,574	673	6,074
Amortization of intangible assets	3,790	2,959	246	—
Amortization of deferred loan costs	1,255	669	53	—
Accretion of debt discount	942	942	79	—
Paid-in-kind interest	—	—	198	—
Loss on foreign currency, net	1,079	—	—	—
Amortization of inventory fair value adjustment	2,278	1,699	1,699	—
Stock based compensation	1,945	59	—	—
Gain on sale of fixed assets	—	(99)	—	(1,300)
Gain on curtailment of post-retirement benefit obligation	(3,838)	—	—	—
Provision (benefit ) for deferred taxes	1,190	225	(1,031)	117
Changes in operating assets and liabilities:
Trade receivables	(330)	(2,654)	(324)	(4,197)
Inventories	(3,973)	(1,353)	(412)	(6,418)
Accounts payable and accrued liabilities	(11,427)	(1,788)	9,402	3,734
Other current assets and liabilities	(2,297)	2,226	(2,126)	1,477
Other operating assets and liabilities	752	(1,940)	3,059	(2,778)

Net cash provided by operating activities	11,128	12,023	5,623	3,604
Cash flows from investing activities:
Purchases of fixed assets	(9,408)	(6,199)	(289)	(3,489)
Acquisitions, net of $775 and $2,367 of cash acquired in 2006 and 2004, respectively	(53,755)	1,607	(180,112)	—
Payment of additional Kilian purchase price	—	(730)	—	—
Proceeds from sale of fixed assets	—	125	—	4,442

Net cash (used in) provided by investing activities	(63,163)	(5,197)	(180,401)	953
Cash flows from financing activities:
Initial contributed capital	—	—	26,334	—
Proceeds from initial public offering	41,850	—	—	—
Initial public offering transaction costs	(1,176)	—	—	—
Proceeds from issuance of senior notes	57,625	—	—	—
Proceeds from issuance of senior subordinated notes	—	—	158,400	—
Proceeds from sale of preferred stock	—	400	—	—
Payments of debt acquired in acquisitions	—	—	(12,178)	—
Payment of paid-in-kind interest	—	(198)	—	—
Proceeds from issuance of subordinated notes	—	—	14,000	—
Payment of subordinated notes	(14,000)	—	—	—
Payment of debt issuance costs	(2,731)	(338)	(7,087)	—
Proceeds from mortgages	2,510	—	—	—
Borrowings under revolving credit agreement	5,057	4,408	4,988	—
Payments on revolving credit agreement	(5,057)	(4,408)	(4,988)	—
Payment of capital leases	(241)	(835)	(37)	—
Contribution from affiliates	—	—	—	7,922
Change in affiliate debt	—	—	—	(14,618)

Net cash (used in) provided by financing activities	83,837	(971)	179,432	(6,696)

Effect of exchange rates on cash	665	(524)	75	159

Increase (Decrease) in cash and cash equivalents	32,467	5,331	4,729	(1,980)
Cash and cash equivalents, beginning of period	10,060	4,729	—	3,163

Cash and cash equivalents, end of period	42,527	$10,060	$4,729	$1,183

Cash paid during the period for:
Interest	$23,660	$17,458	$—	$2,796
Income Taxes	$2,341	$1,761	$—	$446

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$613	$—	$—	$—
Accrued initial public offering costs	$1,304	$—	$—	$—
Conversion of preferred stock	$35,500	$—	$—	$—

See Accompany notes

Altra Holdings, Inc.

Notes to Consolidated Financial Statements
Dollars in thousands unless otherwise noted

1.	Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”) produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian Manufacturing, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Matrix International, Warner Linear and Delroyd Worm Gear. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.

The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). The consolidated financial statements of the Company include the accounts of the Company subsequent to November 30, 2004. The financial statements of “the Predecessor” include the combined historical financial statements of the Colfax entities acquired by the Company that formerly comprised the Power Transmission Group of Colfax, a privately-held industrial manufacturing company, that are presented for comparative purposes.

The historical financial results of Kilian, which was not related to the Predecessor, are not included in the presentation of Predecessor balances in the financial statements or the accompanying footnotes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Predecessor (where noted) and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Net Income Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of basic to diluted net income per share:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net Income	$8,941	$2,504

Shares used in net income per common share — basic	1,183	9
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	1,321	1,210
Preferred Stock	17,021	17,750

Shares used in net income per common share — diluted	19,525	18,969

Net income per common share — basic	$7.56	$278.22

Net income per common share — diluted	$0.46	$0.13

There was no common stock outstanding for the one month period from December 1, 2004 to December 31, 2004 to establish a basic earnings per share. The company did not generate earnings for the period from December 1, 2004 to December 31, 2004, therefore, the potential common stock equivalents were anti-dilutive and excluded from dilutive earnings per share.

The Predecessor’s capital structure was comprised of contributions from the parent and affiliated companies. There was no common stock associated with the group of entities which comprised the Predecessor. Accordingly there is no respective earnings per share.

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $160.4 and $159.4 million at December 31, 2006 and 2005, respectively. The carrying amount of the 11.25% Senior Notes was $64.6 million as of December 31, 2006. The estimated fair value of the 9% Senior Secured Notes at December 31, 2006 and December 31, 2005 was $168.3 million and $160.1 million, respectively based on quoted market prices for such Notes. The estimated fair value of the 11.25% Senior Notes was approximately £36.3 million ($71.1 million) as of December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

Foreign currency translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period.

Foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholder’s equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Trade Receivables

An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as, a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation incurred since November 30, 2004.

Depreciation of property, plant, and equipment is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	15 to 45 years
Machinery and equipment	2 to 15 years

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangibles represent product technology and patents, tradenames and trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 12 years. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition, at December 31, 2006, and 2005 intangibles are stated net of accumulated amortization incurred since the date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for the Predecessor, Kilian, Hay Hall and Bear Linear over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of its operations.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. This analysis included consideration of discounted cash flows as well as EBITDA multiples. The analysis indicated no impairment to be present as of December 31, 2006 and 2005.

Impairment of Long-Lived Assets Other Than Goodwill and Indefinite-Lived Intangible Assets

The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $5.4 million and $3.9 million at December 31, 2006 and 2005, respectively.

Revenue Recognition

Product revenues are recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurs upon shipment to the customer. Service revenues are recognized as services are performed. Amounts billed for shipping and handling are recorded as revenue. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

Certain large distribution customers receive quantity discounts which are recognized net at the time the sale is recorded.

Shipping and Handling Costs

Shipping and handling costs associated with sales are classified as a component of cost of sales.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Self-Insurance

Certain operations are self-insured up to pre-determined amounts above which third-party insurance applies, for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $2.4 million, $2.2 million, $0.2 million and $2.0 million, for the year ended December 31, 2006, December 31, 2005, and for the periods from December 1, 2004 through December 31, 2004 and January 1, 2004 through November 30, 2004.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to officers and senior-level employees of the Company. The Company accounts for grants under this plan in accordance with the provisions of SFAS No. 123(R). Expense associated with equity awards is recognized on a straight-line basis over the vesting period of the grant.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance in purchase price accounting and on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. In periods subsequent to an acquisition, if the Company were able to realize net deferred tax assets in excess of their net recorded amount established in the purchase price allocation, an adjustment to the valuation allowance would be recorded as a reduction to goodwill in the period such determination was made.

To the extent the Company establishes a valuation allowance on net deferred assets generated from operations, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance on net deferred assets from operations, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

	Minimum	Cumulative
	Pension	Foreign	Accumulated
	Liability/SFAS	Currency	Other
	No. 158	Translation	Comprehensive
	Liability	Adjustment	Income (Loss)

For the Predecessor
Balance at December 31, 2003	$(36,820)	$3,595	$(33,225)
Minimum pension liability adjustment	478	—	478
Cumulative foreign currency translation adjustment	—	(6,031)	(6,031)

Balance at November 30, 2004	$(36,342)	$(2,436)	$(38,778)

For the Company
Opening balance December 2004	$—	$—	$—
Minimum pension liability adjustment	(722)	—	(722)
Cumulative foreign currency translation adjustment	—	549	549

Balance at December 31, 2004	(722)	549	(173)
Minimum pension liability adjustment	(700)	—	(700)
Cumulative foreign currency translation adjustment	—	(6,400)	(6,400)

Balance at December 31, 2005	(1,422)	(5,851)	(7,273)
Minimum pension liability adjustment	696	—	696
Cumulative foreign currency translation adjustment	—	677	677
Cumulative adjustment for transition to SFAS No. 158	2,836	—	2,836

Balance at December 31, 2006	$2,110	$(5,174)	$(3,064)

2.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective January 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,”. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. The Company adopted this pronouncement during 2006, the effect of this statement was not material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the effect to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting Statement 158 is not included on the Company’s consolidated balance sheet at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 9 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of the standard for the fiscal year beginning January 1, 2007.

3.	Acquisitions

On February 10, 2006, the Company purchased all of the outstanding share capital of Hay Hall for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing the Company deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

The Hay Hall acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Hay Hall acquisition was February 10, 2006, and as such, the Company’s consolidated financial statements reflect Hay Hall’s results of operations only from that date forward.

The Company has completed its final purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Hay Hall, as presented below, are based upon fair value as of the date of the acquisition. The goodwill and intangibles recorded in connection with the

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

acquisition of Hay Hall have been allocated across the business units acquired. The final purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.8 million	$51,030

Cash and cash equivalents	775
Trade receivables	12,111
Inventories	17,004
Prepaid expenses and other	510
Property, plant and equipment	13,670
Intangible assets	16,352

Total assets acquired	60,422
Accounts payable, accrued payroll, and accruals and other current liabilities	12,971
Other liabilities	8,784

Total liabilities assumed	21,755

Net assets acquired	38,667

Excess purchase price over the fair value of net assets acquired	$12,363

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The amounts recorded as intangible assets consist of the following:

Patents, subject to amortization	$110
Customer relationships, subject to amortization	9,312
Trade names and trademarks, not subject to amortization	6,930

Total intangible assets	$16,352

Customer relationships are amortized on a straight-line basis over 11 years representing the anticipated periods over which the Company estimates it will benefit from the acquired assets. The Company anticipates that substantially all of this amortization is deductible for income tax purposes. The acquisition of Hay Hall did not result in any tax deductible goodwill.

On May 18, 2006, the Company entered into a purchase agreement with the shareholders of Bear Linear LLC, or Bear, to purchase substantially all of the assets of the company for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over the next 2.5 years. One of Bear’s selling shareholders is a direct relative of one of the Company’s directors. Bear manufacturers high value-added linear actuators for mobile off-highway and industrial applications.

The Bear acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Bear acquisition was May 18, 2006, and as such, the Company’s consolidated financial statements reflect Bear’s results of operations only from that date forward.

Bear had approximately $0.5 million of net assets at closing consisting primarily of accounts receivable, inventory, fixed assets and accounts payable and accrued liabilities. The Company did not identify any specifically identifiable intangible assets. The Company recorded the $4.2 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has completed its final purchase price allocation.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2006 and December 31, 2005 as if the Company had acquired Hay Hall and Bear Linear as of January 1, 2005. The pro forma information contains the actual operating results of the Company, Bear Linear and Hay Hall with the results prior to May 18, 2006, for Bear Linear, and February 10, 2006, for Hay Hall, adjusted to include the pro forma impact of (i) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Hay Hall Acquisition; (ii) additional interest expense associated with debt issued on February 8, 2006; (iii) the elimination of intercompany sales between Hay Hall and the Company; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2005 or that may be obtained in the future.

	Year to Date	Year to Date
	Ended	Ended
	December 31,	December 31,
(Pro Forma, Unaudited)	2006	2005

Total Revenues	$471,618	$426,446
Net income	$10,864	$(898)

On November 30, 2004, the Company acquired the Predecessor for $180.0 million in cash and Kilian for an $8.8 million issuance of common stock plus the assumption of Kilian debt in the amount of approximately $12.2 million. The purchase price of both acquisitions has been adjusted following the completion of certain negotiations surrounding adjustments to the respective seller’s recorded working capital at the acquisition date. In 2005 Predecessor negotiations were finalized resulting in the return of approximately $1.6 million of the purchase price to the Company. Negotiations were also finalized for Kilian which resulted in a final payment by the Company of approximately $0.7 million.

The acquisitions have been accounted for in accordance with SFAS No. 141, “Business Combinations.” As discussed in the Basis of Presentation in Note 1, the consolidated financial statements include the results of operations for the period December 1, 2004 through December 31, 2004, and those of the Predecessor for prior periods.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has completed its purchase price allocations. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of the Predecessor and Kilian, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. The goodwill and intangibles recorded in connection with the acquisition of the Predecessor have been allocated across the business units acquired from the Predecessor. The purchase price allocations are as follows:

	Predecessor	Kilian	Total

Total purchase price, including closing costs of approximately $2.6 million	$178,519	$9,594	188,113

Cash and cash equivalents	1,183	1,184	2,367
Trade receivables	39,163	6,096	45,259
Inventories	52,761	5,108	57,869
Prepaid expenses and other	4,770	207	4,977
Property, plant and equipment	59,320	9,111	68,431
Intangible assets	49,004	—	49,004
Deferred income taxes — long term	8,262	104	8,366
Other assets	150	—	150

Total assets acquired	214,613	21,810	236,423
Accounts payable, accrued payroll, and accruals and other current liabilities	46,422	3,125	49,547
Bank debt	—	12,178	12,178
Pensions, other post retirement benefits and other liabilities	34,166	—	34,166

Total liabilities assumed	80,588	15,303	95,891

Net assets acquired	134,025	6,507	140,532

Excess purchase price over the fair value of net assets acquired	$44,494	$3,087	$47,581

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The amounts recorded as identifiable intangible assets consist of the following:

	Predecessor	Kilian	Total

Customer relationships	$27,802	$—	$27,802
Product technology and patents	5,122	—	5,122

Total intangible assets subject to amortization	32,924	—	32,924
Trade names and trademarks, not subject to amortization	16,080	—	16,080

Total intangible assets	$49,004	$—	$49,004

Customer relationships, product technology and patents, are subject to amortization over their estimated useful lives of twelve and eight years, respectively, which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The weighted average estimated useful life of all intangible assets subject to amortization is approximately 11.1 years. Substantially all of this amortization is deductible for income tax purposes.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the unaudited pro forma results of operations of the Company for the period ended December 31, 2004 as if the Company had acquired the Predecessor and Kilian as of January 1, 2004. The pro forma information contains the actual combined operating results of the Company, the Predecessor and Kilian with the results prior to the December 1, 2004 adjusted to include the pro forma impact of (i) additional amortization and depreciation expense associated with the adjustment to and recognition of fair value of fixed and intangible assets; (ii) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Acquisition; (iii) additional expenses associated with new contractual commitments created at Inception; (iv) additional expenses associated with general and administrative services previously performed by the Predecessor’s parent and not charged to the Predecessor; (v) additional interest expense associated with debt issued at Inception; (vi) the elimination of previously incurred interest expense of the Predecessor and Kilian; and (vii) the elimination of expense associated with pension and OPEB obligations retained by the Predecessor. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2004 or that may be obtained in the future.

(Pro Forma, Unaudited)	2004

Total Revenues	$343,308
Net loss	(672)

4.	Inventories

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$29,962	$22,512
Work in process	19,112	13,876
Finished goods	36,858	25,109

	85,932	61,497
Less — Allowance for excess, slow-moving and obsolete inventory	(10,163)	(6,843)

	$75,769	$54,654

5.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005, consisted of the following:

	2006	2005

Land	$9,599	$7,892
Buildings and improvements	19,849	16,500
Machinery and equipment	71,866	50,402

	101,314	74,794
Less — Accumulated depreciation	(18,927)	(8,401)

	$82,387	$66,393

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill and Intangible Assets

Goodwill as of December 31, 2006 and 2005 consisted of the following:

Goodwill
Balance December 31, 2005	$65,345
Additions related to Hay Hall acquisition	12,363
Additions related to Bear Linear acquisition	4,231
Other adjustments, net	(18,819)
Impact of changes in foreign currency	2,277

Balance December 31, 2006	$65,397

The other adjustments primarily relate to the reversal of valuation allowances on certain deferred tax assets that had been previously established as part of purchase accounting. Goodwill was further reduced by $2.5 million for a settlement with Colfax that resulted in a return of a portion of the purchase price.

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Other Intangibles
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,010	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	37,114	5,679	27,802	2,515
Product technology and patents	5,232	1,316	5,122	690
Impact of changes in foreign currency	1,301	—	(1,048)	—

Total intangible assets	$66,657	$6,995	$47,956	$3,205

The Company recorded $3.8 million, $3.0 million and $0.2 million of amortization for the year-ended December 31, 2006 and December 31, 2005, and the period from inception through December 31, 2004, respectively.

Customer relationships, product technology and patents are amortized over their useful lives of 12 and 8 years, respectively. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years and then $15.9 million thereafter.

7.	Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency and average costs of warranty

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2006 and 2005 are as follows:

	Year — Ended	Year — Ended
	December 31,	December 31,
	2006	2005

Balance at beginning of period	$1,876	$1,528
Accrued warranty costs	1,666	1,265
Payments and adjustments	(1,459)	(917)

Balance at end of period	$2,083	$1,876

8.	Income Taxes

Pre-tax income (loss) by domestic and foreign locations were as follows:

				Predecessor
				(Note 1)
			December 1,	11 Months
			2004 through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Domestic	$15,969	$2,127	$(6,539)	$9,125
Foreign	(1,231)	3,726	354	3,302

	$14,738	$5,853	$(6,185)	$12,427

The components of the provision (benefit) for income taxes were as follows:

				Predecessor
				(Note 1)
			December 1,	11 Months
			2004 through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Current:
Federal	$2,616	$1,086	$(71)	$3,851
Foreign and state	1,991	2,038	810	1,564

	4,607	3,124	739	5,415
Deferred:
Federal	998	509	(564)	98
Foreign and state	192	(284)	(467)	19

	1,190	225	(1,031)	117

Provision (benefit) for income taxes	$5,797	$3,349	$(292)	$5,532

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

U.S. income taxes at the statutory tax rate reconciled to the overall U.S. and foreign provision (benefit) for income taxes were as follows:

				Predecessor
			From Inception	(Note 1)
			(December 1,	11 Months
			2004) through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Tax at U.S. federal income tax rate	$5,158	$2,049	$(2,165)	$4,371
State taxes, net of federal income tax effect	674	373	(67)	366
Valuation allowance	—	—	2,011	895
Foreign taxes, net	944	—	—	—
Interest	(1,361)	313	26	—
Other	382	614	(97)	(100)

Provision (benefit) for income taxes	$5,797	$3,349	$(292)	$5,532

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Post-retirement obligations	$5,247	$12,050
Goodwill	7,555	789
Inventory	2,036	1,217
Expenses not currently deductible	5,852	6,651
Net operating loss carryover	2,899	1,740
Other	557	883

Total deferred tax assets	24,146	23,330
Valuation allowance for deferred tax assets	(1,252)	(16,389)

Net deferred tax assets	22,894	6,941
Deferred tax liabilities:
Property, plant and equipment	9,650	6,264
Intangible assets	11,730	5,278
Other	1,108	306

Total deferred tax liabilities	22,488	11,848

Net deferred tax assets (liabilities)	$406	$(4,907)

At December 31, 2006 and 2005, the Company had net operating loss carryforwards primarily related to operations in France of $3.4 million and $4.3 million, respectively, and in the United Kingdom of $4.2 million and $0, respectively, which can be carried forward indefinitely.

The decrease in net deferred tax liabilities for the year includes a deferred tax benefit of approximately $16.4 million attributable to the release of valuation allowances initially established in purchase accounting.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The release of the valuation allowance resulted in a reduction of book goodwill. The decrease in net deferred tax liability from the release of previously established valuation allowance was offset by additional deferred tax liabilities generated as a result of the Hay Hall acquisition of $6.4 million and approximately $4.3 million attributable to accrued pension liabilities and currency translation adjustments recorded through other comprehensive income.

Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance at December 31, 2006 of $1.3 million, related to a valuation allowance established on NOL’s acquired as part of the Hay Hall acquisition, and $16.4 million as of December 31, 2005, has been recognized to offset deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The decrease in the valuation allowance relates primarily to deferred tax adjustments associated with purchase price accounting and have been recorded to goodwill. The total valuation allowance existing at December 31, 2006 of approximately $1.3 million will be allocated to reduce book goodwill if and when released in subsequent periods.

The undistributed earnings of the Company’s foreign subsidiaries on which tax is not provided was approximately $2.3 million as of December 31, 2006, and are considered to be indefinitely reinvested. As of December 31, 2006, the Company has not recorded U.S. federal deferred income taxes on these undistributed earnings from its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in operations outside the U.S. If the undistributed earnings were not reinvested in operations outside the U.S., the tax impact would be approximately $0.9 million to the Company.

9.	Pension and Other Employee Benefits

Defined Benefit (Pension) and Postretirement Benefit Plans

The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). The Predecessor sponsored similar plans that covered certain employees, former employees and eligible dependents. At November 30, 2004, the Company assumed the pension and postretirement benefit obligations of all active U.S. employees and all non-U.S. employees of the Predecessor. Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. Colfax retained all other pension and postretirement benefit obligations relating to the Predecessor’s former employees.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans and postretirement benefit plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 Employers’ Accounting for Pensions (“SFAS No. 87”), all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of SFAS No. 158.”

	Pension as of December 31, 2006
	Prior to	As Reported at
	Adopting	December 31,
	SFAS No. 158	2006

Plan Funded Status:
Benefit obligation	$(26,121)	$(26,121)
Allowance for future salary increases	—	—

Projected benefit obligation	(26,121)	(26,121)
Fair value of assets	10,952	10,952

Funded Status	(15,169)	(15,169)
Unrecognized loss	1,154	N/A
Unrecognized prior service cost	43	N/A

Accrued benefit cost	$(13,972)	N/A

Balance Sheet:
Prepaid benefit cost	$—	N/A
Intangible asset	43	N/A
Accrued benefit cost	(15,122)	N/A

Net liability	$(15,079)	$(15,169)

Corresponding charges to equity accounts:
Retained earnings	$13,972	$13,972
Accumulated other comprehensive loss	1,154	1,197

Total charges to equity	$15,126	$15,169

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Post-Retirement Benefits as of December 31, 2006
	Prior to	As Reported at
	Adopting	December 31,
	SFAS No. 158	2006

Plan Funded Status:
Benefit obligation	$(3,549)	$(3,549)
Fair value of assets	—	—

Funded Status	(3,549)	(3,549)
Unrecognized gain	(1,016)	N/A
Unrecognized prior service cost	(3,602)	N/A

Accrued benefit cost	$(8,167)	N/A

Balance Sheet:
Prepaid benefit cost	N/A	N/A
Intangible asset	N/A	N/A
Accrued benefit cost	N/A	N/A

Net liability	N/A	$(3,549)

Corresponding charges to equity accounts:
Retained earnings	N/A	$8,167
Accumulated other comprehensive loss	N/A	(4,618)

Total charges to equity	N/A	$3,549

Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.4 million ($0.2 net of tax) and unrecognized actuarial losses $1.5 million ($0.9 net of tax).

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2006 and 2005:

	Pension Benefits		Post Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Change in benefit obligation:
Obligation at beginning of period	$27,697	$24,706	$10,983	$12,570
Service cost	513	591	140	295
Interest cost	1,491	1,362	315	549
Amendments	57	55	(2,564)	(2,088)
Curtailments	119	—	(3,838)	—
Actuarial loss (gain)	(1,188)	1,610	(1,291)	(218)
Foreign exchange effect	326	(424)	—	—
Benefits paid	(2,894)	(203)	(196)	(125)

Obligation at end of period	$26,121	$27,697	$3,549	$10,983

Change in plan assets:
Fair value of plan assets, beginning of period	$5,832	$4,647	$—	$—
Actual return on plan assets	821	309	—	—
Employer contribution	7,193	961	196	125
Benefits paid	(2,894)	(85)	(196)	(125)

Fair value of plan assets, end of period	$10,952	$5,832	$—	$—

Funded status	$(15,169)	$(21,865)	$(3,549)	$(10,983)
Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$49	$—	$—
Current liabilities	—	—	(287)	—
Non-current liabilities	(15,169)	(21,914)	(3,262)	(12,500)

Total	$(15,169)	$(21,865)	$(3,549)	$(12,500)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2006 and 2005 was $26.1 million and $27.7 million, respectively. Non-US pension liabilities recognized in the amounts presented above are $3.4 million and $2.9 million at December 31, 2006 and 2005, respectively.

The weighted average discount rate used in the computation of the respective benefit obligations at December 31, 2006 and 2005 presented above are as follows:

	2006	2005

Pension benefits	5.75%	5.5%
Other postretirement benefits	5.75%	5.5%

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits				Post retirement Benefits
			From				From
			Inception	Predecessor			Inception	Predecessor
			(December 1,	(Note 1)			(December 1,	(Note 1)
			2004)	11 Months			2004)	11 Months
	Year Ended	Year Ended	through	Ended	Year Ended	Year Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004	2006	2005	2004	2004
Service cost	$513	$591	$35	$530	$140	$295	$30	$269
Interest cost	1,491	1,362	112	8,352	315	549	59	1,654
Recognized net actuarial loss	—	—	—	2,783	(113)	—	—	183
Expected return on plan assets	(829)	(431)	(31)	(9,747)	—	—	—	—
Settlement/Curtailment	119	—	—	—	(3,838)	—	—	—
Amortization	6	72	—	14	(640)	(423)	—	(19)

Net periodic benefit cost	$1,300	$1,594	$116	$1,932	$(4,136)	$421	$89	$2,087

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits				Postretirement Benefits
			From				From
			Inception	Predecessor			Inception	Predecessor
			(December 1,	(Note 1)			(December 1,	(Note 1)
			2004)	11 Months	Year	Year	2004)	11 Months
	Year Ended	Year Ended	through	Ended	Ended	Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004	2006	2005	2004	2004
Discount rate	5.5%	5.5%	6.0%	6.2%	5.5%	5.5%	6.0%	6.3%
Expected return on plan assets	8.5%	8.5%	8.5%	8.5%	N/A	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The reasonableness of the expected return on the funded pension plan assets was determined by three separate analyses: (i) review of forty years of historical data of portfolios with similar asset allocation characteristics, (ii) analysis of six years of historical performance for the Predecessor plan assuming the current portfolio mix and investment manager structure, and (iii) a projected portfolio performance, assuming the plan’s target asset allocation.

For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 7.5% was assumed. This rate was assumed to decrease gradually to 5% by 2008 and remain at that level thereafter. The assumed health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on service and interest cost components for the period January 1, 2006 through December 31, 2006	$67	$(51)
Effect on the December 31, 2006 post-retirement benefit obligation	$324	$(266)

In December 2003, Congress passed the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) that reformed Medicare in such a way that the Company may have been eligible to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. There

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

has been no impact on the company’s plans as either prescription drug coverage is not offered past the age of 65 or we have not applied for any subsidy. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any amounts related to this Act.

The asset allocations for the Company’s funded retirement plan at December 31, 2006 and 2005, respectively, and the target allocation for 2006, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2006	2006	2005
	Actual	Target	Actual

Asset Category
Equity securities	59%	65%	67%
Fixed income securities	41%	35%	33%

The investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s returns is the asset allocation policy. The plan’s asset mix will be reviewed by the Company periodically, but at least quarterly, to rebalance within the target guidelines. The Company will also periodically review investment managers to determine if the respective manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

	Pension	Postretirement
	Benefits	Benefits

Expected benefit payments (from plan assets)
2007	$594	$287
2008	801	302
2009	1,035	298
2010	1,228	299
2011	1,392	282
2012 — 2016	9,586	1,049

The Company contributed $6.9 million to its pension plan in 2006. The Company has cash funding requirements associated with its pension plan which are estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually until 2011.

In May 2006, the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan for employees at that location has been terminated for all eligible participants who had not retired, or given notice to retire in 2006, by August 1, 2006. The Company recognized a non-cash gain associated with the curtailment of these plans in 2006 of $3.8 million.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Defined Contribution Plans

At November 30, 2004, the Company established a defined contribution plan for substantially all full-time U.S.-based employees on terms that mirror those previously provided by the Predecessor. All active employees became participants of the Company’s plan and all of their account balances in the Predecessor plans were transferred to the Company’s plan at Inception.

Under the terms of the Company’s plan, eligible employees may contribute from one to fifteen percent of their compensation to the plan on a pre-tax basis. The Company makes a matching contribution equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). The Company’s expense associated with the defined contribution plan was $2.9 million and $2.5 million during the years ended December 31, 2006 and December 31, 2005, respectively.

10.	Long-Term Debt

Revolving Credit Agreement

At November 30, 2004, Altra Industrial entered into an agreement for up to $30 million of revolving borrowings from a commercial bank (the Revolving Credit Agreement), subject to certain limitations requiring that Altra Industrial maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. Altra Industrial may use up to $10 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to Altra Industrial. Altra Industrial may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2009.

Borrowings under the Revolving Credit Agreement bear interest, at Altra Industrial’s election, at LIBOR plus 250 basis points annually or the lenders Prime Rate plus 125 basis points, but in no event no lower than 3.75%. Altra Industrial must also pay 2.0% per annum on all outstanding letters of credit, 0.375% per annum on the unused availability under the Revolving Credit Agreement and $10 per quarter in service fees. Altra Industrial incurred approximately $1.5 million in fees associated with the issuance of the Revolving Credit Agreement which has been capitalized as deferred financing costs and will be amortized over the five year life of the Revolving Credit Agreement as a component of interest expense.

Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at December 31, 2006. Altra Industrial was in compliance with certain covenants and obtained a waiver for noncompliance with one covenant at December 31, 2005.

There were no borrowings under the Revolving Credit Agreement at December 31, 2006 and 2005; the lender had issued $2.9 million and $2.4 million of outstanding letters of credit on behalf of Altra Industrial at December 31, 2006 and 2005, respectively.

9% Senior Secured Notes

At November 30, 2004, Altra Industrial issued 9% Senior Secured Notes (Senior Secured Notes), with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets).

The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by Altra Industrial. Through December 1, 2007, Altra Industrial may elect to redeem up to 35% of the Senior Secured Notes with the proceeds of certain equity transactions by paying a 9% premium of the amounts paid by such redemption. From December 1, 2008 through November 30, 2009, the Company may also elect to redeem any or all of the Senior Secured Notes still outstanding by paying a 4.5% premium of the amounts paid for such redemptions. A 2.25% premium is due for redemptions completed from December 1, 2009 to November 30, 2010. Subsequent to November 30, 2010, Altra Industrial may elect to redeem any or all of the Senior Notes then outstanding at face value.

The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. As of December 31, 2006 Altra Industrial was in compliance with all of the requirements of the Senior Secured Notes.

11.25% Senior Notes

At February 8, 2006, Altra Industrial issued 11.25% Senior Notes (Senior Notes), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.7%, after consideration of the $2.5 million of deferred financing costs (included in other assets).

The Senior Notes mature on February 13, 2013, unless previously redeemed by Altra Industrial. Through February 15, 2009 Altra Industrial may elect to redeem up to 35% of the Senior Notes with the proceeds of certain equity transactions by paying an 11.25% premium of the amounts paid by such redemption. From February 15, 2010 through February 14, 2011, Altra Industrial may also elect to redeem any or all of the Senior Notes still outstanding by paying a 5.63% premium of the amounts paid for such redemptions. A 2.81% premium is due for redemptions completed from February 15, 2011 to February 14, 2012. Subsequent to February 14, 2012, Altra Industrial may elect to redeem any or all of the Senior Notes then outstanding at face value.

The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the Senior Notes as of December 31, 2006.

On February 27, 2007, Altra Industrial redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Notes, plus accrued and unpaid interest. The remaining principal of the Senior Notes mature on February 13, 2013.

Mortgage

In June 2006, the Company’s German subsidiary entered into a mortgage on their building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.0 million, an interest rate of 5.75% and is payable in monthly installments over 15 years. The balance of the mortgage as of December 31, 2006 was $2.6 million.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Subordinated Notes

At November 30, 2004, the Company executed an agreement with a stockholder to obtain $14.0 million of unsecured subordinated financing (the Subordinated Notes). The interest accrued at an annual rate of 17% and was payable quarterly in full or payment-in-kind (PIK). As of December 31, 2005, there was $0.6 million of accrued interest included in accruals and other liabilities in the accompanying balance sheet. In December 2006, the remaining principal, penalty, unpaid and accrued interest balance was paid in full. The total pre-payment penalty paid during 2006 was $0.8 million. All unamortized deferred financing costs associated with the Subordinated Notes was written off to interest expense in connection with the repayment of the Subordinated Notes in 2006.

Capital Leases (see also Note 15)

The Company has certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.5 million and $0.3 million at December 31, 2006 and 2005, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Cash Obligations

The Company has cash obligations on the 9% senior secured notes, 11 1/4% senior notes and mortgage of $0.1 million, $0.1 million, $0.1 million, $0.1 million, $165.1 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and $66.7 million thereafter.

11.	Stockholders’ Equity

Common Stock

In December 2006, the Company completed an initial public offering. The Company sold 3,333,334 shares and selling stockholders sold 6,666,666 shares in the offering. Proceeds to the Company after the underwriting discount were $41.9 million. As of December 31, 2006, there are 90,000,000 shares of common stock authorized with a par value of $.001 and 21,467,502 outstanding.

Amended and Restated Stockholders Agreement

We had previously entered into an agreement with our stockholders that granted certain rights to and placed certain limitations on the actions of our stockholders. These rights and restrictions generally included (i) restrictions on the right to sell or transfer our stock, (ii) the Genstar Funds’ rights of first refusal and drag-along rights with respect to sales of shares by other stockholders, (iii) the stockholders’ rights to participate in the sale of the our shares by the Genstar Fund (a co-sale right), (iv) the stockholders’ right of first offer with respect to additional sales of shares by us and (v) the Genstar Funds’ right to designate all of our directors. In addition, stockholders who were part of our management were subject to non- competition and non-solicitation provisions and also granted us and the Genstar Funds the right to repurchase their shares upon their termination of employment.

Upon the completion of the Company’s initial public stock offering, certain significant provisions of the stockholders agreement terminated automatically, including the rights of first refusal, drag-along rights, co-sale rights, rights of first offer, and the Genstar Funds’ right to designate directors. In addition, shares held by members of the Company’s management no longer are subject to a repurchase right upon termination. Members of management remained subject to the non-competition and non-solicitation provisions following the offering.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Convertible Preferred Stock

As of December 31, 2005, the Company had 40,000,000 authorized and 35,500,000 outstanding shares of Series A Convertible Preferred Stock (“Preferred Shares”). Upon completion of the public offering in December 2006, all of the outstanding shares of preferred stock converted at a ratio of 2 preferred shares to 1 common share (17,750,000 shares). In connection with the public offering, this class of stock was terminated upon conversion.

A Preferred stockholder was also the holder of the Company’s Subordinated Notes discussed in Note 10. Prior to the initial public offering, the Preferred Stock holders were entitled to the following rights:

Dividends

The holders of the outstanding Preferred Stock were entitled to receive, when and if declared by the Board, non-cumulative cash dividends at an annual rate of $0.08 per share of the Preferred Stock. As of December 31, 2005, no dividends had been declared.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, as defined, the holder of each share of Preferred Stock was entitled to receive, prior to any distribution to common shareholders, the greater of an amount equal to (i) $1.00 per share, plus all unpaid declared dividends, or (ii) the amount per share they would have received if the Preferred shares had been converted to common stock prior to a liquidity event.

Redemption

The Preferred Stock was not redeemable at the option of the Company or the holders.

Conversion

The shares of Preferred Stock could, at the election of the holders, at any time, be converted in whole or in part into common shares at a ratio of one-to-one subject to adjustments for stock splits, mergers, consolidations, recapitalizations and or reorganizations.

Each share of Preferred Stock was automatically converted at the then effective conversion rate immediately upon the consummation of the public offering.

Voting

The holders of Preferred Stock had the same voting rights as the Common stockholders. The two classes of stock vote together and not as separate classes. Each shareholder of Preferred Stock was entitled to one vote per each share of Common Stock into which the Preferred Stock could then be converted.

Protective Provision

Holders of the Company’s Preferred Stock were entitled to anti-dilutive protections and protective class voting rights; including the right to veto sales or mergers of the Company, to prevent amendments to the Company’s certificate of incorporation and to prohibit future sales of Common and Preferred stock.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2006.

Restricted Common Stock

The Company’s Board of Directors established the 2004 Equity Incentive Plan (the Plan) that provides for various forms of stock based compensation to certain directors, officers and senior-level employees of the Company. Simultaneous with the establishment of this plan, the Board of Directors authorized and issued 1.7 million shares of restricted common stock to certain independent directors and employees of the Company. The restricted shares issued pursuant to the plan generally vest ratably over each of the five years from the date of grant, provided that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events if approved by the Board of Directors in connection with the transactions. Common stock awarded under the 2004 Equity Incentive Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the Stockholders Agreement and Registration Agreement.

The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the year ended December 31, 2006 and 2005 was $1.9 million ($1.3 million, net of tax) and $0.1 million, respectively. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Restricted shares unvested January 1, 2005	439,057	$0.20
Restricted shares granted	1,394,165	$0.20
Restricted shares forfeited	(175,722)	$0.20
Shares for which restrictions lapsed	(52,667)	$0.20

Restricted shares unvested December 31, 2005	1,604,833	$0.20

Restricted shares granted	346,756	$14.38
Shares for which restrictions lapsed	(331,500)	$0.20

Restricted shares unvested December 31, 2006	1,620,089	$3.24

Total remaining unrecognized compensation cost is approximately $2.0 million as of December 31, 2006 and will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during 2006 was $0.6 million.

Prior to the initial public offering, the fair value of the Company’s common stock is determined by the Company’s Board of Directors (the Board) at the time of the restricted common stock grants. Prior to the initial public offering, in the absence of a public trading market for the Company’s common stock, the Company’s Board considers objective and subjective factors in determining the fair value of the Company’s common stock and related options. Consistent with the guidance provided by the AICPA’s Technical Practice Aid on The Valuation of Privately-held- Company Equity Securities Issued as Compensation (the TPA), such considerations included, but were not limited to, the following factors:

•	Historical and expected future earnings performance

•	The liquidation preferences and dividend rights of the preferred stock

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	Milestones achieved by the company

•	Marketplace and major competition

•	Market barriers to entry

•	The Company’s workforce and related skills

•	Customer and vendor characteristics

•	Strategic relationships with suppliers

•	Risk factors and uncertainties facing the Company

Subsequent to the initial public offering restricted shares granted will be valued based on the fair market value of the stock on the date of grant.

Common stock split

In December 2006, the Board of Directors of the Company approved a two-for-one reverse stock split of the Company’s common stock. All financial information presented reflects the impact of the reverse split.

12.	Related-Party Transactions

Bear Linear Acquisition

One of the three members of Bear Linear, Robert F. Bauchiero, is the son of one of our directors, Frank E. Bauchiero. The Board of Directors of the Company unanimously approved the acquisition of Bear Linear which was conducted by arms length negotiations between the parties.

Kilian Acquisition

As discussed in Note 3, the Company acquired Kilian in exchange for the assumption of $12.2 million of Kilian’s debt and the issuance of $8.8 million of common stock issued to Holdings. Holdings had previously acquired Kilian through the exchange of preferred and common stock in Holdings that was issued to certain preferred and common shareholders of Kilian, the majority of whom were represented by Genstar Capital Partners III, L.P., one of the primary shareholders in Holdings.

Management Agreement

On November 30, 2004, the Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $1.0 million, $1.0 million and $0.1 million in management fees, included in selling, general and administrative expenses for the years ended December 31, 2006, December 31, 2005 and for the period from inception through December 31, 2004, respectively. Genstar also received a one-time transaction fee of $4.0 million, and $0.4 million in reimbursement of transaction related expenses, for advisory services it provided in connection with the acquisitions and related financings for the PTH acquisition, and $1.0 million for the Hay Hall acquisition and such amounts are reflected in selling, general and administrative expenses for the period from inception (December 1) through December 31, 2004 and year ended December 31, 2006, respectively. At December 31, 2005, the Company had $0.3 million recorded in accruals and other liabilities as a payable to Genstar in connection with the annual consulting fee.

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In December 2006, the Genstar management agreement was terminated and $3.0 million was paid to Genstar as a termination fee. There are no amounts in accruals or other liabilities payable to Genstar as of December 31, 2006.

Transition Services Agreement

In connection with the acquisition of the Predecessor operations from Colfax, the Company entered into a transition services agreement with Colfax whereby Colfax agreed to provide the Company with transitional support services. The transition services include the continued access to Colfax’ employee benefit plans through February 2005, the provision of certain accounting, treasury, tax and payroll services through various periods all of which ended by May 2005 and the transition of management oversight of various on-going business initiatives through May 2005. The cost of these services was less than $0.1 million.

Predecessor Related Party Transactions

Danaher Corporation (Danaher) was related to the Predecessor through common ownership. Revenue from sales of products to Danaher was approximately $0.3 for the eleven months ended November 30, 2004. Purchases of products from Danaher amounted to $5.8 million in the eleven months ending November 30, 2004.

Certain corporate and administrative services were performed for the Predecessor by Colfax personnel. Such services consist primarily of executive management, accounting, legal, tax, treasury and finance. Services performed for the Predecessor by Colfax were allocated to the Predecessor to the extent that they were identifiable, clearly applicable to the Predecessor and factually supported as attributable to the Predecessor. Management believes that this method of allocation is reasonable and it is consistent throughout all periods presented. No significant amounts are included in the Company’s financial statements for such services although certain professional fees including auditing fees have been allocated to the Predecessor results in the Statement of Operations and Comprehensive Income (Loss). Management estimates that these expenses would increase by approximately $1.0 million if the Predecessor was a stand alone entity. In addition, the Predecessor participated in group purchasing arranged by Colfax for costs such as insurance, health care and raw materials. These direct expenses were charged to the Predecessor entities as incurred.

The Predecessor utilized a materials sourcing operation located in China that was operated by Colfax for the benefit of all affiliated entities. Management estimates that expenses would increase approximately $0.6 million if the Predecessor had to operate this sourcing function on a stand alone basis.

The Predecessor also participated in the Colfax treasury function whereby funds were loaned to and borrowed from affiliates in the normal course of business. The net amount due to Colfax and its subsidiaries, which are not a component of the Predecessor, are reported as affiliate debt in the Balance Sheet.

Subordinated Notes

As discussed in Note 10, a Preferred Stock holder was the holder of the Subordinated Notes payable. In 2005, the Company recorded $2.4 million of related interest expense and disbursed $2 million in cash payments to the holder. In 2006, the Company recorded $2.0 million of related interest expense and disbursed $15.7 million cash payments to the holder. During December 2006, the Company paid in full all amounts outstanding.

13.	Concentrations of Credit, Business Risks and Workforce

Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.

Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.

No customer represented greater than 10% of total sales for the year ended December 31, 2006, December 31, 2005 or the period December 1, 2004 through December 31, 2004. One customer represented 10.3% of total sales in the period January 1, 2004 through November 30, 2004.

The Company and its Predecessor operate in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales				Property, Plant and Equipment
				Predecessor
				(Note 1)
			December 1,	11 Months
	Year-Ended	Year-Ended	2004 through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,
	2006	2005	2004	2004	2006	2005
North America (primarily U.S.)	$332,647	$288,883	$23,071	$207,731	$50,673	$47,587
Europe	113,799	59,176	4,632	54,141	29,865	16,968
Asia and other	15,839	15,406	922	13,165	1,849	1,838

Total	$462,285	$363,465	$28,625	$275,037	$82,387	$66,393

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

The net assets of our foreign subsidiaries at December 31, 2006 and 2005 were $46.8 million and $49.2 million, respectively.

The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

Approximately 26.9% of the Company’s labor force (22.7% and 53.3% in the United States and Europe, respectively) is represented by collective bargaining agreements. Approximately 8% of our employees are covered by collective bargaining agreements due to expire during 2007.

14.	Predecessor Restructuring, Asset Impairment and Transition Expenses

Beginning in the fourth quarter of 2002, the Predecessor adopted certain restructuring programs intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing and sourcing to low-cost countries. The Predecessor did not exit any of its operating activities and these programs did not reduce sales. The amounts recorded as restructuring charges, asset impairment and transition expenses in the Consolidated Statement of Comprehensive Income (Loss) for the period January 1,

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

2004 through November 30, 2004 amounted to approximately $0.9 and were comprised of the following major categories:

11 Months Ended
November 30,
2004

Accrued restructuring charge	$—
Impairment or loss on sale of fixed assets	306
Period cost transition expenses	641

$947

Certain period costs such as relocation, training, recruiting, duplicative associates and moving costs resulting from restructuring programs amounted to $0.6 million for the period January 1, 2004 through November 30, 2004 were included as a component of transition expense. A summary of Predecessor cost reduction programs follows.

United States Programs

The speed reducer product line consolidation resulted in the closure of the Florence, KY distribution center, the Louisburg, NC manufacturing facility and the Charlotte, NC manufacturing facility. The three closed locations were moved into a new leased facility in Charlotte, NC. In addition the Norwalk, CA distribution center was downsized and moved into a smaller facility and the engineering and purchasing functions were moved from Quincy, MA to the new Charlotte, NC production facility. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.

The electronic clutch brake product line consolidation resulted in the closure of the Roscoe, IL manufacturing facility. The high volume turf and garden product line was moved to the Columbia City, IN coil production facility, while the industrial and vehicular product lines were moved into the South Beloit, IL manufacturing facility.

This program, other than the payment of accrued severance amounts and certain remaining transition expenses, was substantially completed in the fourth quarter of 2003.

The sprag clutch product line consolidation resulted in the closure of the LaGrange, IL manufacturing facility. Production was relocated to the Formsprag production facility in Warren, MI. This program, other than the payment of accrued severance amounts, was substantially completed in the fourth quarter of 2002.

The heavy duty clutch product relocation resulted in the closure of the Waukesha, WI production facility, which was consolidated into the Wichita Falls, TX heavy duty clutch production facility. Engineering support remained in Waukesha in a separate smaller leased facility. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.

Administrative process streamlining primarily involved the consolidation of the speed reducer and electronic clutch brake product lines customer service function in South Beloit, IL. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.

European and Asian Programs

The European and Asian electronic clutch brake consolidation resulted in the closure of the Bishop Auckland, United Kingdom manufacturing facility with production being relocated to Angers, France and Shenzhen, China. In addition, customer service and engineering functions were centralized in Angers, France. The two French facilities in Angers and Lemans were also rationalized. The Lemans facility was downsized to focus exclusively on machining operations. All other manufacturing and administrative functions were

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

centralized in Angers. This program, other than the payment of accrued severance amounts, was substantially completed in the fourth quarter of 2003.

Predecessor asset impairment and losses on sales of assets by program for the period January 1, 2004 through November 30, 2004, were as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$—
Electronic clutch brake consolidation	306

Total United States programs	306
Total non-cash asset impairment and loss on sale of assets	$306

Predecessor total transition expenses by program for the period January 1, 2004 through November 30, 2004 were as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$—
Electronic clutch brake consolidation	641
Sprag clutch consolidation	—
Heavy duty clutch consolidation	—
Administrative streamlining	—

Total United States programs	641
Europe and Asia electronic clutch brake consolidation	—

Total transition expense	$641

Predecessor transition expense by major expense component for the period January 1, 2004 through November 30, 2004 were as follows:

11 Months Ended
November 30,
2004

Training	$—
Relocation	—
Moving costs	—
Severance	—
Duplicate employees	—
ERP system integration	—
Other	641

Total transition expense	$641

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash paid by the Predecessor to support its restructuring programs for the period January 1, 2004 through November 30, 2004 was as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$331
Electronic clutch brake consolidation	711
Sprag clutch consolidation	89
Heavy duty clutch consolidation	158
Administrative streamlining	8

Total United States programs	1,297
Europe and Asia electronic clutch brake consolidation	288

Cash charged against the restructuring reserve	1,585
Transition expense	641

Total cash utilized	$2,226

The Predecessor’s accrued restructuring expenses were essentially fully-paid by the Predecessor at November 30, 2004, as follows:

11 Months Ended
November 30,
2004

Balance at beginning of period	$1,606
Cash payments	(1,585)

Balance at end of period	$21

15.	Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year Ending December 31:	Operating Leases	Capital Leases

2007	$4,149	$573
2008	2,938	433
2009	1,943	393
2010	875	146
2011	555	64
Thereafter	1,464	—

Total lease obligations	$11,924	1,609

Less amounts representing interest		(61)

Present value of minimum capital lease obligations		$1,548

Altra Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net rent expense under operating leases for the years ended December 31, 2006, December 31, 2005 and the periods from Inception to December 31, 2004, and January 1, 2004 to November 30, 2004 was approximately $6.6 million, $4.3 million, $0.5 million and $5.4 million, respectively.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company. Colfax has agreed to indemnify the Company for certain pre-existing matters up to agreed upon limits.

16.	Unaudited Quarterly Results of Operations:

Year ending December 31, 2006

	Fourth	Third	Second	First

Net Sales	$114,774	$112,953	$119,774	$114,784
Gross Profit	30,897	30,425	32,273	31,854
Net income (loss)	(1,752)	3,793	3,696	3,204
Basic earnings (loss) per share	$(0.46)	$11.42	$11.13	$9.65
Diluted earnings (loss) per share	$(0.46)	$0.20	$0.19	$0.17

Year ending December 31, 2005

	Fourth	Third	Second	First

Net Sales	$89,974	$85,155	$93,034	$95,302
Gross Profit	24,928	21,371	23,314	21,900
Net income (loss)	1,295	204	1,084	(79)
Basic earnings (loss) per share	$37.00	$—	$—	N/A
Diluted earnings (loss) per share	$0.07	$.01	$0.06	N/A

17.	Subsequent Event

On February 17, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with TB Woods’s Corporation. Under the Merger Agreement Altra Industrial is to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Wood’s at a price of $24.80 per share. The transaction is expected to close in April 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2007

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2007     .

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2007

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2007

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2007

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

See Item 16 (b) Schedule I — Condensed Financial Information of Registrant

See Item 21(b) Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number		Description

1	.1*	Form of Purchase Agreement, dated December 14, 2006, between Altra Holdings, Inc. and the underwriters listed therein
2	.1(1)*	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Registrant
2	.2(1)*	Assignment and Assumption Agreement, dated as of November 21, 2004, between Registrant and Altra Industrial Motion, Inc.
2	.3(2)*	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2	.4*	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
3	.1*	Second Amended and Restated Certificate of Incorporation of the Registrant, to be in effect upon the consummation of the offering
3	.2*	Amended and Restated Bylaws of the Registrant, to be in effect upon the consummation of the offering
4	.1*	Amended and Restated Registration Rights Agreement, dated January 6, 2005, among Registrant, Genstar Capital Partners II, L.P., Stargen III, L.P. and Caisse de dépôt et Placement du Québec
4	.2(1)*	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.3(3)*	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.4(2)*	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.5(3)*	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.6(1)*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)

Exhibit
Number		Description

4	.7(1)*	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the Subsidiary Guarantors party thereto
4	.8(2)*	Indenture, dated as of February 8, 2006, among Altra Industrial Motion Inc. the guarantors party thereto, the Bank of New York, as trustee and paying agent and the Bank of New York (Luxembourg) SA, as Luxembourg paying agent.
4	.9(3)*	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York as trustee.
4	.10(2)*	Form of 11 1/4% Senior Notes due 2013.
4	.11(2)*	Registrants Rights Agreement, dated as of February 8, 2006, among Altra Industrial Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers
4	.12*	Note Purchase Agreement, dated November 30, 2004, between Registrant and Caisse de dépôt et Placement du Québec.
4	.13*	Form of Caisse de dépôt et Placement du Québec Note, due November 30, 2019
4	.14*	Amended and Restated Stockholders Agreement, dated January 6, 2005, among the Registrant and the stockholders listed therein
4	.15*	First Amendment to the Amended and Restated Stockholders Agreement, dated May 1, 2005, among the Registrant and the stockholders listed therein
4	.16*	Form of Common Stock Certificate
4	.17*	Second Amendment to the Amended and Restated Stockholders Agreement among the Registrant and the stockholders listed therein
4	.18*	First Amendment to the Amended and Restated Registration Rights Agreement among the Registrant and the stockholders listed therein
10	.1(1)*	Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger
10	.2(2)*	Security Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.
10	.3(3)*	Patent Security Agreement, dated as of November 30, 2004, among Kilian Manufacturing Corporation, Warner Electric Technology LLC, Formsprag LLC, Boston Gear LLC, Ameridrives International, L.P. and The Bank of New York Trust Company, N.A..
10	.4(1)*	Trademark Security Agreement, dated as of November 30, 2004, among Warner Electric Technology LLC, Boston Gear LLC and The Bank of New York Trust Company, N.A.
10	.5(1)*	Intercreditor and Lien Subordination Agreement, dated as of November 30, 2004, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A. and Altra Industrial Motion, Inc.
10	.6(1)*	Agreement, dated as of October 24, 2004, between Ameridrives International, L.P. and United Steel Workers of America Local 3199-10
10	.7(1)*	Labor Agreement, dated as of August 9, 2004, between Warner Electric LLC (formerly Warner Electric Inc.) and International Association of Machinists and Aerospace Works, AFL-CIO, and Aeronautical Industrial District Lode 776, Local Lodge 2771
10	.8*	Labor Agreement, dated May 17, 2006, between Warner Electric LLC and United Steelworkers and Local Union No. 3245
10	.9*	Labor Agreement, dated June 6, 2005, between Formsprag LLC and UAW Local 155
10	.10(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt.
10	.11(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Carl Christenson.
10	.11(1)*	Employment Agreement, dated as of January 12, 2005, among Altra Industrial Motion, Inc., the Registrant and David Wall.

Exhibit
Number		Description

10	.13(1)*	Registrant’s 2004 Equity Incentive Plan.
10	.14*	Amendment to Registrant’s 2004 Equity Incentive Plan
10	.15*	Form of Registrant’s Restricted Stock Award Agreement.
10	.16*	Subscription Agreement, dated November 30, 2004, among Registrant, the preferred purchasers and the common purchasers as listed therein.
10	.17(1)*	Advisory Services Agreement, dated as of November 30, 2004, among Registrant, Altra Industrial Motion, Inc. and Genstar Capital, L.P.
10	.18(1)*	Transition Services Agreement, dated as of November 30, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.
10	.19(1)*	Trademarks and Technology License Agreement, dated November 30, 2004, among Registrant, Colfax Corporation and Altra Industrial Motion, Inc.
10	.20(1)*	First Amendment to the Advisory Services Agreement among Registrant, Altra Industrial Motion, Inc. and Genstar Capital L.P.
10	.21(1)*	Second Amendment to Registrant’s 2004 Equity Incentive Plan
10	.22(1)*	First Amendment to Employment Agreement, dated December 5, 2006, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt
10	.23*	Form of Amendment to Restricted Stock Agreements with Michael Hurt
10	.24*	Form of Transition Agreement
10	.28*	First Amendment to Credit Agreement, dated as of December 30, 2004, among Altra Industrial Motion, Inc. the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10	.29*	Second Amendment to Credit Agreement, dated as of January 14, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wels Fargo Foothill, Inc.
10	.30*	Third Amendment to Credit Agreement, dated as of January 31, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10	.31*	Fourth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
21.1		Subsidiaries of Altra Holdings, Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporate by reference to Altra Industrial Motion, Inc. Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K (File. No. 333-124944) filed with the Securities and Exchange Commission on May 15, 2005.

*	Filed previously.

Item 16	(b)

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December
	2006	2005
	(Amounts in thousands, except shares amounts)

ASSETS
Current assets	$—	$—
Other assets	—	287
Investment in subsidiaries	79,519	38,613

	$79,519	$38,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accruals and other current liabilities	103	$(154)
Subordinated Notes	—	14,000
Deferred income taxes	—	103

Total liabilities	$103	13,949

Convertible Preferred Series A stock ($0.001 par value, 40,000,000 shares authorized, 0 and 35,500,000 shares issued and outstanding, respectively)	—	35,500

Stockholders’ equity (deficit)	79,416	(10,549)

	$79,519	$38,900

See accompanying notes.

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			December 1, 2004
	Year-Ended	Year-Ended	through
	December 31,	December 31,	December 31
	2006	2005	2004
	(Amounts in thousands)

Consolidated Statement of Operations
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	20	59	—
Research and development expenses	—	—	—

Loss from operations	(20)	(59)	—
Interest expense	1,957	2,449	202
Equity in earnings of subsidiaries	10,363	4,444	(5,762)

Income (loss) before income taxes	8,386	1,936	(5,964)
Benefit for income taxes	(555)	(568)	(71)

Net income (loss)	$8,941	$2,504	$(5,893)

Consolidated Statement of Comprehensive Income (Loss)
Minimum pension liability adjustment	696	(700)	(722)
Foreign currency translation adjustment	677	(6,400)	549

Other comprehensive income (loss)	1,373	(7,100)	(173)

Comprehensive income (loss)	$10,314	$(4,596)	$(6,066)

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

			December 1, 2004
	Year-Ended	Year-Ended	through
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$8,941	$2,504	$(5,893)
Undistributed equity in earnings of subsidiaries	(10,363)	(4,444)	5,762
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and write-off of deferred loan costs	287	48	4
Paid-in-kind interest	—	—	198
Stock based compensation	—	59	—
Provision for deferred taxes	—	(23)	—
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(1,150)	44	(71)
Net cash used in continuing operating activities	(2,285)	(1,812)	—
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:
Initial contributed capital	—	—	26,334
Proceeds from initial public offering	41,850	—	—
Initial public offering transaction costs	(1,176)	—	—
Proceeds from sale of preferred stock	—	400	—
Payment of paid-in-kind interest	—	(198)	—
Proceeds from issuance of subordinated notes	—	—	14,000
Payment of subordinated notes	(14,000)	—	—
Payment of debt issuance costs	—	—	(340)
Change in affiliate debt	(24,389)	1,610	(39,994)

Net cash provided by financing activities	2,285	1,812	—

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Non-Cash Financing:
Accrued initial public offering costs	$1,304	$—	$—
Conversion of preferred stock	$35,500	$—	$—

See Accompany notes

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

Altra Holdings, Inc. (Parent Company) was formed on December 1, 2004. Therefore, results of operations and cash flows are only presented for periods subsequent to that date. In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.	Restriction

The Company’s wholly owned subsidiary, Altra Industrial Motion, Inc. (Altra Industrial), issued 9% senior secured notes in an aggregate principal amount of $165.0 million due in 2011 (the Notes). The Notes are secured on a second-priority basis, by security interests in substantially all of the Company’s domestic restricted subsidiaries. The indenture governing the Notes contains covenants which restrict the Company’s restricted subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in the Company’s subsidiaries; and create liens. The net assets of the domestic restricted subsidiaries were $211.4 million and $176.7 million at December 31, 2006 and 2005, respectively.

In February 2007, Altra Industrial redeemed £11.6 million aggregated principal amount of our outstanding 11 1/4% senior notes, at a redemption price of 111.25% of the principal amount of the 11 1/4% senior notes, plus accrued and unpaid interest to the Redemption Date, using a portion of the proceeds from our initial public offering. Altra Industrial intends to issue additional 9% senior secured notes pursuant to a tack on bond offering to finance the acquisition of TB Wood’s.

Item 21(b)

Altra Holdings, Inc.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance
	at Beginning			Balance at
Reserve for Excess, Slow-Moving and Obsolete Inventory:	of Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$6,813	$1,459	$(2,084)	$6,188
From Inception (December 1) through December 31, 2004	6,188	545	(372)	6,361
For the year ended December 31, 2005	6,361	2,385	(1,903)	6,843
For the year ended December 31, 2006	$6,843	$5,596	$(2,276)	$10,163

	Balance at
	Beginning of			Balance at
Reserve for Uncollectible Accounts:	Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$1,616	$589	$(772)	$1,433
From Inception (December 1) through December 31, 2004	1,433	135	(145)	1,424
For the year ended December 31, 2005	1,424	687	(314)	1,797
For the year ended December 31, 2006	$1,797	$923	$(703)	$2,017

	Balance at
	Beginning of			Balance at
Income Tax Assets Valuation Allowance:	Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$17,834	$895	$—	$18,729
From Inception (December 1) through December 31, 2004(1)	18,462	—	(88)	18,374
For the year ended December 31, 2005	18,374	—	(1,985)	16,389
For the year ended December 31, 2006	$16,389	$1,252	$(16,389)	$1,252

(1)	The difference between the balance at the end of the period ending November 30, 2004 and the balance at December 1, 2004 is the result of purchase accounting for the PTH Acquisition.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

By:	/s/ Michael L. Hurt
Name: Michael L. Hurt

Title:	Chairman and
Chief Executive Officer

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael L. Hurt
Name: Michael L. Hurt

Title:	Chairman and
Chief Executive Officer

March 30, 2007

By:	/s/ David A. Wall
Name: David A. Wall
Title: Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

March 30, 2007

By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

March 30, 2007

By:	/s/ Jean-Pierre L. Conte
Name: Jean-Pierre L. Conte
Title: Director

March 30, 2007

By:	/s/ Darren J. Gold
Name: Darren J. Gold
Title: Director

March 30, 2007

By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

March 30, 2007

By:	/s/ Richard D. Paterson
Name: Richard D. Paterson
Title: Director

March 30, 2007

By:	/s/ James H. Woodward
Name: James H. Woodward
Title: Director

March 30, 2007