Form 10-Q
period 2007-03-31
Altra Holdings, Inc.
filed 2007-05-15
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-33209
ALTRA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Hayward Street, Quincy, Massachusetts	02171
(Address of principal executive offices)	(Zip Code)
(617) 328-3300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐           Accelerated Filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 10, 2007, 23,087,591 shares of Common Stock, $.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Dollars in thousands (except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,588	$42,527
Trade receivables, less allowance for doubtful accounts of $1,659 and $2,017	74,246	61,506
Inventories, less allowance for obsolete materials of $10,097 and $10,163	76,911	75,769
Deferred income taxes	6,915	6,783
Prepaid expenses and other	5,930	7,532

Total current assets	175,590	194,117
Property, plant and equipment, net	81,387	82,387
Intangible assets, net	58,810	59,662
Goodwill	66,539	65,397
Deferred income taxes	2,138	2,135
Other assets	4,556	5,670

Total assets	$389,020	$409,368

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,312	$34,053
Accrued payroll	11,229	17,696
Accruals and other liabilities	16,572	12,869
Taxes payable	2,664	5,353
Deferred income taxes	1,382	1,382
Current portion of long-term debt	834	573

Total current liabilities	68,993	71,926
Long-term debt, less current portion and net of unaccreted discount	207,413	228,555
Deferred income taxes	7,191	7,130
Pension liabilities	14,505	15,169
Other post retirement benefits	3,055	3,262
Other long term liabilities	4,236	3,910
Commitments and Contingencies (See Note 14)	—	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 21,897,710 and 21,467,502 issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	22	21
Additional paid-in capital	77,091	76,907
Retained earnings	9,139	5,552
Accumulated other comprehensive loss	(2,625)	(3,064)

Total stockholders’ equity	83,627	79,416

Total liabilities and stockholders’ equity	$389,020	$409,368

See accompanying notes.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
Amounts in thousands, except per share data
(unaudited)

	Quarter Ended
	March 31,
	2007	2006
Net sales	$132,706	$114,784
Cost of sales	94,658	82,930

Gross profit	38,048	31,854
Selling, general and administrative expenses	20,827	18,727
Research and development expenses	1,294	1,204
Restructuring charges	793	—

Income from operations	15,134	11,923
Interest expense, net	9,148	6,441
Other non-operating income, net	(47)	(159)

Income before income taxes	6,033	5,641
Provision for income taxes	2,265	2,437

Net income	$3,768	$3,204

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	439	472

Other comprehensive income	439	472

Comprehensive income	$4,207	$3,676

Net Income per share:
Basic	$0.17	$9.65
Diluted	$0.16	$0.17
Weighted average common shares outstanding:
Basic	21,880	332
Diluted	22,878	19,362
See accompanying notes.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Dollars in thousands
(unaudited)

	Quarter Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,768	$3,204
Adjustments to reconcile net income to cash (used in ) provided by operating activities:
Depreciation	3,474	2,200
Amortization of intangible assets	991	745
Amortization and write-offs of deferred loan costs	1,076	369
Loss on foreign currency, net	38	—
Accretion of debt discount	236	237
Amortization of inventory fair value adjustment	—	984
Loss (gain) on sale of fixed assets	112	(6)
Stock based compensation	257	65
Provision for deferred taxes	—	1,094
Changes in operating assets and liabilities:
Trade receivables	(12,282)	(9,040)
Inventories	(1,024)	(2,309)
Accounts payable and accrued liabilities	(4,299)	2,446
Other current assets and liabilities	1,619	1,030
Other operating assets and liabilities	10	(832)

Net cash (used in ) provided by operating activities	(6,024)	187
Cash flows from investing activities:
Purchases of fixed assets	(1,034)	(1,245)
Acquisitions, net of $441 of cash acquired	—	(50,540)

Net cash used in investing activities	(1,034)	(51,785)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	57,625
Payment of debt issuance costs	—	(1,833)
Borrowings under revolving credit agreement	520	5,057
Payments on revolving credit agreement	(520)	(5,057)
Payment on subordinated notes	—	(8,950)
Payments on senior notes	(22,673)	—
Initial public offering transaction costs	(1,071)	—
Payments of capital leases	(250)	(57)

Net cash (used in) provided by financing activities	(23,994)	46,785

Effect of exchange rates on cash	113	75

Decrease in cash and cash equivalents	(30,939)	(4,738)
Cash and cash equivalents, beginning of period	42,527	10,060

Cash and cash equivalents, end of period	$11,588	$5,322

Cash paid during the period for:
Interest	$7,844	$1,127
Income Taxes	$6,406	$184

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$1,655	$—
See accompanying notes

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
1. Organization and Nature of Operations
          Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian Manufacturing, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Matrix International, Warner Linear and Delroyd Worm Gear. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.
2. Basis of Presentation
          The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”).
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of March 31, 2007 and for the quarters ended March 31, 2007 and 2006.
     The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year-end always on December 31.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
3. Net Income per Share
          Basic earnings per share is based on the weighted average number of share of common stock outstanding, and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all dilutive potential common stock equivalents outstanding. Common stock equivalents are included in the per share calculations when the effect of their inclusion would be dilutive.
          The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
Net Income	$3,768	$3,204

Shares used in net income per common share – basic	21,880	332
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	998	1,280
Preferred Stock	—	17,750

Shares used in net income per common share – diluted	22,878	19,362

Net income per common share – basic	$0.17	$9.65

Net income per common share – diluted	$0.16	$0.17

4. Inventories
     Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$30,474	$29,962
Work in process	18,963	19,112
Finished goods	37,571	36,858

	87,008	85,932
Less—Allowance for excess, slow-moving and obsolete inventory	(10,097)	(10,163)

	76,911	$75,769

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
5. Goodwill and Intangible Assets
     A rollforward of goodwill from December 31, 2006 through March 31, 2007 was as follows::

Goodwill	Cost
Balance December 31, 2006	$65,397
Impact of additional tax contingencies	956
Impact of changes in foreign currency	186

Balance March 31, 2007	$66,539

Other intangibles as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007		December 31, 2006
		Accumulated		Accumulated
Other Intangibles	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,010	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	37,114	6,472	37,114	5,679
Product technology and patents	5,232	1,514	5,232	1,316
Impact of changes in foreign currency	1,440	—	1,301	—

Total intangible assets	$66,796	$7,986	$66,657	$6,995

The Company recorded $1.0 million and $0.7 million of amortization expense for the quarters ended March 31, 2007 and 2006, respectively.
     The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years and then $14.9 million thereafter.
6. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs for the quarters ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Balance at beginning of period	$2,083	$1,876
Accrued warranty costs	326	449
Payments and adjustments	(208)	(458)

Balance at end of period	$2,201	$1,867

7. Income Taxes
     The effective income tax rates recorded for the quarters ended March 31, 2007 and 2006 were recorded based upon management’s best estimate of the income effective tax rates for the entire respective years. The change in the income effective tax rate from 40.9% for the quarter ended March 31, 2006 to 37.4% for the same period in 2007 is the result of a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
     As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $2.3 million, of which $1.2 million, if recognized, would favorably affect its effective tax rate in future periods. The Company recorded an increase of its unrecognized tax

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
benefits by $0.2 million in the quarter ended March 31, 2007 as a result of tax positions taken in prior periods, all of which, if recognized, would favorably affect its effective tax rate in future periods. Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions currently under review by foreign taxing authorities. The Company expects this review to be completed within the next twelve months however it is unable to estimate the impact on its unrecognized tax benefits as of March 31, 2007.
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2003 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax and Hay Hall entities which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
     The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. At the date of adoption, the Company had $0.3 million of accrued interest and penalties.
8. Pension and Other Employee Benefits
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
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 31, 2007, and March 31, 2006:

	Pension Benefits		Other Benefits
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$65	$151	$18	$84
Interest cost	336	334	49	150
Expected return on plan assets	(268)	(207)	—	—
Amortization of prior service cost	2	2	(243)	(101)
Amortization of net (gain) loss	—	—	(53)	17

Net periodic benefit cost (income)	$135	$280	$(229)	$150

9. Long-Term Debt
Revolving Credit Agreement
     The Company maintains a $30 million revolving borrowings facility with a commercial bank (the Revolving Credit Agreement). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2009.
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at March 31, 2007.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     There were no borrowings under the Revolving Credit Agreement at March 31, 2007 and December 31, 2006, however, as of both dates, the lender had issued $2.9 million of outstanding letters of credit on behalf of the Company.
     In April 2007, the Company amended the Revolving Credit Agreement. See footnote 16 to the condensed consolidated financial statements for the updated terms of the agreement.
Overdraft Agreements
     Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2007 or December 31, 2006 under any of the overdraft agreements.
9% Senior Secured Notes
     On November 30, 2004, Altra Industrial Motion, Inc., (“Altra Industrial”), a wholly owned subsidiary of the Company, issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by Altra Industrial.
     The Senior Secured Notes are guaranteed by the Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at March 31, 2007.
     In April 2007, the Company issued an additional $105 million of Senior Secured Notes. Please refer to footnote 16 of the condensed consolidated financial statements for terms and conditions of the additional debt.
11.25% Senior Notes
     On February 8, 2006, Altra Industrial issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.7%, after consideration of the $2.5 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on February 13, 2013.
     The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at March 31, 2007.
     On February 27, 2007, using proceeds from the Company’s initial public offering, Altra Industrial redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption Altra Industrial expensed $0.8 million of deferred financing costs and incurred $2.6 million of a pre-payment premium. The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by Altra Industrial prior to such maturity date. As of March 31, 2007, the remaining principal balance outstanding was £21.4 million, or $42.1 million.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of March 31, 2007 and December 31, 2006, the mortgage has a principal of €1.9 million, or $2.6 million and €2.0 million, $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.0 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
10. Stockholders’ Equity
     As of March 31, 2007, the Company had 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 31, 2007.
Stock-Based Compensation
     The Company’s Board of Directors established the 2004 Equity Incentive Plan (the Plan) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company The restricted shares of common stock issued pursuant to the plan generally vest ratably over each of the five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the 2004 Equity Incentive Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the Stockholders Agreement and Registration Agreement.
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended March 31, 2007 and March 31, 2006 was $0.3 million ($0.2 million net of tax) and $0.1 million, respectively. Compensation expense is recognized on a straight-line basis over the vesting period.
     The following table sets forth the activity of the Company’s unvested restricted stock grants to date:

		Weighted-average
		grant date fair
	Shares	value
Restricted shares unvested December 31, 2006	1,620,089	$3.24

Shares for which restrictions lapsed	(430,208)	$4.75

Restricted shares unvested March 31, 2007	1,189,881	$2.69

     Total remaining unrecognized compensation cost is approximately $2.9 million as of March 31, 2007 and will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed was $6.1 million in the first quarter of 2007.
   Subsequent to the initial public offering restricted shares granted will be valued based on the fair market value of the stock on the date of grant.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
11. Related-Party Transactions
Joy Global Sales
     One of our directors, James Woodward is Executive Vice President and Chief Financial Officer of Joy Global, Inc. The Company sold approximately $1.5 million and $0.9 million in goods to divisions of Joy Global, Inc. during the first quarter of 2007 and 2006, respectively. Other than his position as Executive Vice President and Chief Financial Officer of Joy Global, Inc., Mr. Woodward has no interest in sales transactions between the Company and Joy Global, Inc.
Management Agreement
     The Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended March 31, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and is reflected in selling, general and administrative expenses for the quarter ended March 31, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of March 31, 2007.
12. Concentrations of Credit, Business Risks and Workforce
     Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.
     Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.
     No one customer represented 10% or more of the Company’s sales for the quarters ended March 31, 2007 and 2006.
     Approximately 25.7% of the Company’s labor force (22.0 % and 51.0% in the United States and Europe, respectively) is represented by collective bargaining agreements.
13 Geographic Information
     The Company operates in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows (in thousands):

	Net Sales
	Quarter Ended		Property, Plant and Equipment
	March 31,		March 31,	December 31,
	2007	2006	2007	2006
North America (primarily U.S.)	$93,179	$84,614	$50,454	$50,673
Europe	35,580	26,230	29,143	29,865
Asia and other	3,947	3,940	1,790	1,849

Total	$132,706	$114,784	$81,387	$82,387

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     The net assets of foreign subsidiaries at March 31, 2007 and December 31, 2006 were $47.7 million and $46.8 million, respectively.
     The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
14. Commitments and Contingencies
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
     We have been indemnified for certain pre-existing legal and environmental matters for matters prior to acquisition.
15. Restructuring, Asset Impairment and Transition Expenses
     Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter ended March 31, 2007 were approximately $0.8 million.
     The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the first quarter ended March 31, 2007 were $0.1 million. The Company does not expect any additional asset impairment and losses on sale of assets through the completion of this program.
     The Company’s total transition expense for the manufacturing consolidation program for the quarter ended March 31, 2007 was approximately $0.7 million. The Company expects to incur during 2007 an additional $0.1 million of transition costs in connection with the completion of this program.
     The Company’s total transition expense by major component for the quarter ended March 31, 2007 and costs that are expected to be incurred through the completion of the program, were as follows:

	Costs incurred	Expected costs
	through March 31,	through program
	2007	completion
Moving and relocation costs	$516	$5
Severance	82	31
Other	86	30

Total expenditures	$684	$66

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and March 31, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	793
Cash payments	(684)
Non-cash loss on disposal of fixed assets	(109)

Balance at March 31, 2007	$—

16. Subsequent Events
     On April 5, 2007, the Company completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, the Company’s indirect wholly-owned subsidiary, with and into TB Wood’s. This resulted in TB Wood’s becoming a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net to the holder without interest and less any required withholding taxes).
     In connection with the acquisition of TB Wood’s, on April 5, 2007, Altra Industrial completed a follow-on offering of an aggregate of $105 million of the existing Senior Secured Notes. The additional $105 million has the same terms and conditions as the previously issued Senior Secured Notes.
     In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial modified the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lenders Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit were reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 11, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Holdings, Inc. should be read together with the financial statements of Altra Holdings, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
General
     We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including general industrial, material handling, mining, power generation, transportation, automotive and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies, Bearing Distributions, Inc. and W.W. Grainger.
Recent Acquisition
     On April 5, 2007, the Company completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, the Company’s indirect wholly-owned subsidiary, with and into TB Wood’s. This resulted in TB Wood’s becoming a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net of the holder without interest and less any required withholding taxes).
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities...Management believes there have been no significant changes in our critical accounting policies since December 31, 2006. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 7 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.
Non-GAAP Financial Measures
     The discussion of EBITDA (earnings before interest, income taxes, depreciation and amortization) included in the discussion of Results of Operations below is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with our historical performance because significant line items within our statements of operations such as depreciation, amortization and interest expense are significantly impacted by acquisitions. Internally, EBITDA is used as a financial measure to assess the operating performance and is an important measure in our incentive compensation plans.

     EBITDA has important limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (“GAAP”). For example, EBITDA does not reflect:
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
     EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income and net income (each as determined in accordance with GAAP). Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
     To compensate for the limitations of EBITDA we utilize several GAAP measures to review our performance. These GAAP measures include, but are not limited to, net income, operating income, cash provided by (used in) operations, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These important GAAP measures allow our management to, among other things, review and understand our uses of cash period to period, compare our operations with competitors on a consistent basis and understand the revenues and expenses matched to each other for the applicable reporting period. We believe that the use of these GAAP measures, supplemented by the use of EBITDA, allows us to have a greater understanding of our performance and allows us to adapt to changing trends and business opportunities.
Results of Operations

	Quarter Ended
	March 31, 2007	March 31, 2006
Net sales	$132,706	$114,784
Cost of sales	94,658	82,930

Gross profit	38,048	31,854
Gross profit percentage	28.7%	27.8%
Selling, general and administrative expenses	20,827	18,727
Research and development expenses	1,294	1,204
Restructuring charges	793	—

Income from operations	15,134	11,923
Interest expense, net	9,148	6,441
Other non-operating income, net	(47)	(159)

Income before income taxes	6,033	5,641
Provision for income taxes	2,265	2,437

Net income	$3,768	$3,204

Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006
     Net sales. Net sales increased by $17.9 million, or 15.6%, from $114.8 million for the quarter ended March 31, 2006 to $132.7 million for the quarter ended March 31, 2007. Without including the impact of Hay Hall, acquired February 10, 2006 and Warner Linear, acquired May 18, 2006, sales increased 8.1%. The increase is due to the strength of the energy, primary metals, material handling and mining industries.

     Gross profit. Gross profit increased by $6.2 million, or 19.4%, from $31.9 million (27.8% of net sales), for the quarter ended March 31, 2006 to $38.0 million (28.7% of net sales) for the same period of 2007. The increase is due to the inclusion of Hay Hall and Warner Linear for the full quarter ended March 31, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.1 million, or 11.2%, from $18.7 million for the quarter ended March 31, 2006 to $20.8 million for the quarter ended March 31, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of Hay Hall and Warner Linear for the full quarter ended March 31, 2007.
     Research and development expenses. Research and development expenses were consistent for both periods.
     Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $0.8 million of restructuring expense in the first quarter of 2007.
     EBITDA. To reconcile net income to EBITDA for the quarter ended March 31, 2007, we added back to net income $2.3 million provision of income taxes, $9.1 million of interest expense and $4.5 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended March 31, 2006, we added back to net income $2.4 million provision of income taxes, $6.4 million of interest expense and $2.9 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $19.6 million for the quarter ended March 31, 2007 and $15.0 million for the quarter ended March 31, 2006. The increase is due to the acquisitions of Hay Hall and Warner Linear, price increases, volume, and cost savings measures.
     Interest expense. We recorded interest expense of $9.1 million during the quarter ended March 31, 2007, which was an increase of $2.7 million, from the quarter ended March 31, 2006. The increase was due to the interest associated with the Senior Notes being outstanding for the entire first quarter of 2007, the pre-payment premium and the amortization of deferred financing costs associated with the pay-down of the Senior Notes. For a description of the Senior Notes please see Note 9 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.
     Provision for income taxes. The provision for income taxes was $2.3 million, or 37.5%, of income before taxes, for the quarter ended March 31, 2007, versus a provision of $2.4 million, or 43.2%, of income before taxes, for the quarter ended March 31, 2006. The 2007 provision as a percentage of income before taxes was lower than that of 2006, primarily due to a greater proportion of taxable income in jurisdictions having lower statutory tax rates.
Liquidity and Capital Resources
Net Cash
     Cash and cash equivalents totaled $11.6 million at March 31, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the quarter ended March 31, 2007 resulted mainly from cash provided by net income of $3.8 million and the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, loss on foreign currency, accretion of debt discount and deferred financing costs of $6.2 million offset by a net increase in operating assets of $13.3 million and a net decrease in operating liabilities of $2.7 million.
     Net cash used in investing activities of $1.0 million for the quarter ended March 31, 2007 resulted from $1.0 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.
     Net cash used in financing activities of $24.0 million for the quarter ended March 31, 2007 consisted primarily of the payment of $22.7 million for the pay down of the 11.25% senior notes and $1.1 million for the payment of initial public offering costs.
     Net cash flow used in operating activities, for the quarter ended March 31, 2006 resulted mainly from cash provided by net income of $3.2 million and the add-back of non-cash depreciation, amortization, accretion and deferred financing costs of $3.6 million, deferred tax expense of $1.1 million, non-cash amortization of $1.0 million for inventory step-ups recorded as part of the Hay Hall Acquisition and a net increase in operating liabilities of $3.5 million, offset by cash used from a net increase in operating assets of $12.2 million.

     Net cash used in investing activities of $51.8 million for the quarter ended March 31, 2006 resulted from $50.5 million used in the purchase of Hay Hall and $1.2 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $46.8 million for the quarter ended March 31, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the senior notes in connection with the Hay Hall Acquisition, offset primarily by payment on the subordinated notes of $9.0 and payment of debt issuance cost of $1.8 million.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See footnote 9 to the Condensed Consolidated financial statements for explanation of our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the Colfax Corporation and Hay Hall Acquisitions. As of March 31, 2007, taking into account these transactions, we had approximately $212.7 million of total indebtedness outstanding (including capital leases and mortgages). In April 2007, in connection with the acquisition of TB Wood’s, we issued an additional $105 million of senior secured notes. We expect our interest expense, arising from our existing debt, including the additional $105 million in debt, to be approximately $30.1 million on an annual basis, through the maturity of the Senior Secured Notes, in 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of March 31, 2007, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.
     We made capital expenditures of approximately $1.0 million and $1.2 million in the quarters ended March 31, 2007 and March 31, 2006, respectively. These capital expenditures will support on-going business needs.
     We have cash funding requirements associated with our pension plan which are estimated to be $2.8 million during the remainder of 2007, $2.5 million in 2008, and $1.9 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. There were no material changes in our exposure to market risk from December 31, 2006.

Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007.
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 11, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

3.1(3)	Second Amended and Restated Certificate of Incorporation of the Registrant, to be in effect upon the consummation of the offering.

3.3(3)	Amended and Restated Bylaws of the Registrant, to be in effect upon the consummation of the offering.

4.1(4)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee.

4.2(5)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.3(6)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.4(5)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.5(7)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.6(8)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.7(4)	Form of 9% Senior Secured Notes due 2011.

4.8(4)	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.9(9)	Registration Rights Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.10(6)	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.11(5)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.

4.12(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.13(8)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.14(6)	Form of 111/4% Senior Notes due 2013.

Exhibit
Number	Description
4.15(6)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

4.16(10)	Amended and Restated Stockholders Agreement, dated January 6, 2005, among the Registrant and the stockholders listed therein.

4.17(10)	First Amendment to the Amended and Restated Stockholders Agreement, dated May 1, 2005, among the Registrant and the stockholders listed therein.

4.18(3)	Form of Common Stock Certificate.

4.19(11)	Amended and Restated Registration Rights Agreement, dated January 6, 2005, among the Registrant and the stockholders listed therein.

4.20(3)	First Amendment to the Amended and Restated Registration Rights Agreement among the Registrant and the stockholders listed therein.

4.21(3)	Second Amendment to the Amended and Restated Stockholders Agreement among the Registrant and the stockholders listed therein.

10.1(12)	Fourth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

10.2(9)	Fifth Amendment to, and Consent and Waiver under, Credit Agreement and Joinder to Loan Documents, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-137660), filed with the Securities and Exchange Commission on December 4, 2006.

(4)	Incorporated by reference to Altra Industrial Motion, Inc. Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(5)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2006.

(6)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2007.

(8)	Incorporated by reference to Altra Indusctial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

(9)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 (File No. 333-142692-06) filed with the Securities and Exchange Commission on May 8, 2007.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-137660), filed with the Securities and Exchange Commission on November 3, 2006.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-137660) filed with the Securities and Exchange Commission on September 29, 2006.

(12)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2007.

Item 16 (b)
ALTRA HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets	$30	$—
Other non-current assets	23	—
Investment in subsidiaries	82,700	79,519

	$82,753	$79,519

Liabilities and stockholders’ equity
Current liabilities:
Accruals and other current liabilities	(874)	103

Total liabilities	$(874)	$103

Stockholders’ equity	83,627	79,416

	$82,753	$79,519

See accompanying notes.

ALTRA HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	Quarter	Quarter
	Ended March	Ended March
	31, 2007	31, 2006
Consolidated Statement of Operations

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
Selling, general and administrative expenses	23	—
Research and development expenses	—	—

Loss from operations	(23)	—
Interest expense	—	1,265
Equity in earnings of subsidiaries	3,791	4,084

Income before income taxes	3,768	2,819
Benefit for income taxes	—	(385)

Net income	$3,768	$3,204

Consolidated Statement of Comprehensive Income

Minimum pension liability adjustment	—	—
Foreign currency translation adjustment	439	472

Other comprehensive income	439	472

Comprehensive income	$4,207	$3,676

ALTRA HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$3,768	$3,204
Undistributed equity in earnings of subsidiaries	(3,791)	(4,084)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and write-off of deferred loan costs	—	191
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(1)	(771)

Net cash used in continuing operating activiites	(24)	(1,460)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Initial contributed capital	—	—
Proceeds from initial public offering	—	—
Initial public offering transaction costs	(1,071)	—
Payment of subordinated notes	—	(8,950)
Change in affiliate debt	1,125	10,410

Net cash provided by financing activities	54	1,460

Change in cash and cash equivalents	30	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$30	$—

See Accompany notes

ALTRA HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
          Altra Holdings, Inc. (Parent Company) was formed on November 30, 2004. In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Parent Company’s condensed consolidated financial statements.
2. Restriction
          The Parent Company’s wholly owned subsidiary, Altra Industrial Motion, Inc. (Altra Industrial), issued 9% senior secured notes in an aggregate principal amount of $165.0 million due in 2011 (the Notes). The Notes are secured on a second-priority basis, by security interests in substantially all of the Parent Company’s domestic restricted subsidiaries. The indenture governing the Notes contains covenants which restrict the Parent Company’s restricted subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in the Parent Company’s subsidiaries; and create liens. The net assets of the domestic restricted subsidiaries were $221.4 million and $211.4 million at March 31, 2007 and December 31, 2006, respectively.
     In connection with the acquisition of TB Wood’s, on April 5, 2007, Altra Industrial completed a follow-on offering of an aggregate of $105 million of the existing Notes. The additional $105 million has the same terms and conditions as the previously issued Notes.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
May 15, 2007	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Chairman and Chief Executive Officer

May 15, 2007	By:	/s/ David Wall
		Name:	David Wall
		Title:	Chief Financial Officer