Form 10-Q
period 2007-06-30
Altra Holdings, Inc.
filed 2007-08-14
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June, 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of August 1, 2007, 26,266,085 shares of Common Stock, $.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Dollars in thousands (except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,376	$42,527
Trade receivables, less allowance for doubtful accounts of $2,044 and $2,017	92,706	61,506
Inventories, net	106,418	75,769
Deferred income taxes	7,005	6,783
Prepaid expenses and other	5,668	7,532
Total current assets	246,173	194,117

Property, plant and equipment, net	116,380	82,387
Intangible assets, net	99,123	59,662
Goodwill	121,493	65,397
Deferred income taxes	2,283	2,135
Other assets	7,141	5,670

Total assets	$592,593	$409,368

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,641	$34,053
Accrued payroll	14,238	14,071
Accruals and other liabilities	19,740	16,494
Taxes payable	3,570	5,353
Deferred income taxes	1,382	1,382
Current portion of long-term debt	948	573

Total current liabilities	81,519	71,926
Long-term debt, less current portion and net of unaccreted discount and premium	321,341	228,555
Deferred income taxes	30,034	7,130
Pension liabilities	13,593	15,169
Other post retirement benefits	3,132	3,262
Other long term liabilities	4,279	3,910
Commitments and Contingencies (See Note 15)	—	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,076,205 and 21,467,502 issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	25	21
Additional paid-in capital	126,514	76,907
Retained earnings	13,960	5,552
Accumulated other comprehensive loss	(1,804)	(3,064)

Total stockholders’ equity	138,695	79,416

Total liabilities and stockholders’ equity	$592,593	$409,368

See accompanying notes.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
Amounts in thousands, except per share data
(unaudited)

	Quarter Ended		Year to Date Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$163,142	$119,774	$295,848	$234,558
Cost of sales	117,238	87,501	211,896	170,431

Gross profit	45,904	32,273	83,952	64,127
Selling, general and administrative expenses	25,063	19,094	45,890	37,821
Research and development expenses	2,204	1,288	3,498	2,492
Restructuring charges	198	—	991	—

Income from operations	18,439	11,891	33,573	23,814
Interest expense, net	10,692	6,374	19,840	12,815
Other non-operating expense (income), net	123	72	76	(87)

Income before income taxes	7,624	5,445	13,657	11,086
Provision for income taxes	2,803	1,749	5,068	4,186

Net income	$4,821	$3,696	$8,589	$6,900

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	821	1,085	1,260	1,557

Comprehensive income	$4,642	$4,781	$9,849	$8,457

Net Income per share:
Basic	$0.22	$11.13	$0.39	$24.21
Diluted	$0.21	$0.19	$0.37	$0.36
Weighted average common shares outstanding:
Basic	22,250	332	22,066	285
Diluted	23,268	19,413	23,075	19,350
See accompanying notes.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Dollars in thousands
(unaudited)

	Year to Date Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$8,589	$6,900
Adjustments to reconcile net income to cash (used in ) provided by operating activities:
Depreciation	8,064	4,950
Amortization of intangible assets	2,468	1,796
Amortization and write-offs of deferred loan costs	1,857	654
Loss on foreign currency, net	210	—
Accretion of debt discount and premium, net	415	472
Amortization of inventory fair value adjustment	651	2,278
Loss (gain) on sale of fixed assets	112	(7)
Stock based compensation	800	65
Provision for deferred taxes	—	2,184
Changes in operating assets and liabilities:
Trade receivables	(14,040)	(3,667)
Inventories	(638)	(3,181)
Accounts payable and accrued liabilities	(16,109)	(6,153)
Other current assets and liabilities	3,515	(446)
Other operating assets and liabilities	101	263

Net cash (used in ) provided by operating activities	(4,005)	6,108
Cash flows from investing activities:
Purchases of fixed assets	(4,249)	(4,110)
Acquisitions, net of $5,222 and $441 of cash acquired	(117,484)	(54,086)

Net cash used in investing activities	(121,733)	(58,196)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	57,625
Proceeds from issuance of senior secured notes	106,050	—
Payment of debt issuance costs	(3,405)	(1,928)
Payments on senior notes	(33,998)	—
Borrowings under revolving credit agreement	8,315	5,057
Payments on revolving credit agreement	(9,120)	(5,057)
Payment on subordinated notes	—	(10,800)
Proceeds from mortgages	—	2,510
Proceeds from secondary public offering	49,583	—
Payment of public offering transaction costs	(248)	—
Payments on capital leases	(359)	(61)

Net cash provided by financing activities	116,818	47,346

Effect of exchange rates on cash	769	255

Decrease in cash and cash equivalents	(8,151)	(4,487)
Cash and cash equivalents, beginning of period	42,527	10,060

Cash and cash equivalents, end of period	$34,376	$5,573

Cash paid during the period for:
Interest	$18,284	$10,584
Income Taxes	$9,738	$2,020

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$1,655	$—
Accrued offering costs	$524	$1,304
See accompanying notes.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Holdings, Inc., through its wholly-owned subsidiary Altra Industrial Motion, Inc., is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.
2. Basis of Presentation
          The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”).
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of June 30, 2007 and for the quarters and year to date periods ended June 30, 2007 and 2006.
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
3. Net Income per Share
          Basic earnings per share is based on the weighted average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all dilutive potential common stock equivalents outstanding. Common stock equivalents are included in the per share calculations when the effect of their inclusion would be dilutive.
          The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$4,821	$3,696	$8,589	$6,900

Shares used in net income per common share — basic	22,250	332	22,066	285
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	1,018	1,331	1,009	1,315
Preferred Stock	—	17,750	—	17,750

Shares used in net income per common share — diluted	23,268	19,413	23,075	19,350

Net income per common share — basic	$0.22	$11.13	$0.39	$24.21

Net income per common share — diluted	$0.21	$0.19	$0.37	$0.36

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
4. Acquisition
     On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s for $24.80 per share, or aggregate consideration of $93.5 million. As part of the TB Wood’s Acquisition, the Company retired $18.7 million of TB Wood’s indebtedness and paid $9.2 million to retire options under the TB Wood’s equity plan. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products.
     The TB Wood’s Acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the TB Wood’s Acquisition was April 5, 2007, and as such, the Company’s consolidated financial statements reflect TB Wood’s results of operations from that date forward.
          The Company has not completed its final purchase price allocation. The preliminary value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of TB Wood’s, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. Goodwill and intangibles recorded in connection with the acquisition of TB Wood’s have not yet been allocated across the business units acquired nor have the values been finalized. The final purchase price allocations are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.6 million	$123,006

Cash and cash equivalents	5,522
Trade receivables	16,606
Inventories	29,808
Prepaid expenses and other	1,791
Property, plant and equipment	35,764
Intangible assets	41,431

Total assets acquired	130,992
Accounts payable, accrued payroll, and accruals and other current liabilities	21,395
Other liabilities	43,283

Total liabilities assumed	64,678

Net assets acquired	66,314

Excess purchase price over the fair value of net assets acquired	$56,692

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
          The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$29,647
Trade names and trademarks, not subject to amortization	11,784

Total intangible assets	$41,431

     Customer relationships are subject to amortization over their estimated useful lives which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The estimated useful lives have not been finalized by the Company.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     The following table sets forth the unaudited pro forma results of operations of the Company for the periods ended June 30, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007, for TB Wood’s, adjusted to include the pro forma impact of (i) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the TB Wood’s Acquisition; (ii) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition; (iii) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter to Date	Quarter to Date	Year to Date	Year to Date
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenues	$164,505	$178,943	$326,181	$293,727
Net income	2,182	4,460	$7,697	$4,592

Basic Earnings per share	$0.10	$13.43	$0.35	$16.11
Diluted Earnings per share	$0.09	$0.23	$0.33	$0.24

     During 2006, the Company purchased all of the outstanding share capital of Hay Hall for $51.0 million, including $1.8 million of closing costs. The Company completed its final purchase price allocation during 2006, which resulted in the Company recording approximately $12.4 million in goodwill. In addition, the Company recorded $16.4 million in intangible assets.
5. Inventories
     Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$40,291	$29,962
Work in process	28,279	19,112
Finished goods	51,048	36,858

Gross inventories	119,618	85,932

Less—Allowance for excess, slow-moving and obsolete inventory	(13,070)	(10,163)

LIFO reserve	(130)	—

Inventories, net	$106,418	$75,769

     Approximately 18% of total inventories at June 30, 2007 were valued using the LIFO method. In the year to date period ended June 30, 2007, the LIFO reserve increased $0.1 million which increased Cost of Goods Sold by the same amount.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
     A rollforward of goodwill from December 31, 2006 through June 30, 2007 was as follows:

Goodwill	Cost

Balance December 31, 2006	$65,397
Additions related to TB Wood’s acquisition	56,692
Impact of additional tax contingencies	956
Adjustments to acquisition related deferred tax liabilities	(2,309)
Impact of changes in foreign currency	757

Balance June 30, 2007	$121,493

Other intangibles as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007		December 31, 2006
		Accumulated		Accumulated
Other Intangibles	Cost	Amortization	Cost	Amortization

Intangible assets not subject to amortization:
Tradenames and trademarks	$34,794	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	66,761	7,683	37,114	5,679
Product technology and patents	5,232	1,780	5,232	1,316
Impact of changes in foreign currency	1,799	—	1,301	—

Total intangible assets	$108,586	$9,463	$66,657	$6,995

The Company recorded $1.5 million and $1.0 million of amortization expense for the quarters ended June 30, 2007 and 2006, respectively and $2.5 million and $1.8 million for the year to date periods ended June 30, 2007 and 2006, respectively.
     The estimated amortization expense for intangible assets is approximately $5.8 million in each of the next five years and then $33.5 million thereafter.
7. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs for the year to date periods ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Balance at beginning of period	$2,083	$1,876
Balance assumed with TB Wood’s acquisition	795	—
Accrued warranty costs	758	825
Payments and adjustments	(1,261)	(747)

Balance at end of period	$2,375	$1,954

8. Income Taxes
     The effective income tax rates recorded for the periods ended June 30, 2007 and 2006 were recorded based upon management’s best estimate of the effective income tax rates for the entire years. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
As of January 1, 2007 the Company had $2.3 million of unrecognized tax benefits of which $1.2 million, if recognized would reduce the Company’s effective tax rate and $0.9 million would result in a decrease in goodwill.
     As a result of the acquisition of TB Wood’s completed during the second quarter, the Company increased its unrecognized tax benefits by approximately $3.3 million. At June 30, 2007, the Company had $6.1 million of unrecognized tax benefits of which $1.7 million if recognized would reduce the Company’s effective tax rate and $4.2 million would result in a decrease to goodwill.
     Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions currently under review by foreign taxing authorities. The Company expects this review to be completed by December 31, 2007 however it is unable to estimate the impact on its unrecognized tax benefits as of June 30, 2007.
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
     The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. At January 1, 2007 and June 30, 2007, the Company had $0.3 million and $1.6 million of accrued interest and penalties, respectively.
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
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the year to date periods ended and quarters ended June 30, 2007 and 2006:

	Quarter Ended
	Pension Benefits		Other Benefits
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$67	$151	$18	$84
Interest cost	319	334	49	150
Expected return on plan assets	(265)	(207)	—	—
Amortization of prior service cost	2	2	(243)	(101)
Amortization of net (gain) loss	—	—	(53)	17

Net periodic benefit cost (income)	$123	$280	$(229)	$150

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$132	$303	$36	$168
Interest cost	654	669	98	299
Expected return on plan assets	(533)	(415)	—	—
Amortization of prior service cost	3	3	(487)	(201)
Amortization of net (gain) loss	—	—	(105)	35

Net periodic benefit cost (income)	$256	$560	$(458)	$301

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
10. Long-Term Debt
Revolving Credit Agreement
     The Company maintains a $30 million revolving borrowings facility with a commercial bank (the Revolving Credit Agreement) through it’s wholly owned subsidiary Altra Industrial Motion, Inc. (Altra Industrial). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2010.
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at June 30, 2007.
     There were no borrowings under the Revolving Credit Agreement at June 30, 2007 and December 31, 2006, however, as of both dates, the lender had issued $3.0 million of outstanding letters of credit on behalf of the Company.
     In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lenders Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit were reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit in connection with the acquisition and $6.5 million in letters credit. As of June 30, 2007, there was $12.2 million outstanding on the TB Wood’s Credit Agreement, including $6.5 million of outstanding letters of credit. There are no additional borrowings available under this agreement.
Overdraft Agreements
     Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2007 or December 31, 2006 under any of the overdraft agreements.
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
     The Senior Secured Notes are guaranteed by the Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at June 30, 2007.
     In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
approximately 9.6% after consideration of the amortization of $1.1 million premium and $3.2 million of additional deferred financing costs.
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
     The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at June 30, 2007.
     In February 2007, using proceeds from the Company’s initial public offering, Altra Industrial redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption Altra Industrial expensed $0.8 million of deferred financing costs and incurred $2.6 million of a pre-payment premium.
     In June 2007, using proceeds from the Company’s secondary public offering, Altra Industrial redeemed £5.5 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 114.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption Altra Industrial expensed $0.4 million of deferred financing costs and incurred $0.8 million of pre-payment premium.
     The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by Altra Industrial prior to such maturity date. As of June 30, 2007, the remaining principal balance outstanding was £15.9 million, or $31.9 million.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s has borrowed approximately $3.0 and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Revolving Credit Agreement.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of June 30, 2007 and December 31, 2006, the mortgage has a principal of €1.9 million, or $2.6 million and €2.0 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.1 million and $1.5 million at June 30, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
11. Stockholders’ Equity
     In June 2007, the Company closed its secondary public offering of 12,650,000 shares of its common stock, par value $0.001 per share (the “Shares”), which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
closing. In the offering the Company sold 3,178,494 Shares and certain selling stockholders, including Genstar Capital, the Company’s largest stockholder, sold an aggregate of 9,471,506 Shares.
     As of June 30, 2007, the Company had 10,000,000 shares of undesignated Preferred Stock authorized (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at June 30, 2007.
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
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended June 30, 2007 and 2006 was $0.8 million ($0.5 million net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively and $0.7 million ($0.4 million, net of tax) and less than $0.1 million in the quarter ended June 30, 2007 and 2006, respectively. Compensation expense is recognized on a straight-line basis over the vesting period.
     The following table sets forth the activity of the Company’s unvested restricted stock grants to date:

		Weighted-average
		grant date fair
	Shares	value
Restricted shares unvested December 31, 2006	1,620,089	$3.24

Shares for which restrictions lapsed	(430,209)	$4.75

Restricted shares unvested June 30, 2007	1,189,880	$2.69

          Total remaining unrecognized compensation cost is approximately $2.8 million as of June 30, 2007 and will be recognized over a weighted average remaining period of three years.
     Subsequent to the initial public offering restricted shares granted are valued based on the fair market value of the stock on the date of grant.
     In July 2007, the Compensation Committee of the Board of Directors approved a grant to two of the Company’s non-employee directors of 3,326 shares each of restricted common stock of Altra Holdings. The fair market value of the restricted shares was calculated using the total number of shares granted multiplied by the average stock price on the date of grant, of $18.04, for a total compensation charge of approximately $0.1 million. The shares will fully vest on March 14, 2008. The expense will be recognized on a straight-line basis over the service period.
12. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors, is an Executive of Joy Global, Inc. The Company sold approximately $2.6 million and $1.7 million in goods to divisions of Joy Global, Inc. during the year to date periods ended June 30, 2007 and 2006, respectively. Sales to division of Joy Global were $1.2 million and $0.8 million for the quarters ended June 30, 2007 and 2006, respectively. Other than his

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
position as an Executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
Management Agreement
     The Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended June 30, 2006 and $0.5 million for the year to date period ended June 30, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and it is reflected in selling, general and administrative expenses for the year to date period ended and quarter ended June 30, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of June 30, 2007.
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
     No one customer represented 10% or more of the Company’s sales for the quarters ended or year to date periods ended June 30, 2007 and 2006.
     Approximately 22.8% of the Company’s labor force (14.0% and 59.7% in the United States and Europe, respectively) is represented by collective bargaining agreements.
14 Geographic Information
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

	Net Sales		Net Sales		Property, Plant and Equipment
	Quarter Ended		Year to Date Period Ended
	June 30,		June 30,		June 30,	December 31,
	2007	2006	2007	2006	2007	2006
North America (primarily U.S.)	$117,997	$80,756	$211,176	$163,994	$84,930	$50,673
Europe	39,276	35,018	74,256	62,624	29,675	29,865
Asia and other	5,869	4,000	10,416	7,940	1,775	1,849

Total	163,142	$119,774	$295,848	$234,558	$116,380	$82,387

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     The net assets of foreign subsidiaries at June 30, 2007 and December 31, 2006 were $65.8 million and $46.8 million, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
15. Commitments and Contingencies
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
16. Restructuring, Asset Impairment and Transition Expenses
     Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter and year to date periods ended June 30, 2007 were approximately $0.2 million and $1.0 million, respectively.
     The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the year to date period ended June 30, 2007 were $0.1 million. The Company does not expect any additional asset impairment and losses on sale of assets through the completion of this program.
     The Company’s total transition expense for the manufacturing consolidation program for the year to date period ended and quarter ended June 30, 2007 was approximately $0.9 million and $0.2 million, respectively. The Company expects to incur during 2007 an additional $0.1 million of transition costs in connection with the completion of this program.
     The Company’s total restructuring expense, excluding non-cash loss on disposal of fixed assets, by major component for the year to date period ended June 30, 2007 and costs that are expected to be incurred through the completion of the program, were as follows:

	Costs incurred
	year to date	Expected costs
	period ended	through program
	June 30, 2007	completion
Moving and relocation costs	$521	$—
Severance	224	30
Other	129	—

Total expenditures	$874	$30

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and June 30, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	991
Cash payments	(755)
Non-cash loss on disposal of fixed assets	(117)

Balance at June 30, 2007	$119

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
In connection with the Company’s acquisition of TB Wood’s, the Company adopted a restructuring program intended to consolidate operating facilities and reduce duplicate staffing. The estimated costs of this restructuring program were recorded as a part of purchase accounting and increased goodwill.
The following is a summary of accruals related to such restructuring activities:

Balance at December 31, 2006	$—
Restructuring accruals established as part of purchase accounting related to severance	952
Cash payments	(852)

Balance at June 30, 2007	$100

This is a preliminary estimate of costs associated with this restructuring program.
17. Subsequent Event
     On August 8, 2007, Altra Industrial redeemed £12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption Altra Industrial incurred $3.3 million of pre-payment premium. Subsequent to the redemption, £3.9 million, or $7.9 million of Senior Notes remain outstanding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Holdings, Inc. should be read together with the audited financial statements of Altra Holdings, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
General
     We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings, belted drives and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including general industrial, material handling, mining, power generation, transportation, automotive and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies, Bearing Distributions, Inc. and W.W. Grainger.
Recent Acquisition
     On April 5, 2007, the Company completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, the Company’s indirect wholly-owned subsidiary, with and into TB Wood’s. This resulted in TB Wood’s becoming a wholly-owned indirect subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net of the holder without interest and less any required withholding taxes).
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Management believes there have been no significant changes in our critical accounting policies since December 31, 2006. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 8 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.
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
Results of Operations

	Quarter Ended		Year to Date Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$163,142	$119,774	$295,848	$234,558
Cost of sales	117,238	87,501	211,896	170,431

Gross profit	45,904	32,273	83,952	64,127
Gross profit percentage	28.1%	26.9%	28.4%	27.3%
Selling, general and administrative expenses	25,063	19,094	45,890	37,821
Research and development expenses	2,204	1,288	3,498	2,492
Restructuring charges	198	—	991	—

Income from operations	18,439	11,891	33,573	23,814
Interest expense, net	10,692	6,374	19,840	12,815
Other non-operating income, net	123	72	76	(87)

Income before income taxes	7,624	5,445	13,657	11,086
Provision for income taxes	2,803	1,749	5,068	4,186

Net income	$4,821	$3,696	$8,589	$6,900

Quarter Ended June 30, 2007 Compared with Quarter Ended June 30 , 2006
     Net sales. Net sales increased by $43.4 million, or 36.2%, from $119.8 million for the quarter ended June 30, 2006 to $163.1 million for the quarter ended June 30, 2007. The increase in sales was primarily due to the inclusion of TB Wood’s which contributed $29.8 million. Without including the impact of Hay Hall, acquired February 10, 2006, Warner Linear, acquired May 18, 2006 and TB Wood’s acquired April 5, 2007, sales increased 10.6%. The remaining increase was driven by price increases, new product initiatives, continued strength in key late cycle markets, defense applications and global clutch brake sales.

     Gross profit. Gross profit increased by $13.6 million, or 42.2%, from $32.3 million (26.9% of net sales), for the quarter ended June 30, 2006 to $45.9 million (28.1% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of TB Wood’s during the second quarter 2007, additional low cost country material sourcing and implementation of productivity improvements at recently acquired businesses.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.0 million, or 31.2%, from $19.1 million for the quarter ended June 30, 2006 to $25.1 million for the quarter ended June 30, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s and Warner Linear for the full quarter ended June 30, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement.
     Research and development expenses. Research and development expenses increased $0.9 million or 71.1% from $1.3 million to $2.2 million. The increase in research and development expense is due to the inclusion of TB Wood’s in the quarter ended June 30, 2007.
     Restructuring During the first quarter of 2007, we initiated a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We recorded approximately $0.2 million of restructuring expense in the second quarter of 2007.
     EBITDA. To reconcile net income to EBITDA for the quarter ended June 30, 2007, we added back to net income $2.8 million provision of income taxes, $10.7 million of interest expense and $6.1 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended June 30, 2006, we added back to net income $1.7 million provision of income taxes, $6.4 million of interest expense and $3.8 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $24.4 million for the quarter ended June 30, 2007 and $15.6 million for the quarter ended June 30, 2006. The increase is due to the acquisition of TB Wood’s and Warner Linear, price increases, volume, and cost savings measures.
     Interest expense. We recorded interest expense of $10.7 million during the quarter ended June 30, 2007, which was an increase of $4.3 million, from the quarter ended June 30, 2006. The increase was due to $2.4 million of interest associated with the Senior Secured Notes that were issued in the second quarter of 2007, the $1.6 million pre-payment premium and the $0.3 million amortization of deferred financing costs associated with the pay-down of the Senior Notes. For a description of the Senior Notes please see Note 10 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.
     Provision for income taxes. The provision for income taxes was $2.8 million, or 36.8%, of income before taxes, for the quarter ended June 30, 2007, versus a provision of $1.7 million, or 32.1%, of income before taxes, for the quarter ended June 30, 2006. The 2007 provision as a percentage of income before taxes was higher than that of 2006, primarily due to a greater proportion of taxable income in jurisdictions having higher statutory tax rates. Additionally, the Company’s overall estimated effective tax rate for all of 2006 was lower than the rate recorded in the first quarter of 2006 and therefore the second quarter rate was driven down to get the year to date effective rate at the estimated full year rate.
Year to Date Ended June 30, 2007 Compared with Year to Date Ended June 30, 2006
     Net sales. Net sales increased by $61.3 million, or 26.1%, from $234.6 million for the year to date period ended June 30, 2006 to $295.8 million for the year to date period ended June 30, 2007. Without including the impact of Hay Hall, acquired February 10, 2006 Warner Linear, acquired May 18, 2006, and TB Wood’s acquired April 5, 2007, sales increased 9.4%. The increase is due to price increases, new product initiatives, continued strength in key late cycle markets, defense applications and global clutch brake sales.
     Gross profit. Gross profit increased by $19.8 million, or 30.9%, from $64.1 million (27.3% of net sales), for the year to date period ended June 30, 2006 to $84.0 million (28.4% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of Hay Hall, TB Wood’s and Warner Linear for the full year to date period ended June 30, 2007, additional low cost country material sourcing and implementation of productivity improvements at recently acquired businesses.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.1 million, or 21.3%, from $37.8 million for the year to date period ended June 30, 2006 to $45.9 million for the year to date period ended June 30, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s, Hay Hall and Warner

Linear for the full year to date period ended June 30, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement.
     Research and development expenses. Research and development expenses increased $1.0 million, or 40.4%, from $2.5 million to $3.5 million. The increase is mainly due to the inclusion of TB Wood’s in the year to date period ended June 30, 2007.
     Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $1.0 million of restructuring expense in the year to date period ended June 30, 2007.
     EBITDA. To reconcile net income to EBITDA for the year to date period ended June 30, 2007, we added back to net income $5.1 million provision of income taxes, $19.8 million of interest expense and $10.6 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended June 30, 2006, we added back to net income $4.2 million provision of income taxes, $12.8 million of interest expense and $6.7 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $44.1 million for the year to date period ended June 30, 2007 and $30.6 million for the year to date period ended June 30, 2006. The increase is due to the acquisitions of TB Wood’s, Hay Hall and Warner Linear, price increases, volume, cost savings measures and the termination of the management advisory services agreement.
     Interest expense. We recorded interest expense of $19.8 million during the year to date period ended June 30, 2007, which was an increase of $7.0 million, from the year to date period ended June 30, 2006. The increase was due to the interest associated with the Senior Notes being outstanding for an additional six weeks during the first quarter of 2007, the $1.6 million pre-payment premium and $0.3 million of amortization of deferred financing costs associated with the pay-down of the Senior Notes issued during the second quarter of 2007. The increase was partially offset by a decrease in interest on the Senior Notes after the February redemption. For a description of the Senior Notes and Senior Secured Notes, please see Note 10 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.
     Provision for income taxes. The provision for income taxes was $5.1 million, or 37.1%, of income before taxes, for the year to date period ended June 30, 2007, versus a provision of $4.2 million, or 37.8%, of income before taxes, for the year to date period ended June 30, 2006.
Liquidity and Capital Resources
Net Cash
     Cash and cash equivalents totaled $34.4 million at June 30, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the year to date period ended June 30, 2007 resulted mainly from cash provided by net income of $8.6 million and the add-back of non-cash depreciation, amortization, stock based compensation, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, accretion of debt discount and deferred financing costs of $14.6 million offset by a net increase in operating assets of $11.1 million and a net decrease in operating liabilities of $16.1 million.
     Net cash used in investing activities of $121.7 million for the year to date period ended June 30, 2007 resulted from $117.5 million used in the purchase of TB Wood’s and $4.2 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.
     Net cash provided by financing activities of $116.8 million for the year to date period ended June 30, 2007 consisted primarily of proceeds from the issuance of Senior Secured Notes for $106.1 million, the proceeds from the secondary public offering for $49.6 million and borrowings from the revolving line of credit of $8.3 million. This was offset by the payment of debt issuance costs of $3.4 million, payments on the revolving line of credit for $9.1 million, the payment of $34.0 million on the Senior Notes and payment of costs associated with the secondary public offering and initial public offering of $0.4 million and payments of capital lease obligations of $0.4 million.
     Net cash flow used in operating activities, for the year to date period ended June 30, 2006 resulted mainly from cash provided by net income of $6.9 million and the add-back of non-cash depreciation, amortization, accretion and deferred financing costs of $7.9 million, stock based compensation of $0.1 million, deferred tax expense of $2.2 million, non-cash amortization of $2.3 million for inventory step-ups recorded as part of the Hay Hall Acquisition and a net increase in operating liabilities of $3.8 million, offset by cash used from a net increase in operating assets of $9.5 million.
     Net cash used in investing activities of $58.2 million for the quarter ended June 30, 2006 resulted from $50.3 million used in the purchase of Hay Hall, $3.5 million for the purchase of Bear Linear and $4.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $47.3 million for the year to date period ended June 30, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the Senior Notes in connection with the Hay Hall Acquisition, offset primarily by payment on the subordinated notes of $9.0 million and payment of debt issuance costs of $1.8 million.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See footnote 10 to the condensed consolidated financial statements for explanation of our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the Colfax Corporation, Hay Hall and TB Wood’s Acquisitions. As of June 30, 2007, taking into account these transactions, we had approximately $322.3 million of total indebtedness outstanding (including capital leases and mortgages). We expect our interest expense, arising from our existing debt, to be approximately $31.2 million on an annual basis, through the maturity of the Senior Secured Notes, in 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of June 30, 2007, there were no outstanding borrowings and $3.0 million of outstanding letters of credit under our senior revolving credit facility.
     We had $12.2 million outstanding on the TB Wood’s revolving credit facility as of June 30, 2007. No additional borrowing are allowed under this agreement.
     We made capital expenditures of approximately $4.2 million and $4.1 million in the quarters ended June 30, 2007 and June 30, 2006, respectively. These capital expenditures will support on-going business needs.
     We have cash funding requirements associated with our pension plan which are estimated to be $1.6 million during the remainder of 2007, $3.8 million in 2008, and $1.9 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2006 and Form S-1 filed with the SEC on June 4, 2007 for further discussion.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in our Annual Report on Form 10-K for the year ended December 31, 2006 and Form S-1 filed with the SEC on June 4, 2007 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations
     During the year to date period ended June 30, 2007 Altra Industrial redeemed £11.6 million and £5.5 million aggregate principal amount of their outstanding Senior Notes. As of June 30, 2007, the remaining principal balance was £15.9 million, or approximately $31.9 million. In August, 2007, Altra Industrial redeemed £12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Subsequent to the redemption, £3.9 million, or $7.9 million of Senior Notes remain outstanding The remaining principal balance is due February 2013.
     In April 2007, Altra Industrial completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of June 30, 2007, the remaining principal balance was $270.0 million. The balance is due in December 2011.
     In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced concurrent with the acquisition $13.0 million of TB Wood’s revolving credit agreement. Payments of $0.8 million are due over the remainder of 2007. $1.5 million, $1.5 million, $8.8 million are due in 2008, 2009 and 2010, respectively.
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
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007.
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
     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006 and Form S-1 filed with the SEC on June 4, 2007. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2006 and Form S-1 filed with the SEC on June 4, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 8, 2007. The following matters were voted upon:
Edmund M. Carpenter, Jean-Pierre L. Conte, Darren J. Gold, Michael L. Hurt, Larry McPherson, Richard D. Paterson and James H. Woodward, Jr. were elected to serve as Directors of the Company until the 2008 Annual Meeting of Stockholders and until the successors are duly elected and qualified.
Mr. Carpenter was elected with 16,323,526 votes “FOR” and 1,894,361 votes “WITHHELD”, Mr. Conte was elected with 16,290,242 votes “FOR” and 1,927,645 votes “WITHHELD”, Mr. Gold was elected with 13,908,903 votes “FOR” and 4,308,984 votes “WITHHELD”, Mr. Hurt was elected with 13,996,953 votes “FOR” and 4,270,934 votes “WITHHELD”, Mr. McPherson was elected with 17,884,786 votes “FOR” and 333,101 votes “WITHHELD”, Mr. Paterson was elected with 17,884,786 votes “FOR” and 333,101 votes “WITHHELD” and Mr. Woodward was elected with 17,884,786 votes “FOR” and 333,101 votes “WITHHELD”.
The stockholders approved the ratification of the Audit Committee’s selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, with 18,208,343 votes “FOR”, 6,027 votes “AGAINST” and 3,516 votes “ABSTAINING”.
Item 5. Other Information
None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 11, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

3.1(3)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Amended and Restated Bylaws of the Registrant

4.1(4)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee.

4.2(5)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.3(6)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.4(5)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.5(7)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.6(8)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.7(4)	Form of 9% Senior Secured Notes due 2011.

4.8(4)	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.9(9)	Registration Rights Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.10(6)	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.11(5)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.

4.12(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.13(8)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.14(6)	Form of 11 1/4% Senior Notes due 2013.

4.15(6)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

Exhibit
Number	Description
10.2(9)	Fifth Amendment to, and Consent and Waiver under, Credit Agreement and Joinder to Loan Documents, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.
(1)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(2)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
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

ALTRA HOLDINGS, INC.

August 14, 2007	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Chairman and Chief Executive Officer

August 14, 2007	By:	/s/ David Wall

Name: David Wall
Title: VP Finance and Chief Financial Officer