Form 10-Q/A
period 2007-06-30
Altra Holdings, Inc.
filed 2007-08-30
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note
This Amendment No. 1 (“Amended Filing”) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (“Original Filing”), originally file August 14, 2007, is being filed solely to amend footnote 3 to the unaudited condensed consolidated financial statements. This Amended Filing is being filed to correct computational errors in the unaudited pro forma disclosure of the Registrant’s acquisition of TB Wood’s Inc., to accurately include three months of TB Wood’s Inc. financial results in the unaudited pro-forma disclosure for the quarter ended June 30, 2006 and to correct certain pro forma adjustments impacting the unaudited pro forma results for the three months and year to date periods ended June 30, 2006 and 2007.
Other than described above, no changes have been made to any other items in the Original Filing. This Amended Filing does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     The following table sets forth the unaudited pro forma results of operations of the Company for the periods ended June 30, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007, for TB Wood’s, adjusted to include the pro forma impact of (i) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition; (ii) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to the tax provision for the tax effect of the above adjustments. The unaudited pro-forma financial information for the quarter to date and year to date periods ended June 30, 2007 includes a non-recurring charge to step-up the value of acquired inventory sold of $0.7 million. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter to Date	Quarter to Date	Year to Date	Year to Date
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenues	$164,505	$149,524	$326,181	$293,727
Net income	3,831	2,805	$5,916	$4,736

Basic Earnings per share	$0.17	$8.45	$0.27	$16.62
Diluted Earnings per share	$0.16	$0.14	$0.26	$0.24

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

ALTRA HOLDINGS, INC.

August 30, 2007	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Chairman and Chief Executive Officer

August 30, 2007	By:	/s/ David Wall

Name: David Wall
Title: VP Finance and Chief Financial Officer