Form 10-Q
period 2007-09-29
Altra Holdings, Inc.
filed 2007-11-13
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No ☒

As of November 1, 2007, 26,272,737 shares of Common Stock, $.001 par value per share, were outstanding.

TABLE OF CONTENTS

Page #
PART I—FINANCIAL INFORMATION	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	27
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amount in thousands, except share amounts

	September 29, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,037	$42,527
Trade receivables, less allowance for doubtful accounts of $1,297 and $2,017	86,634	61,506
Inventories	107,641	75,769
Deferred income taxes	7,022	6,783
Prepaid expenses and other	5,767	7,532
Total current assets	237,101	194,117
Property, plant and equipment, net	116,668	82,387
Intangible assets, net	99,528	59,662
Goodwill	122,694	65,397
Deferred income taxes	2,380	2,135
Other assets	6,496	5,670
Total assets	$584,867	$409,368
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,406	$34,053
Accrued payroll	16,493	14,071
Accruals and other liabilities	27,214	16,494
Taxes payable	5,563	5,353
Deferred income taxes	1,382	1,382
Current portion of long-term debt	2,433	573
Total current liabilities	93,491	71,926
Long-term debt, less current portion and net of unaccreted discount and premium	295,401	228,555
Deferred income taxes	30,077	7,130
Pension liabilities	12,861	15,169
Other post retirement benefits	2,863	3,262
Other long term liabilities	4,301	3,910
Commitments and Contingencies (See Note 15)	—	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,076,205 and 21,467,502 issued and outstanding at September 29, 2007 and December 31, 2006, respectively)	25	21
Additional paid-in capital	126,739	76,907
Retained earnings	18,270	5,552
Accumulated other comprehensive income (loss)	839	(3,064)
Total stockholders’ equity	145,873	79,416
Total liabilities and stockholders’ equity	$584,867	$409,368

See accompanying notes.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

Amounts in thousands, except per share data

(unaudited)

	Quarter Ended September 29 ,		Year to Date Ended September 29 ,
	2007	2006	2007	2006

Net sales	$156,976	$112,953	$452,824	$347,511
Cost of sales	111,920	82,528	323,816	252,959
Gross profit	45,056	30,425	129,008	94,552
Selling, general and administrative expenses	24,626	19,543	70,516	57,364
Research and development expenses	2,245	1,315	5,743	3,807
Restructuring charges	189	—	1,180	—
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	(3,838)
Income from operations	17,996	13,405	51,569	37,219
Interest expense, net	11,389	6,567	31,229	19,382
Other non-operating expense , net	298	734	374	647
Income before income taxes	6,309	6,104	19,966	17,190
Provision for income taxes	1,999	2,311	7,067	6,497
Net income	$4,310	$3,793	$12,899	$10,693

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	2,643	1,465	3,903	3,022
Comprehensive income	$6,953	$5,258	$16,802	$13,715

Net Income per share:
Basic	$0.17	$11.42	$0.56	$35.52
Diluted	$0.17	$0.20	$0.54	$0.56
Weighted average common shares outstanding:
Basic	25,075	332	23,069	301
Diluted	26,119	19,370	24,094	19,162

See accompanying notes.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Dollars in thousands

(unaudited)

	Year to Date Ended September 29,
	2007	2006
Cash flows from operating activities:
Net income	$12,899	$10,693
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,378	7,544
Amortization of intangible assets	3,999	2,767
Amortization and write-offs of deferred loan costs	2,980	955
Loss on foreign currency, net	409	466
Accretion of debt discount and premium, net	594	707
Amortization of inventory fair value adjustment	651	2,278
Loss (gain) on sale of fixed assets	112	(14)
Gain on curtailment of post-retirement benefits	—	(3,838)
Stock based compensation	1,092	439
Provision for deferred taxes	—	1,502
Changes in operating assets and liabilities:
Trade receivables	(6,884)	(1,945)
Inventories	(2,281)	(1,763)
Accounts payable and accrued liabilities	(8,401)	(9,443)
Other current assets and liabilities	4,147	159
Other operating assets and liabilities	6	343
Net cash provided by operating activities	21,701	10,850
Cash flows from investing activities:
Purchases of fixed assets	(6,803)	(6,133)
Acquisitions, net of $5,522 and $441 of cash acquired	(117,911)	(54,302)
Net cash used in investing activities	(124,714)	(60,435)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	57,625
Proceeds from issuance of senior secured notes	106,050	—
Payment of debt issuance costs	(3,692)	(2,506)
Payments on senior notes	(58,428)	—
Proceeds from secondary offering	49,583	—
Payments on senior subordinated debt	—	(12,500)
Borrowings under revolving credit agreement	8,315	5,057
Payments on revolving credit agreement	(9,847)	(5,057)
Public offering costs	(1,990)	—
Proceeds from mortgages	—	2,510
Payments on mortgages	(178)	—
Payments on capital leases	(534)	(106)
Net cash provided by financing activities	89,279	45,023
Effect of exchange rates on cash	1,244	262
Decrease in cash and cash equivalents	(12,490)	(4,300)
Cash and cash equivalents, beginning of period	42,527	10,060
Cash and cash equivalents, end of period	$30,037	$5,760
Cash paid during the period for:
Interest	$24,076	$15,084
Income Taxes	$10,338	$2,160
Non-Cash Financing:
Acquisition of capital equipment under capital lease	$1,655	$404
Accrued offering costs	$145	$—

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”) is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.

2. Basis of Presentation

The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of September 29, 2007 and for the quarters and year to date periods ended September 29, 2007 and 2006.

The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended September 29,		Year to Date Ended September 29,
	2007	2006	2007	2006
Net Income	$4,310	$3,793	$12,899	$10,693
Shares used in net income per common share – basic	25,075	332	23,069	301
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	1,044	1,288	1,025	1,111
Preferred Stock	—	17,750	—	17,750
Shares used in net income per common share – diluted	26,119	19,370	24,094	19,162
Net income per common share – basic	$0.17	$11.42	$0.56	$35.52
Net income per common share – diluted	$0.17	$0.20	$0.54	$0.56

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

Total purchase price, including closing costs of approximately $2.0 million	$123,433
Cash and cash equivalents	5,522
Trade receivables	16,186
Inventories	29,215
Prepaid expenses and other	1,786
Property, plant and equipment	35,568
Intangible assets	42,824
Total assets acquired	$131,101
Accounts payable, accrued payroll, and accruals and other current liabilities	$22,970
Other liabilities	41,658
Total liabilities assumed	$64,628
Net assets acquired	$66,473
Excess purchase price over the fair value of net assets acquired	$56,960

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$31,040
Trade names and trademarks, not subject to amortization	11,784
Total intangible assets	$42,824

Customer relationships are subject to amortization over their preliminary estimated useful lives of 16 years which is the Company’s preliminary estimate of how long the Company will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the quater and year to date periods ended September 29, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007, for TB Wood’s, adjusted to include the pro forma impact of (i) additional interest expense associated with debt issued on April 5, 2007 in

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

connection with the TB Wood’s Acquisition; (ii) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to the tax provision for the tax effect of the above adjustments. The unaudited pro-forma financial information for the year to date period ended September 29, 2007 includes a non-recurring charge to step-up the value of acquired inventory sold of $0.7 million. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter Ended September 29, 2007	Quarter Ended September 29, 2006	Year to Date Ended September 29, 2007	Year to Date Ended September 29, 2006
Total revenues	$156,976	$142,847	$482,737	$436,574
Net income	$4,310	$3,288	$9,991	$8,179
Basic earnings per share	$0.17	$9.90	$0.43	$27.17
Diluted earnings per share	$0.17	$0.17	$0.41	$0.43

During 2006, the Company purchased all of the outstanding share capital of Hay Hall for $51.0 million, including $1.8 million of closing costs. The Company completed its final purchase price allocation during 2006, which resulted in the Company recording approximately $12.4 million in goodwill. In addition, the Company recorded $16.4 million in intangible assets.

5. Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company's remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Inventories at September 29, 2007 and December 31, 2006 consisted of the following:

	September 29, 2007	December 31, 2006
Raw materials	$35,946	$26,731
Work in process	24,299	19,112
Finished goods	47,396	29,926
Inventories, net	$107,641	$75,769

Approximately 19% of total inventories at September 29, 2007 were valued using the LIFO method. In the year to date and quarter to date period ended September 29, 2007, the LIFO reserve increased $0.3 million and $0.1 million, respectively, which was recorded as a component of costs of sales in the accompanying condensed consolidated statement of income and comprehensive income.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

6. Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2006 through September 29, 2007 was as follows:

Goodwill
Balance December 31, 2006	$65,397
Additions related to TB Wood’s acquisition	56,960
Impact of additional tax contingencies	956
Adjustments to acquisition related deferred tax liabilities	(2,309)
Impact of changes in foreign currency	1,690
Balance September 29, 2007	$122,694

Other intangibles as of September 29, 2007 and December 31, 2006 consisted of the following:

	September 29, 2007		December 31, 2006
Other Intangibles	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,794	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	68,154	8,926	37,114	5,679
Product technology and patents	5,232	2,068	5,232	1,316
Impact of changes in foreign currency	2,342	—	1,301	—
Total intangible assets	$110,522	$10,994	$66,657	$6,995

The Company recorded $1.5 million and $0.9 million of amortization expense for the quarters ended September 29, 2007 and 2006, respectively and $4.0 million and $2.8 million for the year to date periods ended September 29, 2007 and 2006, respectively.

The estimated amortization expense for intangible assets is approximately $5.9 million in each of the next five years and then $32.9 million thereafter.

7. Warranty Costs

Changes in the carrying amount of accrued product warranty costs for the year to date periods ended September 29, 2007 and 2006 are as follows:

	September 29, 2007	September 29, 2006
Balance at beginning of period	$2,083	$1,876
Balance assumed with TB Wood’s acquisition	224	—
Accrued warranty costs	1,428	1,365
Payments and adjustments	(336)	(1,072)
Balance at end of period	$3,399	$2,169

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

8. Income Taxes

The estimated effective income tax rates recorded for the quarters ended September 29, 2007 and 2006 were recorded based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate from 37.8% at September 29, 2006 to 35.4% at September 29, 2007, principally relates to a change in the earnings mix among tax jurisdictions. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. In accordance with the transition provisions of FIN 48, the cumulative effect of applying the pronouncement has been reported as an adjustment to the January 1, 2007 balance of retained earnings. As a result of the adoption, the Company recorded an increase to its tax reserves and a decrease to retained earnings in the amount of $0.2 million. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As of January 1, 2007, the company had $2.3 million of unrecognized tax benefits, of which $1.2 million, if recognized would reduce the company’s effective tax rate and $0.9 million would result in a decrease in goodwill. As a result of the acquisition of TB Wood’s completed during the second quarter, the Company increased its unrecognized tax benefits by approximately $3.3 million.

At September 29, 2007, the Company had $6.4 million of unrecognized tax benefits, of which $2.0 million, if recognized would reduce the Company’s effective tax rate and $4.2 million would result in a decrease to goodwill.

Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions which were under review by foreign taxing authorities. Subsequent to September 29, 2007, the Company received resolution from the foreign tax authorities regarding these tax positions. As a result, the Company will reverse approximately $1.8 million of unrecognized tax benefits, which will reduce the Company’s effective tax rate in the fourth quarter of 2007.

The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2004 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income.. At January 1, 2007 and September 29, 2007, the Company had $0.3 million and $1.6 million of accrued interest and penalties, respectively.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

The following table represents the components of the net periodic benefit cost associated with the respective plans for the year to date periods ended and quarters ended September 29, 2007 and 2006:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Service cost	$66	$66	$18	$(40)
Interest cost	327	334	49	(36)
Expected return on plan assets	(266)	(207)	—	—
Amortization of prior service cost (income)	2	2	(243)	(458)
Amortization of net (gain)	—	—	(53)	(140)
Gain on curtailment of post-retirement benefit plan	—	—	—	(3,838)
Net periodic benefit cost (income)	$128	$195	$(229)	$(4,512)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Service cost	$198	$369	$54	$128
Interest cost	981	1,003	147	263
Expected return on plan assets	(799)	(622)	—	—
Amortization of prior service cost (income)	5	5	(730)	(659)
Amortization of net (gain)	—	—	(158)	(105)
Gain on curtailment of post-retirement benefit plan	—	—	—	(3,838)
Net periodic benefit cost (income)	$385	$755	$(687)	$(4,211)

10. Long-Term Debt

Revolving Credit Agreement

The Company maintains a $30 million revolving borrowings facility with a commercial bank (the “Revolving Credit Agreement”) through its wholly owned subsidiary Altra Industrial Motion, Inc. (Altra Industrial). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. Altra Industrial may use up to $10.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to Altra Industrial. Altra Industrial may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2010.

Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at September 29, 2007.

There were no borrowings under the Revolving Credit Agreement at September 29, 2007 and December 31, 2006, however, the lender had issued $2.9 million of outstanding letters of credit on behalf of Altra Industrial as of both dates.

In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit were reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank in connection with the acquisition of TB Wood’s. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit and $6.5 million in letters of credit. As of September 29, 2007, there was $11.3 million of debt outstanding under the TB Wood’s Credit Agreement, and $6.5 million of outstanding letters of credit.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 29, 2007 or December 31, 2006 under any of the overdraft agreements.

9% Senior Secured Notes

On November 30, 2004, Altra Industrial issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165.0 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by Altra Industrial.

The Senior Secured Notes are guaranteed by the Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at September 29, 2007.

In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is approximately 9.7% after consideration of the amortization of $5.5 million net discount and $6.5 million of deferred financing costs.

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

The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at September 29, 2007.

In February 2007, using proceeds from the Company’s initial public offering, the Company redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial expensed $0.8 million of deferred financing costs and incurred $2.6 million of a pre-payment premium.

In June 2007, using proceeds from the Company’s secondary public offering, Altra Industrial redeemed £5.5 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 114.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial expensed $0.4 million of deferred financing costs and incurred $0.8 million of pre-payment premium.

On August 6, 2007, Altra Industrial redeemed £12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial expensed $0.8 million of deferred financing costs and incurred $3.3 million of pre-payment premium.

The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by Altra Industrial prior to such maturity date. As of September 29, 2007, the remaining principal balance outstanding was £3.9 million, or $7.9 million.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Subordinated Notes

At November 30, 2004, the Company executed an agreement with a stockholder to obtain $14.0 million of unsecured subordinated financing (the “Subordinated Notes”). The interest accrued at an annual rate of 17% and was payable quarterly in full or payment-in-kind (PIK). In December 2006, the remaining principal, penalty, unpaid and accrued interest balance was paid in full. All unamortized deferred financing costs associated with the Subordinated Notes was written off to interest expense in connection with the repayment of the Subordinated Notes in 2006.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively.  These bonds bear variable interest rates and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of September 29, 2007 and December 31, 2006, the mortgage has a remaining principal of €1.8 million, or $2.6 million and €2.0 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.3 million and $1.5 million at September 29, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

11. Stockholder’s Equity

In June 2007, the Company closed its secondary public offering of 12,650,000 shares of its common stock, par value $0.001 per share (the “Shares”), which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at closing. The Company received proceeds of $48.9 million, net of issuance costs. In the offering the Company sold 3,178,494 Shares and certain selling stockholders, including Genstar Capital, the Company’s largest stockholder, sold an aggregate of 9,471,506 shares.

As of September 29, 2007, the Company had 10,000,000 shares of undesignated Preferred Stock authorized (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at September 29, 2007.

Stock-Based Compensation

The Company’s Board of Directors established the 2004 Equity Incentive Plan (the “Plan”) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company The restricted shares of common stock issued pursuant to the Plan generally vest ratably over each of the five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions.

The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended September 29, 2007 and 2006 was $1.1 million ($0.7 million net of tax) and $0.5 million ($0.3 million, net of tax), respectively and $0.3 million

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

($0.2 million, net of tax) and $0.5 million ($0.3 million, net of tax) in the quarters ended September 29, 2007 and 2006, respectively. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s unvested restricted stock grants to date:

		Weighted-average
		grant date fair
	Shares	value

Restricted shares unvested December 31, 2006	1,620,089	$3.24

Shares granted	6,652	$18.04

Shares for which restrictions lapsed	(430,209)	$4.75

Restricted shares unvested September 29, 2007	1,196,532	$2.77

Total remaining unrecognized compensation cost is approximately $2.6 million as of September 29, 2007, and will be recognized over a weighted average remaining period of three years.

Subsequent to the initial public offering of the Company, restricted shares granted are valued based on the fair market value of the stock on the date of grant.

In July 2007, the Compensation Committee of the Board of Directors approved a grant of 3,326 shares of restricted common stock to each of the Company’s non-employee directors. The fair market value of the restricted shares was calculated using the total number of shares granted multiplied by the average stock price on the date of grant, $18.04, approximately $0.1 million. The shares will fully vest on March 14, 2008. The expense will be recognized on a straight-line basis over the vesting period.

12. Related-Party Transactions

Joy Global Sales

One of the Company’s directors is an executive of Joy Global, Inc. The Company sold approximately $4.1 million and $2.8 million in goods to divisions of Joy Global, Inc. during the year to date periods ended September 29, 2007 and 2006, respectively. Sales to divisions of Joy Global were $1.4 million and $1.0 million for the quarters ended September 29, 2007 and 2006, respectively. Other than his position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.

Management Agreement

The Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended September 29, 2006 and $0.8 million for the year to date period ended September 29, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and it is reflected in selling, general and administrative expenses for the year to date period ended and quarter ended September 29, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of September 29, 2007.

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

No one customer represented 10% or more of the Company’s sales for the quarters ended or year to date periods ended September 29, 2007 and 2006.

Approximately 20.2% of the Company’s labor force (15.3% and 48.5% in the United States and Europe, respectively) is represented by collective bargaining agreements.

One of our four U.S. collective bargaining agreements expired in August 2007. An agreement was reached in September 2007 with the union that extends the collective bargaining agreement through August 2010. The agreement reached provides for certain wage increases over a three year period, transition of health insurance premiums to a union administered plan and other benefits. In addition, the defined benefit plan will be frozen effective December 31, 2007, with all eligible plan participants transitioned to a 401 (k) defined contribution plan. This is considered a pension curtailment in accordance with SFAS No. 88 (Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits). The Company evaluated the amendment to the defined benefit plan and concluded that there was no curtailment gain/loss in connection with this change.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

14. Geographic Information

The Company operates in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results in order to make decisions about allocating resources and assess performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows (in thousands):

	Net Sales
	Quarter Ended September 29,		Year to Date Ended September 29,		Property, Plant and Equipment
	2007	2006	2007	2006	September 29, 2007	December 31, 2006
North America (primarily U.S.)	$111,281	$79,015	$322,457	$250,225	$84,494	$50,673
Europe	38,730	29,405	112,986	84,812	30,191	29,865
Asia and other	6,965	4,533	17,381	12,474	1,983	1,849
Total	$156,976	$112,953	$452,824	$347,511	$116,668	$82,387

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.

The net assets of foreign subsidiaries at September 29, 2007 and December 31, 2006 were $70.6 million and $46.8 million, respectively.

The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

15. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

We have been indemnified for certain pre-existing legal and environmental matters for matters prior to certain acquisitions.

16. Restructuring, Asset Impairment and Transition Expenses

Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter and year to date periods ended September 29, 2007 were approximately $0.2 million and $1.2 million, respectively.

The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the year to date period ended September 29, 2007 were $0.1 million. The Company does not expect any significant additional asset impairment and losses on sale of assets through the completion of this program.

The Company’s total transition expense for the manufacturing consolidation program for the year to date period ended and quarter ended September 29, 2007 was approximately $1.2 million and $0.2 million, respectively.

The Company’s total restructuring expense, excluding non-cash loss on disposal of fixed assets, by major component for the year to date period ended September 29, 2007:

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Moving and relocation costs	$683
Severance	251
Other	129
Total	$1,063

The Company anticipates incurring additional costs with this program, at this time the Company is unable to quantify the future costs.

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and September 29, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	1,180
Cash payments	(930)
Non-cash loss on disposal of fixed assets	(117)
Balance at September 29, 2007	$133

In connection with the Company’s acquisition of TB Wood’s, the Company adopted a restructuring program intended to consolidate operating facilities and reduce duplicate staffing. The estimated costs of this restructuring program were recorded as a part of purchase accounting and increased goodwill. During the quarter ended September 29, 2007, the Company added $0.7 million to the restructuring accrual for additional restructuring expenses, primarily severance.

The following is a reconciliation of TB Wood’s accrued restructuring costs between December 31, 2006 and September 29, 2007:

Balance at December 31, 2006	$—
Accruals established as part of purchase accounting related to severance and other	1,659
Cash payments	(852)
Balance at September 29, 2007	$807

This is a preliminary estimate of costs associated with this restructuring program. The Company expects to finalize the program by December 31, 2007 and to make payments through 2008.

17. Subsequent Event

On October 19, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”) for $7.3 million. Approximately $5.0 million was paid at closing and the remaining $2.3 million of consideration was issued in the form of a note payable, due in installments over a 2 year period.

One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, an agreement was reached which extended the existing collective bargaining agreement. The negotiations also resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. should be read together with the audited financial statements of Altra Holdings, Inc and related notes included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2006 and Form S-1 filed with the Securities and Exchange Commission on June 4, 2007. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2006 and Form S-1 filed with the Securities and Exchange Commission on June 4, 2007.

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

Recent Acquisition

On April 5, 2007, the Company completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, the Company’s wholly-owned subsidiary, with and into TB Wood’s. This resulted in TB Wood’s becoming a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law) were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net of the holder without interest and less any required withholding taxes).

Secondary Public Offering

In June 2007, the Company closed its secondary public offering of 12,650,000 shares of its common stock, par value $0.001 per share (the “Shares”), which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at closing. In the offering the Company sold 3,178,494 Shares and certain selling stockholders, including Genstar Capital, the Company’s largest stockholder, sold an aggregate of 9,471,506 Shares.

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

Results of Operations

	Quarter Ended		Year to Date Ended
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Net sales	$156,976	$112,953	$452,824	$347,511
Cost of sales	111,920	82,528	323,816	252,959
Gross profit	45,056	30,425	129,008	94,552
Gross profit percentage	28.7%	26.9%	28.5%	27.2%
Selling, general and administrative expenses	24,626	19,543	70,516	57,364
Research and development expenses	2,245	1,315	5,743	3,807
Restructuring charges	189	—	1,180	—
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	(3,838)
Income from operations	17,996	13,405	51,569	37,219
Interest expense, net	11,389	6,567	31,229	19,382
Other non-operating income, net	298	734	374	647
Income before income taxes	6,309	6,104	19,966	17,190
Provision for income taxes	1,999	2,311	7,067	6,497
Net income	$4,310	$3,793	$12,899	$10,693

Quarter Ended September 29, 2007 Compared with Quarter Ended September 29 , 2006

Net sales. Net sales increased by $44.0 million, or 39.0%, from $113.0 million for the quarter ended September 29, 2006 to $157.0 million for the quarter ended September 29, 2007. The increase in sales was primarily due to the inclusion of TB Wood’s which contributed $30.3 million. The remaining increase was driven by strong sales in the aerospace and defense, material handling, motion control, energy and mining markets.

Gross profit. Gross profit increased by $14.6 million, or 48.1%, from $30.4 million (26.9% of net sales), for the quarter ended September 29, 2006 to $45.1 million (28.7% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of TB Wood’s during the third quarter 2007, price increases, additional low cost country material sourcing and implementation of productivity improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.1 million, or 26.0%, from $19.5 million for the quarter ended September 29, 2006 to $24.6 million for the quarter ended September 29, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s in the quarter ended September 29, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement and the elimination of certain duplicate costs related to the TB Wood’s acquisition.

Research and development expenses. Research and development expenses increased by $0.9 million or 70.7% from $1.3 million to $2.2 million. The increase in research and development expense is primarily due to the inclusion of TB Wood’s in the quarter ended September 29, 2007.

Restructuring During the first quarter of 2007, we initiated a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We recorded approximately $0.2 million of restructuring expense in the third quarter of 2007.

EBITDA. To reconcile net income to EBITDA for the quarter ended September 29, 2007, we added back to net income $2.0 million provision of income taxes, $11.4 million of interest expense and $5.8 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended September 29, 2006, we added back to net income $2.3 million provision of income taxes, $6.6 million of interest expense and $3.6 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $23.5 million for the quarter ended September 29, 2007 and $16.2 million for the quarter ended September 29, 2006. The increase is due to the acquisition of TB Wood’s and Warner Linear, price increases, volume, and cost savings measures.

Interest expense. We recorded interest expense of $11.4 million during the quarter ended September 29, 2007, which was an increase of $4.8 million, from the quarter ended September 29, 2006. The increase was due to $2.4 million of interest associated with the Senior Secured Notes that were issued in the second quarter of 2007, $3.3 million pre-payment premium and the write-off of $0.8 million of deferred financing costs associated with the pay-down of the Senior Notes. This was offset by the pay down of the Subordinated Notes during the quarter ended September 29, 2006 and a lower average outstanding balance of 11.25% bonds during Q3 2007. For a description of the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes please see Note 10 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

Provision for income taxes. The provision for income taxes was $2.0 million or 31.7% of income before taxes for the quarter ended September 30, 2007, versus a provision of $2.3 million, or 37.9% of income before taxes for the quarter ended September 30, 2006. The 2007 provision as a percentage of income before taxes was lower than that of 2006, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.

Year to Date Ended September 29, 2007 Compared with Year to Date Ended September 29, 2006

Net sales. Net sales increased by $105.3 million, or 30.3%, from $347.5 million for the year to date period ended September 29, 2006 to $452.8 million for the year to date period ended September 29, 2007. Without including the impact of Hay Hall, acquired February 10, 2006, Warner Linear, acquired May 18, 2006, and TB Wood’s, acquired April 5, 2007, sales increased by 9.0%. The increase in sales was driven by strong sales in the aerospace and defense, material handling, motion control, energy and mining markets.

Gross profit. Gross profit increased by $34.5 million, or 36.4%, from $94.6 million (27.2% of net sales), for the year to date period ended September 29, 2006 to $129.0 million (28.5% of net sales) for the same period of 2007. The increase is primarily due to the acquisition of TB Wood’s, the inclusion of Hay Hall and Warner Linear for the full year to date period ended September 29, 2007, additional low cost country material sourcing, price increases and implementation of productivity improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.2 million, or 22.9%, from $57.4 million for the year to date period ended September 29, 2006 to $70.5 million for the year to date period ended September 29, 2007. The increase in selling, general and administrative expenses is primarily due to the acquisition of TB Wood’s, the inclusion of Hay Hall and Warner Linear for the full year to date period ended September 29, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement and the elimination of certain duplicate costs related to the TB Wood’s acquisition.

Research and development expenses. Research and development expenses increased by $1.9 million, or 50.9%, from $3.8 million to $5.7 million. The increase is mainly due to the inclusion of TB Wood’s in the year to date period ended September 29, 2007.

Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $1.2 million of restructuring expense in the year to date period ended September 29, 2007.

EBITDA. To reconcile net income to EBITDA for the year to date period ended September 29, 2007, we added back to net income $7.1 million provision of income taxes, $31.2 million of interest expense and $16.4 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended September 29, 2006, we added back to net income $6.5 million provision of income taxes, $19.4 million of interest expense and $10.3 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $67.6 million for the year to date period ended September 29, 2007 and $46.9 million for the year to date period ended September 29, 2006. The increase is due to the acquisitions of TB Wood’s, inclusion of Hay Hall and Warner Linear for the full year to date period, price increases, volume, cost savings measures and the termination of the management advisory services agreement.

Interest expense. We recorded interest expense of $31.2 million during the year to date period ended September 29, 2007, which was an increase of $11.8 million, from the year to date period ended September 29, 2006. The increase was due to the $4.6 million in interest associated with the additional $105 million of the Senior Secured notes being outstanding for 6 months of 2007, the interest associated with Senior Notes outstanding for an additional six weeks during the first quarter of 2007 of $0.8 million, the $7.5 million pre-payment premium and the write-off of $2.0 million of deferred financing costs associated with the pay-down of the Senior Notes. The increase was partially offset by a decrease in interest expense on the Senior Notes after the February redemption and June and September pay-downs and the Subordinated Notes due to pay down on these notes during the first three quarters of 2007 and 2006. For a description of the Senior Notes and Senior Secured Notes, please see Note 10 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

Provision for income taxes. The provision for income taxes was $7.1 million, or 35.4%, of income before taxes for the year to date period ended September 29, 2007, versus a provision of $6.5 million, or 37.8%, of income before taxes, for the year to date period ended September 29, 2006. The reduction in the 2007 provision from the 2006 provision principally relates to the effect of reductions of tax rates in several foreign jurisdictions and a change in earnings mix among tax jurisdictions.

Liquidity and Capital Resources

Net Cash

Cash and cash equivalents totaled $30.0 million at September 29, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the year to date period ended September 29, 2007 resulted mainly from cash provided by net income of $12.9 million and the add-back of non-cash depreciation, amortization, stock based compensation, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, accretion of debt discount/premium and deferred financing costs of $22.2 million and a decrease in other current assets and liabilities of $4.1 million offset by a net increase in trade receivables and inventories of $9.2 million and a decrease in accounts payable and accrued liabilities of $8.4 million.

Net cash used in investing activities of $124.7 million for the year to date period ended September 29, 2007 resulted from $117.9 million, net used in the purchase of TB Wood’s and $6.8 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.

Net cash provided by financing activities of $89.3 million for the year to date period ended September 29, 2007 consisted primarily of proceeds from the issuance of Senior Secured Notes for $106.1 million, proceeds from the secondary offering of $49.6 million and borrowings from the revolving line of credit of $8.3 million. This was offset by the payment of debt issuance costs of $3.7 million, payments on the revolving line of credit for $9.8 million, the payment of $58.4 million on the Senior Notes, payment of public offering costs of $2.0 million, payments on mortgages of $0.2 and payments of capital lease obligations of $0.5 million.

Net cash flow used in operating activities, for the year to date period ended September 29, 2006 resulted mainly from cash provided by net income of $10.7 million and the add-back of non-cash depreciation, amortization, stock based compensation, accretion of debt discount, amortization of deferred financing costs, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, gain on curtailment of post-retirement benefits and the provision for deferred taxes of $12.8 million, and a net increase in other current assets and other operating assets of $0.5 million offset by an increase in trade receivables and inventories of $3.7 million and a decrease in accounts payable and accrued liabilities of $9.4 million.

Net cash used in investing activities of $60.4 million for the year to date period ended September 29, 2006 resulted from $50.7 million used in the purchase of Hay Hall, $3.6 million for the purchase of Bear Linear and $6.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.

Net cash provided by financing activities of $45.0 million for the year to date period ended September 29, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the Senior Notes in connection with the Hay Hall Acquisition, proceeds from mortgages of $2.5 million offset by payments made on the senior subordinated debt of $12.5, payments on capital leases of $0.1 million and debt issuance costs of $2.5 million.

Liquidity

Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See Note 10 to the Condensed Consolidated Financial Statements for explanation of our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.

We incurred substantial indebtedness in connection with the Colfax Corporation, Hay Hall and TB Wood’s acquisitions. As of September 29, 2007, taking into account these transactions, we had approximately $300.8 million of total indebtedness outstanding (including capital leases and mortgages). We expect our interest expense, arising from our existing debt, to be approximately $28.7` million on an annual basis, through the maturity of the Senior Secured Notes, in 2011.

Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of September 29, 2007, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.

We had $11.3 million outstanding on the TB Wood’s revolving credit facility as of September 29, 2007. No additional borrowing are allowed under this agreement. As of September 29, 2007, there was $11.3 million outstanding under the TB Wood’s Credit Agreement, and $6.5 million of outstanding letters of credit.

We made capital expenditures of approximately $6.8 million and $6.1 million in the year to date periods ended September 29, 2007 and September 29, 2006, respectively. These capital expenditures will support on-going business needs.

We have cash funding requirements associated with our pension plan which are estimated to be $0.6 million during the remainder of 2007, $3.8 million in 2008, and $1.9 million thereafter.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See the section entitled “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations

During the year to date period ended September 29, 2007 the Company redeemed £29.1 million aggregate principal amount of their outstanding Senior Notes. As of September 29, 2007, the remaining principal balance was £3.9 million, or approximately $7.9 million. The remaining principal balance is due February 13, 2013.

In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of September 29, 2007, the remaining principal balance on our Senior Secured Notes was $270.0 million. The balance is due December 1, 2011.

In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced concurrent with the acquisition $13.0 million of TB Wood’s revolving credit agreement. Payments of $0.4 million are due over the remainder of 2007. Payments of $1.5 million are due in the years 2008 and 2009. The remaining $7.9 million is due in 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and Form S-1 filed with the Securities and Exchange Commission on June 4, 2007. There were no material changes in our exposure to market risk from December 31, 2006.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2007.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various pending legal proceedings arising out of its ordinary course of business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006 andForm S-1 filed with the Securities and Exchange Commission on June 4, 2007. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2006 other than those (i) updated by the risk factors section of the Company’s Form S-1 filed with the Securities and Exchange Commission on June 4, 2007 and (ii) as updated by the risk factors stated below. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2006 and Form S-1 filed on June 4, 2007 are incorporated herein by reference.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of September 29, 2007, we had approximately 3,400 full time employees, of whom approximately 42.6% were employed outside the United States. Approximately 500 of our North American employees and 45 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees.

Two of our four U.S. collective bargaining agreements will expire June 2, 2008 and February 1, 2009. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. Additionally, approximately 160 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

One of our four U.S. collective bargaining agreements expired in August 2007. An agreement was reached in September 2007 with the union that extends the collective bargaining agreement through August 2010. The agreement reached provides for certain wage increases over a three year period, transition of health insurance premiums to a union administered plan and other benefits. In addition, the defined benefit plan will be frozen effective December 31, 2007, with all eligible plan participants transitioned to a 401 (k) defined contribution plan. This is considered a pension curtailment in accordance with FASB No. 88 (Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits). The Company evaluated the amendment to the defined benefit plan and concluded that there was no curtailment gain/loss in connection with this change.

One of our four U.S. collective bargaining agreements expired in September 2007. An agreement to close the Erie, Pennsylvania plant was reached. The plant will be closed by December 2009 and the union agreement has been extended through the expected closure date.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.
2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 11, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.
3.1(3)	Certificate of Incorporation of the Registrant.
3.3(3)	Bylaws of the Registrant.
4.1(4)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee.
4.2(5)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.
4.3(6)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.
4.4(5)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.
4.5(7)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.
4.6(8)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.
4.7(4)	Form of 9% Senior Secured Notes due 2011.
4.8(4)	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.
4.9(9)	Registration Rights Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.
4.10(6)

Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.11(5)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.
4.12(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.
4.13(8)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.
4.14(6)	Form of 111/4 % Senior Notes due 2013.
4.15(6)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

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

(1)           Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(2)           Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.

(3)           Incorporated by reference Altra Industrial Motion, Inc.’s Registration Statement on Form 10, as amended (No. 333-124944), filed with the Securities and Exchange Commission on May 16, 2005.

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

(8)           Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

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

ALTRA HOLDINGS, INC.

November 13, 2007	By:	/s/ Michael L. Hurt
	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

November 13, 2007	By:	/s/ David Wall
	Name:	David Wall
	Title:	VP Finance and Chief Financial Officer