Form 10-K
period 2007-12-31
Altra Holdings, Inc.
filed 2008-03-17
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission file number: 011-33209

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $419.2 million.

As of March 15, 2008, there were 26,406,638 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K into
Document	which Incorporated

Altra Holdings, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of Altra Holdings, Inc. We make forward-looking statements throughout this Form 10-K. Whenever you read a statement that is not solely a statement of historical fact, such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur and other similar statements, you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this Form 10-K will happen as described or that any positive trends noted in this Form 10-K will continue. The forward-looking information contained in this Form 10-K is generally located under the headings, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for, and potential results of, future operations and are based upon management’s current plans and beliefs or current estimates of future results or trends.

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

Our Company

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, engineered belted drives, couplings, engineered bearing assemblies, linear components and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2007, we had net sales of $584.4 million, net income of $11.5 million and EBITDA of $86.3 million.

We market our products under well recognized and established brands, many of which have been in existence for over 50 years. We believe many of our brands, when taken together with our brands in the same product category have achieved the number one or number two position in terms of consolidated market share and brand awareness in their respective product categories. Our products are either incorporated into products sold by original equipment manufacturers, or OEMs, sold to end users directly or sold through industrial distributors.

We are led by a highly experienced management team that has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth in both revenue and profits. We employ a comprehensive business process called the Altra Business System, or ABS, which focuses on eliminating inefficiencies from every business process to improve quality, delivery and cost.

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

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $34.5 billion in 2007. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $17.4 billion market in the United States in 2007.

The global MPT market is highly fragmented, with over 1,000 small manufacturers. While smaller companies tend to focus on regional niche markets with narrow product lines, larger companies that generate annual sales of over $100 million generally offer a much broader range of products and have global capabilities. The industry’s customer base is broadly diversified across many sectors of the economy and typically places a premium on factors such as quality, reliability, availability and design and application engineering support. We believe the most successful industry participants are those that leverage their distribution network, their products’ reputations for quality and reliability and their service and technical support capabilities to maintain attractive margins on products and gain market share.

Our Strengths

Leading Market Shares and Brand Names.  We believe we hold the number one or number two market position in key products across several of our core platforms. We believe that over 50% of our sales from continuing operations are derived from products where we hold the number one or number two share and brand recognition, on a consolidated basis with our brands in the same product category, in the markets we serve.

Large Installed Base Supporting Aftermarket Sales.  With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry which has lead to significant aftermarket replacement demand creating a recurring revenue stream. For the year ended December 31, 2007, we estimate that approximately 45% of our revenues from continuing operations were derived from aftermarket sales.

Diversified End-Markets.  Our revenue base has balanced exposure across a diverse mix of end user industries, including energy, general industrial, material handling, mining, transportation and turf and garden, which helps mitigate the impact of business and economic cycles. In 2007, no single industry represented more than 8% of our total sales from continuing operations, and approximately 30% of our sales from continuing operations were from outside North America.

Strong Relationships with Distributors and OEMs.  We have over 1,000 direct OEM customers and enjoy established, long-term relationships with the leading MPT industrial distributors, critical factors that contribute to our high base of recurring aftermarket revenues. We sell our products through more than 3,000 distributor outlets worldwide.

Experienced, High-Caliber Management Team.  We are led by a highly experienced management team with over 330 years of cumulative industrial business experience and an average of 12 years with our companies. Our CEO, Michael Hurt, has over 40 years of experience in the MPT industry, and our COO, Carl Christenson, has over 27 years of experience in the MPT industry.

The Altra Business System.  We benefit from an established culture of lean management emphasizing quality, delivery and cost through the ABS. ABS is at the core of our performance-driven culture and drives both our strategic development and operational improvements.

Proven Product Development Capabilities.  Our extensive application engineering know-how drives both new and repeat sales. Our broad portfolio of products, knowledge and expertise across various MPT applications allows us to provide our customers customized solutions to meet their specific needs. We are highly focused on developing new products in response to customer requirements. We employ approximately 191 non-manufacturing engineers involved with product development, research and development, test and technical customer support. Recent new product development examples include the Foot/Deck Mount Kopper Kool Brake which was designed for very high heat dissipation in extremely rugged tensioning applications such as draw works for oil and gas wells and anchoring systems for on-shore and off-shore drilling platforms.

Our Business Strategy

We intend to continue to increase our sales through organic growth, expand our geographic reach and product offering through strategic acquisitions and improve our profitability through cost reduction initiatives. We seek to achieve these objectives through the following strategies:

•	Leverage Our Sales and Distribution Network. We intend to continue to leverage our relationships with our distributors to gain shelf space, further integrate our recently acquired brands with our core brands and sell new products. We seek to capitalize on customer brand preference for our products to generate pull-through aftermarket demand from our distribution channel.

•	Focus our Strategic Marketing on New Growth Opportunities. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements and deploy resources to gain market share and drive future sales growth.

•	Accelerate New Product and Technology Development. We focus on developing new products across our business in response to customer needs in various markets. In total, new products developed by us during the past three years generated approximately $70 million in revenues from continuing operations in 2007.

•	Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market. We intend to leverage our established sales offices in China, Taiwan and Singapore, as well as add representation in Japan and South Korea. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China. During 2007, we sourced approximately 19% of our purchases from low-cost countries, resulting in average cost reductions of approximately 50% for these products. Within the next five years, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

•	Continue to Improve Operational and Manufacturing Efficiencies through ABS. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. We have implemented these principles with our acquisitions of Hay Hall, Bear Linear, All Power and TB Wood’s and intend to apply such principles to future acquisitions.

•	Pursue Strategic Acquisitions that Complement our Strong Platform. Management believes that there may be a number of attractive potential acquisition candidates in the future, in part due to the fragmented nature of the industry. As an example, through our acquisition of TB Wood’s, we significantly enhanced our position as a leading manufacturer of MPT products by broadening our offering of flexible couplings and adding a new product group in belted drives. We plan to continue our disciplined pursuit of other strategic acquisitions to accelerate our growth, enhance our industry leadership and create value.

Products

We produce and market a wide variety of MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered belted drives, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd, Warner Linear and Saftek. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger. The following discussion of our products does not include detailed product category revenue because such information is not individually tracked by our financial reporting system and is not separately reported by our general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. We maintain sales information by operating facility, but do not maintain any accounting sales data by product line.

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors
Gearing	Boston Gear, Nuttall Gear, Delroyd	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment
Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps
Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors
Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, Saftek, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools
Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans

Clutches and Brakes.  Clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in three main product categories: electromagnetic, overrunning and heavy duty. Our core clutch and brake manufacturing facilities are located in Connecticut, Indiana, Illinois, Michigan, Texas, the United Kingdom, Germany, France and China.

•	Electromagnetic Clutches and Brakes. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture several vehicular niche applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names.

•	Overrunning Clutches. Specific product lines include the Formsprag Marland and Stieber indexing and backstopping clutches. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, packaging machinery, pumping equipment and other specialty machinery. We market and sell these products under the Formsprag Marland and Stieber brand names.

•	Heavy Duty Clutches and Brakes. Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining material handling, marine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch and Twiflex brand names.

Gearing.  Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing products under the Boston Gear, Nuttall Gear and Delroyd brand names. We manufacture our gearing products at our facilities in New York and North Carolina and sell to a variety of end markets.

Engineered Couplings.  Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we designed our couplings with a measure of flexibility that accommodates various degrees of misalignment. Our coupling product line includes gear couplings, high-speed disc and diaphragm couplings, elastomeric couplings, grid couplings, universal joints, jaw couplings and spindles. Our coupling products are used in a wide range of markets including power generation, steel and custom machinery industries. We manufacture a broad range of coupling products under the Ameridrives, Bibby and TB Wood’s brand names. Our engineered couplings are manufactured in our facilities in Mexico, Michigan, Pennsylvania, Texas, the United Kingdom and Wisconsin.

Engineered Bearing Assemblies.  Bearings are components that support, guide and reduce friction of motion between fixed and moving machine parts. Our engineered bearing assembly product line includes ball bearings, roller bearings, thrust bearings, track rollers, stainless steel bearings, polymer assemblies, housed units and custom assemblies. We manufacture a broad range of engineered bearing products under the Kilian brand name. We sell bearing products to a wide range of end markets, including the general industrial and automotive markets, with a particularly strong OEM customer focus. We manufacture our bearing products at our facilities in New York, Canada and China.

Engineered Belted Drives.  Belted drives incorporate both a rubber-based belt and at least two sheaves or sprockets. Belted drives typically change the speed of an electric motor or engine to the level required for a particular piece of equipment. Our belted drive line includes three types of v-belts, three types of synchronous belts, standard and made-to-order sheaves and sprockets, and split taper bushings. We sell belted drives to a wide range of end markets, including aggregate, energy, chemical and material handling. Our engineered belted drives are primarily manufactured under the TB Wood’s brand in our facilities in Pennsylvania, Mexico and Texas.

Power Transmission Components.  Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion. Power transmission products are applicable in most industrial markets, including, but not limited to metals processing, turf and garden and material handling applications. Specific product lines include linear actuators, miniature and small precision couplings, air motors, friction materials, hydrostatic drives and other various items. We manufacture or market a broad array of power transmission components under several businesses including Warner Linear, Huco Dynatork, Saftek, Boston Gear, Warner Electric, TB Wood’s and Matrix. Our core power transmission component manufacturing facilities are located in Illinois, Michigan, North Carolina, the United Kingdom and China.

•	Warner Linear. Warner Linear is a designer and manufacturer of rugged service electromechanical linear actuators for off-highway vehicles, agriculture, turf care, special vehicles, medical equipment, industrial and marine applications.

•	Huco Dynatork. Huco Dynatork is a leading manufacturer and supplier of a complete range of precision couplings, universal joints, rod ends and linkages.

•	Other Accessories. Our Boston Gear, Warner Electric, Matrix and TB Wood’s businesses make or market several other accessories such as sensors, sleeve bearings, AC/DC motors,

shaft accessories, face tooth couplings, mechanical variable speed drives, and fluid power components that are used in numerous end markets.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 103 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

We employ an integrated sales and marketing strategy concentrated on both key industries and individual product lines. We believe this dual vertical market and horizontal product approach distinguishes us in the marketplace allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly. Within our key industries, we market to OEMs, encouraging them to incorporate our products into their equipment designs, to distributors and to end-users, helping to foster brand preference. With this strategy, we are able to leverage our industry experience and product breadth to sell MPT and motion control solutions for a host of industrial applications.

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2007, we derived 70% of our net sales from continuing operations were derived from customers in North America, 22% from customers in Europe and 8% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing, L.P., Regal-

Beloit Corporation and Rockwell Automation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacture our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

Intellectual Property

We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear, Warner Electric and TB Wood’s, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear and Saftek.

Employees

As of December 31, 2007, we had approximately 3,455 full-time employees, of whom approximately 59% were located in North America, 28% in Europe, and 13% in Asia. Approximately 18% of our full-time factory North American employees are represented by labor unions. In addition, approximately 34% of our employees in our facility in Scotland are represented by a labor union. Additionally, approximately 94 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals. The three U.S. collective bargaining agreements to which we are a party will expire on August 10, 2010, June 2, 2008 and February 1, 2009. One of the three U.S. collective bargaining agreements contain provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations. See “Risk Factors — Risks Related to Our Business — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

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

When one of our collective bargaining agreements expired in September 2007, we agreed with the union in Erie, Pennsylvania that the plant would close in 2008.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.

However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability associated with our facilities at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that those third parties will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of March 14, 2008 (ages are as of December 31, 2007):

Michael L. Hurt (age 62), P.E. has been our Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 48) has been our President and Chief Operating Officer since January 2005. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 47) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2003. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr.. Storch holds a degree in business administration from the University of Passau, Germany.

Gerald Ferris (age 58) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Timothy McGowan (age 51) has been our Vice President of Human Resources since May 2007 and held the same position with our Predecessor since June 2003. Prior to joining us, from 1994 to 1998 and again from 1999 to 2003 Mr. McGowan was Vice President, Human Resources for Bird Machine, part of Baker Hughes, Inc., an oil equipment manufacturing company. Before his tenure with Bird Machine, Mr. McGowan spent many years with Raytheon in various Human Resources positions. Mr. McGowan holds a B.A. degree in English from St. Francis College in Maine.

Todd B. Patriacca (age 38) has been our Vice President of Finance and Corporate Controller since May 2007. Prior to his current position, Mr. Patriacca has been Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 44) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A.  Risk Factors

Risks Related to Our Business

We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the MPT industry. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.

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

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets. In addition, these markets may experience cyclical downturns. The present uncertain economic environment may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand or downturn or uncertainty in the economy generally would reduce our sales and profitability.

We rely on independent distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2007, approximately 38% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 10% of our net sales for the year ended December 31, 2007. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 30% of our total net sales for the year ended December 31, 2007. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, Italy, Mexico and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2007, the average price of copper and steel has increased approximately 162% and 40%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially and adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

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

As of December 31, 2007, we had approximately 3,455 full time employees, of whom approximately 47% were employed outside the United States. Approximately 384 of our North American employees and 45 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees.

Our three U.S. collective bargaining agreements will expire on June 2, 2008. February 1, 2009 and August 10, 2010. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, one of our three U.S. collective bargaining agreements contain provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations. Additionally, approximately 94 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

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

We depend on the services of key executives, the loss of whom could materially harm our business.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.

However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability associated with our facilities at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that those third parties will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

We may face additional costs associated with our post-retirement and post-employment obligations to employees which could have an adverse effect on our financial condition.

As part of the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $3.2 million) was approximately $24.8 million as of December 31, 2007 while the fair value of plan assets was approximately $14.6 million as of December 31, 2007. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2007, minimum funding requirements are estimated to be $2.5 million in 2008, $5.7 million in 2009 $1.3 million in 2010, $2.0 million in 2011 and $2.1 million thereafter. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $3.2 million as of December 31, 2007. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $3.1 million as of December 31, 2007.

For a description of the post-retirement and post-employment costs, see Note 10 to our audited financial statements included elsewhere in this Form 10-K.

Our future success depends on our ability to integrate acquired companies and manage our growth effectively.

Our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. In addition, we will continue to pursue new acquisitions, some of which could be material to our business if completed. We may not be able to integrate successfully our recent acquisitions, including TB Wood’s, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Reduction in net income resulting from the write down or impairment of goodwill would affect financial results.

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

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2007, we had approximately $296.9 million of indebtedness outstanding and $23.5 million available under lines of credit. Our indebtedness has important consequences; for example, it could:

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

Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreements, or the Credit Agreements, governing Altra Industrial’s senior revolving credit facility and the credit facility we entered into in connection with the TB Wood’s Acquisition, or the TB Wood’s senior secured credit facility. In addition, the Credit Agreements require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default under the Credit Agreements, then the lenders could declare all amounts outstanding under the senior revolving credit facility and the TB Wood’s senior secured credit facility, together with accrued interest, to be immediately due and payable. In addition, our senior revolving credit facility, the TB Wood’s senior secured credit facility and the indentures governing the 9% senior secured notes and 11 1/4% senior notes have cross-default provisions such that a default under any one would constitute an event of default in any of the others.

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

In addition to our leased headquarters in Quincy, Massachusetts, we maintain 29 production facilities, fifteen of which are located in the United States, two in Canada, ten in Europe, and one in China and Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2007, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Ft.	Leased	Expiration

United States
Chambersburg,
Pennsylvania	TB Wood’s	Couplings, Belted Drives, Castings	440,000	Owned	N/A
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Couplings	76,200	Owned	N/A
Chattanooga, Tennessee(6)	TB Wood’s		60,000	Owned	N/A
Scotland, Pennsylvania(6)	TB Wood’s		51,300	Owned	N/A
San Marcos, Texas	TB Wood’s	Couplings and Belted Drives	51,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	35,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Power Transmission Components, Couplings	30,000	Owned	N/A
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2013
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2008
New Hartford, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	32,000	Leased	July 30, 2019
Quincy, Massachusetts(1)	Altra, Boston Gear	—	30,350	Leased	February 12, 2009
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2009
New Braunsfels, Texas	Ameridrives	Couplings	16,200	Leased	December 31, 2009
Green Bay, Wisconsin	Ameridrives	Couplings	85,250	Leased	March 31, 2011
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Couplings	26,100	Owned	N/A
Stratford, Canada(5)	TB Wood’s	Power Transmission Components, Couplings	46,000	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches, Brakes & Precision Components	112,271	Leased	December 15, 2008
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(2)
Toronto, Canada	Kilian	Engineered Bearing Assemblies	30,120	Leased	(3)
Twickenham, England	Twiflex	Heavy Duty Clutches and Brakes	27,500	Leased	September 30, 2009
Hertford, England	Huco Dynatork	Couplings Components	13,565	Leased	July 30, 2012
Telford, England	Saftek	Friction Material	4,400	Leased	August 31, 2008

(1)	Corporate Headquarters and selective Boston Gear functions.

(2)	Must give the lessor twelve months notice for termination.

(3)	Month to month lease.

(4)	Must give the lessor six months notice for termination.

(5)	Building is currently held for sale.

(6)	Buildings are currently being leased to tenants.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of March 7, 2008, there were 22 holders of record of our common stock.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	High	Low

Fiscal Year Ended December 31, 2006:
Fourth Quarter	$14.55	$13.75
Fiscal Year Ended December 31, 2007:
First Quarter	$16.87	$15.40
Second Quarter	$18.00	$15.04
Third Quarter	$18.72	$13.94
Fourth Quarter	$16.99	$13.71

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Agreement governing the senior revolving credit facility and the indentures governing the 9% senior secured notes and 11 1/4% senior notes limit our ability to pay dividends or other distributions on our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the time of our initial public offering, December 15, 2006 through December 31, 2007, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group index, in each case assuming an initial investment of $100.

		December 31,	March 31,	June 30,	September 29,	December 31,
	December 15, 2006	2006	2007	2007	2007	2007
Altra Holdings, Inc.	$100	$104.07	$101.56	$128.00	$123.48	$123.19
Russell 2000	$100	$99.45	$102.20	$107.25	$105.05	$98.03
Peer Group	$100	$100.62	$101.28	$117.45	$107.73	$103.29

The Peer Group consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., Regal Beloit Corp., Baldor Electric Co., and Kaydon Bearings Corp.

Item 6.	Selected Financial Data

We were formed to facilitate the PTH Acquisition. The following table contains our selected historical financial data for the years ended December 31, 2007, 2006, 2005 and the period from inception (December 1, 2004) to December 31, 2004 and PTH (the Predecessor), for the period from January 1, 2004 through November 30, 2004 and for the year ended December 31, 2003. Colfax Corporation did not maintain separate financial statements for PTH as a stand-alone business. At the time of the PTH Acquisition, Colfax Corporation produced historical financial statements for PTH for the eleven month period January 1, 2004 — November 30, 2004 and the fiscal year ended 2003. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10- K.

					Predecessor
				(Period	(Period
				From	From
	Altra	Altra	Altra	December 1,	January 1
	Year Ended	Year Ended	Year Ended	2004 Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	November 30,	December 31,
	2007	2006	2005	2004)	2004)	2003
	(Dollars in thousands)
Income Statement Data:
Net sales	$584,376	$462,285	$363,465	$28,625	$275,037	$266,863
Cost of sales	419,109	336,836	271,952	23,847	209,253	207,941

Gross profit	165,267	125,449	91,513	4,778	65,784	58,922
Selling, general and administrative expenses	93,211	83,276	61,579	8,973	45,321	49,513
Research and development expenses	6,077	4,938	4,683	378	3,947	3,455
Restructuring charge, asset impairment and transition expenses	2,399	—	—	—	947	11,085
Loss (gain) on curtailment of post-retirement benefit plan	2,745	(3,838)	—	—	—	—
Gain on sale of assets	—	—	(99)	—	(1,300)	—

Operating income (loss) from continuing operations	60,835	41,073	25,350	(4,573)	16,869	(5,131)
Interest expense, net	38,554	25,479	19,514	1,612	4,294	5,368
Other non-operating expense (income), net	612	856	(17)	—	148	465

Income (loss) before income taxes and discontinued operations	21,669	14,738	5,853	(6,185)	12,427	(10,964)
Provision (benefit) for income taxes	8,208	5,797	3,349	(292)	5,532	(1,658)

Net income (loss) from continuing operations	13,461	8,941	2,504	(5,893)	6,895	(9,306)
Net loss on discontinued operations, net of taxes of $6,109	(2,001)	—	—	—	—	—

Net income (loss)	$11,460	$8,941	$2,504	$(5,893)	$6,895	$(9,306)

Other Financial Data:
Depreciation and amortization	$21,939	$14,611	$11,533	$919	$6,074	$8,653
Purchases of fixed assets	12,314	9,408	6,199	289	3,489	5,294
Cash flow provided by (used in):
Operating activities	$41,808	$11,128	$12,023	$5,623	$3,604	$(14,289)
Investing activities	(124,672)	(63,163)	(5,197)	(180,401)	953	(1,573)
Financing activities	84,537	83,837	(971)	179,432	(6,696)	12,746
Weighted average shares of common stock outstanding:
Basic	23,579	1,183	9	n/a	n/a	n/a
Diluted	24,630	19,525	18,969	n/a	n/a	n/a
Basic net income per share:
Net income from continuing operations	$0.57	$7.56	$278.22	n/a	n/a	n/a
Net loss from discontinued operations	$(0.08)	—	—	n/a	n/a	n/a

Net income	$0.49	$7.56	$278.22	n/a	n/a	n/a
Diluted net income per share:
Net income from continuing operations	$0.55	$0.46	$0.13	n/a	n/a	n/a
Net loss from discontinued operations	$(0.08)	—	—	n/a	n/a	n/a
Net income	$0.47	$0.46	$0.13	n/a	n/a	n/a

	Altra	Altra	Altra	Altra	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	45,807	$42,527	$10,060	$4,729	$3,163
Total assets	580,525	409,368	297,691	299,387	174,324
Total debt	294,066	229,128	173,760	173,851	1,888
Convertible preferred stock and other long-term liabilities	45,399	29,471	79,168	76,665	62,179

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Hay Hall and Warner Linear in 2006 and TB Wood’s and All Power in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of income of Altra Holdings, Inc. should be read together with the Selected Historical Financial Data, and the financial statements of Altra Holdings, Inc. and its Predecessor and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”.

General

We are a leading global designer, producer and marketer of a wide range of MPT and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

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

We improved our gross profit margin and operating profit margin every year from fiscal year 2003 through fiscal year 2007 by implementing strategic price increases, utilizing low-cost country sourcing of components, increasing our productivity and employing a more efficient sales and marketing strategy.

While the power transmission industry has undergone some consolidation, we estimate that in 2007 the top five broad-based MPT companies represented approximately 19% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Initial Public Offering

In December 2006, the Company completed an initial public offering. The Company offered 3,333,334 of their own shares. In addition selling stockholders offered 6,666,666 shares. Proceeds to the Company after the underwriting discount were $41.9 million. As of December 31, 2006, there are 50,000,000 shares of common stock authorized with a par value of $0.001 and 21,467,500 outstanding.

Secondary Public Offering

In June 2007, we completed a secondary public offering of 12,650,000 shares of our common stock, par value $0.001 per share, which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at closing. We received proceeds of $48.7 million, net of underwriting discount and other issuance costs. In the offering we sold 3,178,494 shares and certain selling stockholders sold 9,471,506 shares.

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

On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall for $49.2 million. During 2007, the purchase price was reduced by $0.4 million related to the finalization of the working capital adjustment in accordance with the terms of the purchase price agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against us unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became our direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

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

On April 5, 2007, we acquired all of the outstanding shares of TB Wood’s for $24.80 per share, or aggregate consideration of $93.5 million. As part of the TB Wood’s acquisition, we retired $18.7 million of TB Wood’s indebtedness and paid $9.2 million to retire options under the TB Wood’s equity plan. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products.

On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). Approximately $5.0 million was paid at closing and the remaining $2.6 million of consideration was issued in the form of a note payable, due in installments over a 2 year period. The total cash payments including deal costs and the net present value of the $2.6 million note payable reflect the total purchase consideration of $7.2 million.

Divestitures

On December 31, 2007, we sold the TB Wood’s adjustable speed drives business or Electronics division to Vacon, Inc. for $29.0 million. We sold the Electronics division in order to continue our strategic focus on our core electro-mechanical power transmission business.

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

Inventory.  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 15% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically reviews our quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Retirement Benefits.  Obligations for pension obligations and other post retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post retirement expense recognized in future periods.

Goodwill and Intangible Assets.  In connection with our acquisitions, intangible assets were identified and recorded at their fair value, in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations. We recorded intangible assets for customer relationships, trade names and trademarks, product technology and patents, and goodwill. In valuing the customer relationships, trade names and trademarks and product technology intangible assets, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues. If we do not meet the projected revenues used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years and 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS No. 142, Goodwill and Other Intangible Assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. All of our brands have been in existence for over 50 years and therefore are not susceptible to obsolescence risk. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period. All indefinite lived intangible assets are reviewed at least annually to determine if an impairment exists. An impairment could be triggered by a loss of a major customer, discontinuation of a product line, or a change in any of the underlying assumptions utilized in estimating the value of the intangible assets. If an impairment is identified it will be recognized in that period.

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

We have calculated goodwill and intangible assets arising from the application of purchase accounting from our acquisitions, and have allocated these assets across our reporting units. We evaluated our intangible assets at the reporting unit level at December 31, 2007 and found no evidence of impairment at that date. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The fair value of a reporting unit is estimated using the discounted cash flow approach, and is dependent on estimates and judgments related to future cash flows and discount rates. If the actual cash flows differ significantly from the estimates used by management, we may be required to record an impairment charge to write down the goodwill to its realizable value.

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

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Net sales	$584,376	$462,285	$363,465
Cost of sales	419,109	336,836	271,952

Gross profit	165,267	125,449	91,513
Gross profit percentage	28.3%	27.1%	25.2%
Selling, general and administrative expenses	93,211	83,276	61,480
Research and development expenses	6,077	4,938	4,683
Restructuring charge, asset impairment and transition expenses	2,399	—	—
Loss (gain) on curtailment of post-retirement benefit plan	2,745	(3,838)	—

Operating income from continuing operations	60,835	41,073	25,350
Interest expense, net	38,554	25,479	19,514
Other non-operating expense (income), net	612	856	(17)

Income from continuing operations before income taxes	21,669	14,738	5,853
Provision for income taxes	8,208	5,797	3,349

Net income from continuing operations	$13,461	$8,941	$2,504
Net loss from discontinued operations, net of taxes of 6,109	(2,001)	—	—

Net Income	$11,460	$8,941	$2,504

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales.  Net sales increased $122.1 million, or 26.4%, from $462.3 million, for the year ended December 31, 2006 to $584.4 million for the year ended December 31, 2007. Net sales increased primarily due to inclusion of TB Wood’s and All Power and the full year inclusion of the previously acquired Hay Hall and Warner Linear in the results of the year ended December 31, 2007. TB Wood’s net sales for the period April 5, 2007 to December 31, 2007 were $61.2 million. All Power’s net sales for the period October 5, 2007 to December 31, 2007 were $2.3 million. The remaining net increase was due to price increases, strong distribution sales and the strength of several key markets including energy, primary metals and mining.

Gross profit.  Gross profit increased $39.8 million, or 31.7%, from $125.4 million (27.1% of net sales), in 2006 to $165.3 million (28.3% of net sales) in 2007. The increase includes $14.5 million from TB Wood’s for the period April 5, 2007 to December 31, 2007 and $0.5 million from All Power for the period October 5, 2007 to December 31, 2007. Excluding TB Wood’s and All Power, gross profit increased approximately $24.8 million, or 19.8%, and gross profit as a percent of sales increased to 28.8% due to price increases during the second quarter of 2007, an increase in low cost country material sourcing, low cost country manufacturing and further manufacturing efficiencies as a result of continued application of the Altra Business System.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $9.9 million, or 11.9%, from $83.3 million in 2006 to $93.2 million in 2007. The increase in selling, general and administrative expenses is due to the inclusion of TB Wood’s for the period April 5, 2007 to December 31, 2007, which contributed $5.1 million and All Power for the period October 5, 2007 to December 31, 2007, which contributed $0.2 million, the remaining increase was primarily due to 2007 wage increases and increased costs associated to being a public company. Excluding TB Wood’s and All Power, selling, general and administrative expenses, as a percentage of net sales, decreased from 18.2% in 2006 to 16.9% in 2007, primarily due to the $3.0 million termination fee paid to Genstar Capital and $1.0 million transaction fee paid to Genstar Capital in connection with the Hay Hall acquisition during 2006 which were partially offset by 2007 wage increases and increased costs associated with being a public company.

Research and development expenses.  Research and development expenses increased $1.1 million, or 23.1%, from $4.9 million in 2006 to $6.1 million in 2007. The increase was primarily due to the inclusion of TB Wood’s for the period April 5, 2007 to December 31, 2007, which amounted to $0.9 million.

EBITDA.  To reconcile net income to EBITDA for 2007, we added back to net income $14.3 million provision of income taxes, $38.6 million of interest expense and $21.9 million of depreciation and amortization expenses. To reconcile net income to EBITDA for 2006, we added back to net income $5.8 million provision of income taxes, $25.5 million of interest expense and $14.6 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $86.3 million for 2007 and $54.8 million for 2006.

Other non-operating (income) expense.  We recorded $0.6 million and $0.9 million of non-operating expense in 2007 and 2006, respectively, which was primarily due to foreign currency translation losses due to the strengthening of the British Pound Sterling and Euro in both fiscal years.

Interest expense.  We recorded interest expense of $38.6 million during 2007 which was an increase of $13.1 million, or 51.3%, compared to $25.5 million during 2006. The increase was due to the $7.1 million in interest associated with the additional $105.0 million of the 9% senior secured notes being outstanding for nine months of 2007, additional deferred financing costs of $0.6 million associated with the issuance of the additional 9% senior secured notes, the interest associated with 11 1/4% senior notes outstanding for an additional six weeks during the first quarter of 2007 of $0.8 million, the $7.5 million pre-payment premium, the write-off of $2.0 million of deferred financing costs associated with the pay-down of the 11 1/4% senior notes and the $0.7 million of interest expense associated with the TB Wood’s Revolving Credit Agreement. The increase was partially offset by a decrease in interest expense on the 11 1/4% senior notes after the February 2007 redemption and June and September 2007 pay-downs and the Subordinated Notes due to pay down on these notes during 2006. For a description of the 11 1/4% senior notes and 9% senior secured notes, please see Note 11 in the audited financial statements.

Restructuring.  During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (Altra Plan). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (TB Wood’s Plan). The total restructuring charge for the year to date periods ended December 31, 2007 was $2.4 million, which is comprised of $0.2 million of non-cash asset impairment and losses on sale of assets and $2.2 million of other restructuring expenses. In 2008, we expect to incur an additional $0.7 million of severance expense and $0.2 million of moving and relocation expense related to these restructuring programs.

Curtailment.  One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, an agreement was reached which extended the existing collective bargaining agreement. The negotiations also resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure has triggered a special retirement pension feature and plan curtailment. The curtailment and special termination benefits are approximately $2.9 million for the year ended December 31, 2007.

In connection with the union renegotiation, the post retirement benefit plan for employees at that location have been terminated for all eligible employees who have not retired, or given notice to retire in 2007. We recognized a non-cash gain associated with the curtailment of these plans in 2007 of $0.2 million.

Provision for income taxes.  The provision for income taxes was $8.2 million, or 37.9%, of income before taxes, for 2007, versus a provision of $5.8 million, or 39.3%, of income before taxes, for 2007. The 2006 provision as a percent of income before taxes was lower than that of 2006 primarily due to a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. For further discussion, refer to Note 9 in the audited financial statements.

Discontinued Operations.  On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics division”) for $29.0 million. The decision to sell the Electronics division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business.

As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics division. The remaining $17.1 million is recorded as a receivable for sale of Electronics division on the consolidated balance sheet. We determined that the Electronics division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics division have been segregated from the continuing operations in the consolidated statements of operations for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.

The following table summarizes the results from discontinued operations for the period from April 5 to December 31, 2007:

$

Sales	$28,715
Cost of sales	19,120

Gross Profit	9,595
Selling, general and administrative expenses	5,334
Research and development	1,825

Operating income from continuing operations	2,436
Interest income, net	(76)
Other non-operating income	(83)
Gain on the sale of the Electronics division	1,513

Total income from discontinued operations before income taxes	4,108

Income taxes	6,109

Total net loss from discontinued operations	$(2,001)

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

Gross profit.  Gross profit increased $33.9 million, or 37.1%, from $91.5 million (25.2% of net sales), in 2005 to $125.4 million (27.1% of net sales) in 2006. The increase includes $14.1 million from Hay Hall for the period February 10, 2006 to December 31, 2006 and $0.7 million from Warner Linear for the period May 18, 2006 to December 31, 2006. Excluding Hay Hall and Warner Linear, gross profit increased approximately $19.2 million, or 21.0%, and gross profit as a percent of sales increased to 28.1% due to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $21.7 million, or 35.2%, from $61.6 million in 2005 to $83.3 million in 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall for the period February 10, 2006 to December 31, 2006 and Warner Linear for the period May 18, 2006 to December 31, 2006, which contributed $11.1 million and $0.6 million, respectively. Excluding Hay Hall and Warner Linear, selling, general and administrative expenses, as a percentage of net sales, increased from 16.9% in 2005 to 18.2% in 2006, primarily due to the $3.0 million termination fee paid to Genstar, $1.0 million transaction fee paid to Genstar in connection with the Hay Hall acquisition and $1.9 million stock based compensation expense offset by the cost savings initiatives.

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

Curtailment.  During 2006, we renegotiated our contract with the labor union at our South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in our pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan for employees at that location has been terminated for all eligible participants who had not retired, or given notice to retire in 2006, by August 1, 2006. We recognized a non-cash gain associated with the curtailment of these in 2006 of $3.8 million.

Provision for income taxes.  The provision for income taxes was $5.8 million, or 39.3%, of income before taxes, for 2006, versus a combined provision of $3.3 million, or 57.2%, of income before taxes, for 2005. The 2005 provision as a percent of income before taxes was higher than that of 2006 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. For further discussion, refer to Note 9 in the audited financial statements.

Liquidity and Capital Resources

Overview

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

Borrowings

In connection with the PTH Acquisition, we incurred substantial indebtedness. To partially fund the PTH acquisition, our wholly owned subsidiary, Altra Industrial issued $165.0 million of 9% senior secured notes, we issued $14.0 million of subordinated notes, or the CDPQ subordinated notes, to Caisse de dépôt et placement du Québec, or CDPQ, a limited partner of Genstar Capital Partners III, L.P., and Altra Industrial entered into a $30.0 million senior revolving credit facility. All of the CDPQ subordinated notes were redeemed in 2006. In connection with our acquisition of Hay Hall in February 2006 Altra Industrial issued £33.0 million of 11 1/4% senior notes. Based on an exchange rate of 1.7462 U.S. Dollars to U.K. pounds sterling (as of February 8, 2006), the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the 11 1/4% senior notes is payable in U.K. pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. In connection with our acquisition of TB Wood’s in April 2007, Altra Industrial issued an additional $105.0 million of its 9% senior secured notes.

As of December 31, 2007, Altra Industrial had outstanding $270.0 million of 9% senior secured notes, $7.8 million of 11 1/4% senior notes, $3.4 million in capital leases, $2.6 million in mortgages, $7.7 million in outstanding borrowings and $6.9 million of outstanding letters of credit under the TB Wood’s Revolving Credit Agreement, $5.3 million of Industrial Revenue Bonds and had no outstanding borrowings and $6.5 million of outstanding letters of credit under our senior revolving credit facility. This constitutes approximately $296.8 million of total indebtedness which results in approximately $28.6 million of annual interest expense.

During 2007, we redeemed £29.1 million aggregate principal amount of the outstanding 11 1/4% Senior Notes. In connection with the redemption, Altra Industrial expensed $2.0 million of deferred financing costs and incurred $7.5 million of a pre-payment premium.

Altra Industrial’s senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. The senior revolving credit facility requires us to comply with a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability falls below $12.5 million.

TB Wood’s revolving credit facility does not allow for any additional borrowings.

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

An event of default under the senior revolving credit facility would occur in connection with a change of control if: (i) Altra Industrial ceases to own or control 100% of each of its borrower subsidiaries, or (ii) a change of control occurs under the 9% senior secured notes, 11 1/4% senior notes or any other subordinated indebtedness.

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

Under the agreements governing Altra Industrial’s indebtedness, its subsidiaries are permitted to make dividend payments to Altra Industrial for use in its operations and to pay off its senior revolving credit facility and outstanding notes. During 2006, Altra Industrial pre-paid $14.0 million of the CDPQ subordinated notes on our behalf. The outstanding balance due under the CDPQ subordinated notes was paid in full on December 7, 2006. In addition, the first priority liens against us, its subsidiaries and their assets created by our indebtedness limits our ability to sell or transfer such subsidiaries or assets.

As of December 31, 2007, we were in compliance with all covenant requirements associated with all of our borrowings.

Net Cash

Cash and cash equivalents totaled $45.8 million at December 31, 2007 compared to $42.5 million at December 31, 2006. The primary source of funds for our fiscal year 2007 was cash provided by financing and operating activities of $84.5 million and $41.8 million, respectively. Net cash provided by operating activities for 2007 resulted mainly from net income of $11.5 million, non-cash depreciation, amortization and deferred financing costs of $25.4 million, net accretion of debt discount and premium of $0.8 million, non-cash amortization of $0.9 million for inventory step-ups recorded as part of the TB Wood’s and All Power Acquisitions, non-cash stock compensation expense of $2.0 million, non-cash loss on the curtailment of pension and other post-retirement benefit plans of $2.7 million $5.5 million deferred tax provision of and $0.7 million related to the loss on foreign currency which was offset by a non-cash gain on the sale of the Electronics division of $3.0 million and by cash used by a net increase in operating assets and liabilities of $5.1 million.

Net cash used in investing activities of $124.7 million for 2007 resulted from $11.6 million of purchases of property, plant and equipment primarily for investment in manufacturing equipment and $123.9 million related to the acquisitions of TB Wood’s and All Power, offset by the proceeds of $10.8 million received from the sale of the Electronics division.

Net cash provided by financing activities of $84.5 million for 2007 consisted primarily of $106.1 million from the issuance of the 9.0% senior secured notes and $49.6 million from the proceeds of the secondary stock offering, net of the underwriter’s discount. These amounts are offset by the $58.4 million pre-payment of the 11 1/4% senior notes, $5.2 million in payments under the TB Wood’s revolving credit facility, payment of $4.2 million in debt issuance costs associated with the 9.0% senior secured notes and $2.2 million in stock offering costs.

Capital Expenditures

We made capital expenditures of approximately $11.6 million and $9.4 million in the year ended December 31, 2007 and December 31, 2006, respectively. These capital expenditures will support on-going business needs. We expect capital expenditures to be in the range of $16 million to $19 million in 2008.

Our senior revolving credit facility imposes a maximum annual limit on our capital expenditures of $20.0 million for fiscal year 2008, $21.3 million for fiscal year 2009, $22.5 million for 2010 and each fiscal year thereafter, provided that 75% of unspent amounts from prior periods may be used in future fiscal years.

Pension Plans

As of December 31, 2007, we had minimum cash funding requirements associated with our pension plan which we estimated to be $2.5 million in 2008, $5.7 million in 2009, $1.3 million in 2010 and $2.0 million in 2011 and $2.1 million in 2012.. These amounts represent minimum funding requirements for the previous pension benefits we provided our employees. In addition to the minimum funding requirements, we may choose to make additional supplemental payments to the plan. In 2006, we eliminated pension benefits in one of our locations and in 2007 we eliminated pension benefits at two other locations. These amounts are based on actuarial assumptions and actual amounts could be materially different. See Note 10 in the audited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Related Party Transactions

One of the Company’s directors is an executive of Joy Global, Inc. The Company sold approximately $5.4 million and $3.2 million in goods to divisions of Joy Global, Inc. during the year to date periods ended December 31, 2007 and 2006, respectively. Other than his position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2007 (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total

9% senior secured notes(1)	$—	$—	$—	$270.0	$—	$—	$270.0
11 1/4% senior notes(2)	—	—	—	—	—	7.8	7.8
Operating leases	4.5	3.1	2.2	1.6	1.4	3.0	15.7
Capital leases	1.1	0.9	0.8	0.8	0.2	—	3.8
Mortgage(3)	0.1	0.1	0.1	0.1	0.1	2.1	2.6
TB Wood’s Revolving Credit Facility(4)	1.5	0.2	6.0	—	—	—	7.7
Variable Rate Demand Revenue Bonds(5)	—	—	—	—	—	5.3	5.3
Senior Revolving Credit Facility(6)	—	—	—	—	—	—	—

Total contractual cash obligations	$6.3	$3.4	$8.6	$271.1	$0.8	$68.2	$306.9

(1)	We have semi-annual cash interest requirements due on the 9% senior secured notes with $24.3 million payable in, 2008, 2009, and 2010 and $22.3 million payable in 2011.

(2)	Assuming an exchange rate of 1.997 of U.S. Dollars to 1.0 U.K. Pounds as of December 31, 2007, we have semi-annual cash interest requirements due on the 11 1/4% senior notes with $0.9 million payable in 2008, 2009, 2010, 2011 and 2012 and $0.1 million thereafter. The principal balance of £3.9 million is due in 2013 which, assuming an exchange rate of 1.997 of U.S. Dollars to 1.0 U.K. Pounds, equals approximately $7.8 million.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.0 million, an interest rate of 5.75% and is payable in monthly installments over 15 years.

(4)	In April 2007, as part of the acquisition, we refinanced the TB Wood’s revolving credit facility with a commercial bank. As of December 31, 2007, there was $7.7 million of outstanding borrowings and $6.9 million of outstanding letters of credit under this facility.

(5)	In April 2007, as part of the TB Wood’s acquisition, we assumed the Variable Rate Demand Revenue Bonds. These bonds bear variable interest rates and mature in April 2022 and April 2024.

(6)	We have up to $30.0 million of borrowing capacity, through November 2010, under our senior revolving credit facility (including $10.0 million available for use for letters of credit). As of December 31, 2007, there were no outstanding borrowings and $6.5 million of outstanding letters of credit under our senior revolving credit facility.

We have cash funding requirements associated with our pension plan. As of December 31, 2007, these requirements were estimated to be $2.5 million for 2008, $5.7 million for 2009, $1.3 million for 2010, $2.0 million for 2011 and $2.1 million thereafter.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $4.0 million as of December 31, 2007 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 9 to the consolidated financial statements included in this Report.

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees. We account for grants under this plan in accordance with the provisions of SFAS No. 123(R).

As of December 31, 2007, we had 1,120,864 shares of unvested restricted stock. The remaining compensation cost to be recognized through 2012 is $2.9 million. Based on the stock price at December 31, 2007 of $16.63 per share, the intrinsic value of these awards as of December 31, 2007 was $26.7 million, of which $8.0 million related to vested shares and $18.7 million related to unvested shares.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The partial adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on their consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 9 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.

Item 7A.  Qualitative and Quantitative Information about Market Risk

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present, we do not utilize derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2007 and 2006, the aggregate total assets (based on book value) of foreign subsidiaries were $55.6 million and $46.8 million, respectively, representing approximately 38.0% and 58.9%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2007 and 2006 were $1.47 and $1.31, respectively to the Euro. The approximate exchange rates in effect at December 31, 2007 and 2006 were $1.98 and $1.96, respectively to the British Pound Sterling. We have debt denominated in British Pound Sterling with a carrying value of (£3.9 million) or ($7.8 million) as of December 31, 2007. If the British Pound Sterling were to increase 10%, the carrying value of the debt would increase to $8.6 million. If the British Pound Sterling were to decrease 10%, the carrying value of the debt would decrease to $7.0 million.

Currency transaction exposure.  Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.  We are subject to market exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility, TB Wood’s revolving credit facility and our Variable Rate Demand Revenue Bonds. Our senior revolving credit facility and TB Wood’s revolving credit facility is payable at prime rate plus 0.25% in the case of prime rate loans, or LIBOR rate plus 1.75%, in the case of LIBOR rate loans. As of December 31, 2007, we had no borrowings under our senior revolving credit facility and $6.6 million of outstanding letters of credit under our senior revolving credit facility. The Variable Rate Demand Revenue Bonds have a variable interest rate that was 3.57% as of December 31, 2007. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altra Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Altra Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income (loss), convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedules listed in the index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 10 to the consolidated financial statements, in fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Altra Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

ALTRA HOLDINGS, INC

Consolidated Balance Sheets
Dollars in thousands, except share amounts

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$45,807	$42,527
Trade receivables, less allowance for doubtful accounts of $1,548 and $2,017	73,248	61,506
Inventories, net	101,835	75,769
Deferred income taxes	8,286	6,783
Receivable for sale of Electronics (see Note 4)	17,100	—
Prepaid expenses and other	5,578	7,532
Assets held for sale (see Note 6)	1,161	—

Total current assets	253,015	194,117
Property, plant and equipment, net	116,610	82,387
Intangible assets, net	88,943	59,662
Goodwill	114,979	65,397
Deferred income taxes	231	2,135
Other assets	6,747	5,670

Total assets	$580,525	$409,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,668	$34,053
Accrued payroll	16,988	15,557
Accruals and other liabilities	22,001	15,008
Taxes payable	—	5,353
Deferred income taxes	8,060	1,382
Current portion of long-term debt	2,667	573

Total current liabilities	91,384	71,926
Long-term debt, less current portion and net of unaccreted discount	291,399	228,555
Deferred income taxes	24,490	7,130
Pension liabilities	13,431	15,169
Other post retirement benefits	3,170	3,262
Long-term taxes payable	5,911	—
Other long term liabilities	4,308	3,910
Commitments and Contingencies (see Note 16)	—	—
Stockholders’ equity
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,128,873 and 21,467,502 issued and outstanding at December 31, 2007 and 2006, respectively)	25	21
Additional paid-in capital	127,653	76,907
Retained earnings	16,831	5,552
Accumulated other comprehensive income (loss)	1,923	(3,064)

	146,432	79,416

Total liabilities and stockholders’ equity	$580,525	$409,368

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Income and Comprehensive Income (Loss)
Dollars in thousands, except per share amounts

	Year-Ended December 31,
	2007	2006	2005

Consolidated Statement of Income
Net sales	$584,376	$462,285	$363,465
Cost of sales	419,109	336,836	271,952

Gross profit	165,267	125,449	91,513
Selling, general and administrative expenses	93,211	83,276	61,480
Research and development expenses	6,077	4,938	4,683
Restructuring charges	2,399	—	—
Loss (gain) on curtailment of post-retirement benefit and pension plan, net	2,745	(3,838)	—

Operating income from continuing operations	60,835	41,073	25,350
Interest expense, net	38,554	25,479	19,514
Other non-operating expense (income), net	612	856	(17)

Income from continuing operations before income taxes	21,669	14,738	5,853
Provision for income taxes	8,208	5,797	3,349

Net income from continuing operations	13,461	8,941	2,504

Net loss from discontinued operations, net of taxes of $6,109	(2,001)	—	—

Net Income	11,460	8,941	2,504

Consolidated Statement of Comprehensive Income (Loss)
Pension liability adjustment	482	696	(700)
Foreign currency translation adjustment	4,505	677	(6,400)

Other comprehensive income (loss)	4,987	1,373	(7,100)

Comprehensive income (loss)	$16,447	$10,314	$(4,596)

Weighted average common shares outstanding:
Basic	23,579	1,183	9
Diluted	24,630	19,525	18,969
Earning per share — Basic:
Net income from continuing operations	$0.57	$7.56	$278.22
Net loss from discontinued operations	$(0.08)	—	—

Net income	$0.49	$7.56	$278.22

Earnings per share — Diluted:
Net income from continuing operations	$0.55	$0.46	$0.13
Net loss from discontinued operations	$(0.08)	—	—

Net Income	$0.47	$0.46	$0.13

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Amounts in thousands

							Accumulated
					Additional	Retained	Other
	Preferred		Common		Paid-In	Earnings	Comprehensive
	Stock	Shares	Stock	Shares	Capital	(Deficit)	Income (Loss)	Total

Balance at December 31, 2004	$35,100	35,100	$—	—	$54	$(5,893)	$(173)	$29,088
Issuance of preferred stock	400	400	—	—	—	—	—	400
Amortization of restricted stock grants	—	—	—	53	59	—	—	59
Net income	—	—	—	—	—	2,504	—	2,504
Other comprehensive loss, net of $1,938 tax benefit	—	—	—	—	—	—	(7,100)	(7,100)

Balance at December 31, 2005	$35,500	35,500	—	53	$113	$(3,389)	$(7,273)	$24,951
Conversion of preferred stock into common stock	(35,500)	(35,500)	18	17,750	35,482	—	—	—
Issuance of common stock, net of offering costs	—	—	3	3,333	39,367	—	—	39,370
Stock based compensation and vesting of restricted stock	—	—	—	332	1,945	—	—	1,945
Net income	—	—	—	—	—	8,941	—	8,941
Cumulative foreign currency translation adjustment, net of $880 tax expense	—	—	—	—	—	—	677	677
Minimum pension liability adjustment and cumulative transition to SFAS No. 158, net of $2,165 tax expense	—	—	—	—	—	—	3,532	3,532

Balance at December 31, 2006	$—	—	$21	21,468	$76,907	$5,552	$(3,064)	$79,416
Issuance of common stock, net of offering costs	—	—	3	3,178	48,708	—	—	48,711
Stock based compensation and vesting of restricted stock	—	—	1	483	2,038	—	—	2,039
Net income	—	—	—	—	—	11,460	—	11,460
Adoption of FIN 48	—	—	—	—	—	(181)	—	(181)
Cumulative foreign currency translation adjustment, net of $1,873 tax	—	—	—	—	—	—	4,505	4,505
Minimum pension liability adjustment, net of $28 tax	—	—	—	—	—	—	482	482

Balance at December 31, 2007	$—	—	$25	25,129	$127,653	$16,831	$1,923	$146,432

See accompanying notes.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows
Dollars in thousands

	Year-Ended	Year-Ended	Year-Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$11,460	$8,941	$2,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,447	10,821	8,574
Amortization of intangible assets	5,492	3,790	2,959
Amortization of deferred loan costs	3,448	1,255	669
Loss on foreign currency, net	732	1,079	—
Accretion of debt discount and premium, net	774	942	942
Gain on sale of Electronics division	(2,927)	—	—
Amortization of inventory fair value adjustment	926	2,278	1,699
Stock based compensation	2,038	1,945	59
Loss (gain) on sale of fixed assets	313	—	(99)
Loss (gain) on curtailment of pension and post-retirement benefit obligation, net	2,745	(3,838)	—
Provision for deferred taxes	5,455	1,190	225
Changes in operating assets and liabilities:
Trade receivables	4,318	(330)	(2,654)
Inventories	(2,277)	(3,973)	(1,353)
Accounts payable and accrued liabilities	(10,690)	(11,427)	(1,788)
Other current assets and liabilities	3,735	(2,297)	2,226
Other operating assets and liabilities	(181)	752	(1,940)

Net cash provided by operating activities	41,808	11,128	12,023
Cash flows from investing activities:
Purchases of fixed assets	(11,633)	(9,408)	(6,199)
Acquisitions, net of $5,522 and $775 of cash acquired in 2007 and 2006, respectively	(123,867)	(53,755)	1,607
Proceeds from sale of adjustable speed drives business, net of cash of $1,072	10,828	—	—
Payment of additional Kilian purchase price	—	—	(730)
Proceeds from sale of fixed assets	—	—	125

Net cash used in investing activities	(124,672)	(63,163)	(5,197)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	106,050	—	—
Proceeds from secondary offering	49,592	—	—
Proceeds from initial public offering	—	41,850	—
Public offering transaction costs	(2,180)	(1,176)	—
Payments on senior notes	(58,428)
Proceeds from issuance of senior notes	—	57,625	—
Proceeds from sale of preferred stock	—	—	400
Payment of paid-in-kind interest	—	—	(198)
Payment of subordinated notes	—	(14,000)	—
Payment of debt issuance costs	(4,235)	(2,731)	(338)
Proceeds from mortgages	—	2,510	—
Borrowings under revolving credit agreement	8,315	5,057	4,408
Payments on revolving credit agreement	(13,520)	(5,057)	(4,408)
Payment of capital leases	(931)	(241)	(835)
Payments on mortgages	(126)	—	—

Net cash provided by (used in) financing activities	84,537	83,837	(971)

Effect of exchange rates on cash	1,607	665	(524)

Increase in cash and cash equivalents	3,280	32,467	5,331
Cash and cash equivalents, beginning of period	42,527	10,060	4,729

Cash and cash equivalents, end of period	$45,807	$42,527	$10,060

Cash paid during the period for:
Interest	$36,961	$23,660	$17,458
Income Taxes	$13,277	$2,341	$1,761

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$2,364	$613	$—
Accrual of initial public offering costs	$—	$1,304	$—
Conversion of preferred stock	$—	$35,500	$—

See Accompanying notes

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”) is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, All Power Transmissions, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The following is a reconciliation of basic to diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income from continuing operations	$13,461	$8,941	$2,504
Net loss on discontinued operations	(2,001)	—	—

Net Income	$11,460	$8,941	$2,504

Shares used in net income per common share — basic	23,579	1,183	9
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	1,051	1,321	1,210
Preferred Stock	—	17,021	17,750

Shares used in net income per common share — diluted	24,630	19,525	18,969

Earnings per share — Basic:
Net income from continuing operations	$0.57	$7.56	$278.22
Net income from discontinued operations	$(0.08)	$—	$—

Net income	$0.49	$7.56	$278.22

Earnings per share — Diluted
Net income from continuing operations	$0.55	$0.46	$0.13
Net income from discontinued operations	$(0.08)	$—	$—

Net income	$0.47	$0.46	$0.13

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $267.2 million and $160.4 million at December 31, 2007 and 2006, respectively. The carrying amount of the 11.25% Senior Notes was $7.8 million and $64.6 million as of December 31, 2007 and 2006, respectively. The estimated fair value of the 9% Senior Secured Notes at December 31, 2007 and December 31, 2006 was $274.1 million and $168.3 million, respectively based on quoted market prices for such Notes. The estimated fair value of the 11.25% Senior Notes was approximately £4.3 million ($8.5 million), £36.3 million ($71.1 million) as of December 31, 2007 and December 31, 2006, respectively.

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

Foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholder’s equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense(income), net in the accompanying statement of income and comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Woods. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 15% of total inventory. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records a charge to cost of sales for any amounts required to reduce the carrying value of inventories to its estimated net realizable value.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation.

Depreciation of property, plant, and equipment, including capital leases is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	15 to 45 years
Machinery and equipment	2 to 15 years
Capital lease	Life of lease

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangibles represent product technology and patents, tradenames and trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2007, and 2006 intangibles are stated net of accumulated amortization incurred since the date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for the Predecessor, Kilian, Hay Hall, Bear Linear, TB Woods, Inc. and All Power Transmission Manufacturing, Inc. (“All Power”) over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of its operations.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. This analysis included consideration of discounted cash flows as well as EBITDA multiples. The analysis indicated no impairment to be present as of December 31, 2007 and 2006.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $6.1 million and $5.4 million at December 31, 2007 and 2006, respectively.

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

Advertising

Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $2.4 million, $2.4 million and $2.2 million, for the year ended December 31, 2007, 2006, and 2005, respectively.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to officers, directors and senior-level employees of the Company. The Company accounts

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

for grants under this plan in accordance with the provisions of SFAS No. 123(R). Expense associated with equity awards is recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant.

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

To the extent the Company establishes a valuation allowance on net deferred assets generated from operations, an expense will be recorded within the provision for income taxes. In periods subsequent to establishing a valuation allowance on net deferred assets from operations, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

We assess our income tax positions and record tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

	Minimum	Cumulative
	Pension	Foreign	Accumulated
	Liability/SFAS	Currency	Other
	No. 158	Translation	Comprehensive
	Asset/(liability)	Adjustment	Income (loss)

Balance at December 31, 2004	(722)	549	(173)
Minimum pension liability adjustment	(700)	—	(700)
Foreign currency translation adjustment	—	(6,400)	(6,400)

Balance at December 31, 2005	(1,422)	(5,851)	(7,273)
Minimum pension liability adjustment	696	—	696
Foreign currency translation adjustment	—	677	677
Cumulative adjustment for transition to SFAS No. 158	2,836	—	2,836

Balance at December 31, 2006	$2,110	$(5,174)	$(3,064)
Pension liability adjustment	482	—	482
Foreign currency translation adjustment	—	4,505	4,505

Balance at December 31, 2007	$2,592	$(669)	$1,923

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The partial adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on their consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 9 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.

3.	Acquisitions

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

The Company has completed its final purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of TB Wood’s, as presented below, are based upon the fair value as of the date of the acquisition. Goodwill and intangibles recorded in connection with the acquisition of TB Wood’s have been allocated across the business units acquired. The purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $2.7 million	$124,092

Cash and cash equivalents	5,522
Trade receivables	16,186
Inventories	29,215
Prepaid expenses and other	1,927
Property, plant and equipment	38,574
Intangible assets	41,901

Total assets acquired	$133,325

Accounts payable, accrued payroll, and accruals and other current liabilities	$22,768
Debt	18,669
Other liabilities	24,424

Total liabilities assumed	$65,861

Net assets acquired	$67,464

Excess purchase price over the fair value of net assets acquired	$56,628

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$30,117
Trade names and trademarks, not subject to amortization	11,784

Total intangible assets	$41,901

Customer relationships are subject to amortization over their estimated useful lives of 16 years representing the anticipated period over which the Company estimates it will benefit from the acquired assets. The acquisition of TB Woods did not result in any tax deductible goodwill.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

On October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). Approximately $5.0 million was paid at closing and the remaining $2.6 million of consideration was issued in the form of a note payable, due in installments over a 2 year period. The total cash payments including deal costs and the net present value of the $2.6 million note payable reflect the total purchase consideration of $7.2 million.

The All Power acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the All Power acquisition was October 19, 2007, and as such, the Company’s consolidated financial statements reflect All Power’s results of operations only from that date forward.

The fair value of All Power’s acquired net assets was $4.3 million consisting primarily of accounts receivable, inventory, fixed assets, accounts payable and accrued liabilities. The Company identified $2.4 million of customer relationships. The customer relationships will be amortized over a period of 10 years representing the anticipated period over which the Company estimates it will benefit from the acquired assets. The Company recorded the $0.6 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has completed its final purchase price allocation. The All Power acquisition resulted in goodwill that the Company believes is deductible for tax purposes.

On February 10, 2006, the Company purchased all of the outstanding share capital of Hay Hall for $49.2 million. During 2007, the purchase price was reduced by $0.4 million related to the finalization of the working capital adjustment in accordance with the terms of the purchase price agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing the Company deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

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

Total purchase price, including closing costs of approximately $1.8 million and the working capital adjustment of $0.4 million	$50,584

Cash and cash equivalents	775
Trade receivables	12,111
Inventories	17,004
Prepaid expenses and other	510
Property, plant and equipment	13,670
Intangible assets	16,352

Total assets acquired	60,422
Accounts payable, accrued payroll, and accruals and other current liabilities	12,971
Other liabilities	8,784

Total liabilities assumed	21,755

Net assets acquired	38,667

Excess purchase price over the fair value of net assets acquired	$12,809

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The amounts recorded as intangible assets consist of the following:

Patents, subject to amortization	$110
Customer relationships, subject to amortization	9,312
Trade names and trademarks, not subject to amortization	6,930

Total intangible assets	$16,352

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

Bear had approximately $0.5 million of net assets at closing consisting primarily of accounts receivable, inventory, fixed assets and accounts payable and accrued liabilities. The Company did not identify any specifically identifiable intangible assets. The Company recorded the $4.2 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has completed its final purchase price allocation. The Bear Linear acquisition resulted in goodwill that the Company believes is tax deductible.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2007 and 2006 as if the Company had acquired TB Wood’s, Hay Hall, Bear Linear and All Power at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s, Hay Hall, Bear Linear and All Power with the results prior to April 5, 2007, for TB Wood’s, February 11, 2006 for Hay Hall, May 19, 2006 for Bear Linear and October 19, 2007 for All Power, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (ii) additional expense as a result of estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition, (iv) elimination of intercompany sales between Hay Hall and the Company and (v) and an adjustment to the tax provision for the tax effect of the above adjustments. The unaudited pro-forma financial information for the year to date period ended December 31, 2007 and 2006 includes a charge to step-up the value of acquired inventory sold of $0.9 million and $2.3 million, respectively. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Pro Forma (unaudited)
	Year to Date Ended	Year to Date Ended
	December 31,	December 31,
	2007	2006

Total revenues	$623,249	$591,131
Net income from continuing operations	11,697	6,845
Net loss from discontinued operations	(2,001)	—
Net income	$9,696	$6,845
Basic earnings per share:
Net income from continuing operations	$0.50	$5.37
Net loss from discontinued operations	$(0.09)	—

Net income	$0.41	$5.37
Diluted earnings per share:
Net income from continuing operations	$0.47	$0.33
Net loss from discontinued operations	$(0.08)	—

Net income	$0.39	$0.33

4.	Discontinued Operations

On December 31, 2007, the Company completed the divestiture of its TB Wood’s adjustable speed drives business (“Electronics division”) to Finland-based Vacon for $29.0 million. The decision to sell the Electronics division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business. The Company determined that the carrying value of the Electronics division was less than the sale price less the cost to sell, as a result, no adjustment to carrying value of this long-lived asset was necessary during the year-ended December 31, 2007.

As of December 31, 2007, $11.9 million of cash had been received from Vacon for the purchase of the Electronics division. The remaining $17.1 million is recorded as a receivable for sale of Electronics division on the consolidated balance sheet. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company determined that the Electronics division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics division have been segregated from the continuing operations in the consolidated statements of income and comprehensive income for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the results from discontinued operations for the periods indicated:

April 5 to
December 31,
2007

Sales	$28,715
Cost of sales	19,120

Gross Profit	9,595
Selling, general and administrative expenses	5,334
Research and development	1,825

Operating income from continuing operations	2,436
Interest income, net	76
Other non-operating income	83
Gain on the sale of the Electronics division	1,513

Total income from discontinued operations before income taxes	4,108

Income taxes	(6,109)

Total net loss from discontinued operations	$(2,001)

The Company will also receive additional consideration from Vacon through facility leases in North America and transition services to be provided by Altra for a period of time after closing, not to exceed 18 months. The Company does not believe net cash flows from the transition services agreement will be significant.

5.	Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Raw materials	$33,601	$26,731
Work in process	20,376	19,112
Finished goods	47,858	29,926

Inventories, net	$101,835	75,769

Approximately 15% of total inventories at December 31, 2007 were valued using the LIFO method. All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less cost to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. From April 5, 2007 to December 31, 2007, a $0.3 million LIFO provision was recorded as a component of costs of sales in the accompanying consolidated statement of income and comprehensive income (loss). As of December 31, 2007, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $1.4 million.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006, consisted of the following:

	2007	2006

Land	$13,993	$9,599
Buildings and improvements	33,927	19,849
Machinery and equipment	102,678	71,866

	150,598	101,314
Less — Accumulated depreciation	(33,988)	(18,927)

	$116,610	$82,387

During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Woods acquisition is to be combined with the Company’s remaining facilities in 2008. In accordance with SFAS 144, the building is classified as an asset held for sale in the consolidated balance sheet.

7.	Goodwill and Intangible Assets

Goodwill as of December 31, 2007 and 2006 consisted of the following:

Goodwill
Balance December 31, 2006	$65,397
Additions related to TB Wood’s acquisition	56,628
Additions related to All Power acquisition	628
Impact of additional tax contingencies	956
Adjustments to acquisition related deferred tax liabilities	(2,309)
Working capital adjustments related to the purchase price of Hay Hall	(446)
Reductions related to sale of the Electronics division	(7,931)

Impact of changes in foreign currency	2,056

Balance December 31, 2007	$114,979

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Other Intangibles
Intangible assets not subject to amortization:
Tradenames and trademarks	30,730	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	62,038	10,139	37,114	5,679
Product technology and patents	5,232	2,348	5,232	1,316
Impact of changes in foreign currency	3,430	—	1,301	—

Total intangible assets	$101,430	12,487	$66,657	$6,995

The Company recorded $5.5 million, $3.8 million and $3.0 million of amortization for the years ended December 31, 2007, 2006 and 2005, respectively.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $5.5 million in each of the next five years and then $27.3 million thereafter.

8.	Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2007 and 2006 are as follows:

	Year-Ended	Year-Ended
	December 31,	December 31,
	2007	2006

Balance at beginning of period	$2,083	$1,876
Balance assumed with TB Wood’s acquisition	843	—
Accrued warranty costs	2,310	1,666
Balance sold with the Electronics division	(873)	—
Payments and adjustments	(265)	(1,459)

Balance at end of period	4,098	$2,083

9.	Income Taxes

Pre-tax income (loss) from continuing operations by domestic and foreign locations consists of the following:

	December 31,	December 31,	December 31,
	2007	2006	2005

Domestic	$10,190	$15,969	$2,127
Foreign	11,479	(1,231)	3,726

	$21,669	$14,738	$5,853

The components of the provision (benefit) for income taxes from continuing operations consists of the following:

	December 31,	December 31,	December 31,
	2007	2006	2005

Current:
Federal	$781	$2,616	$1,086
Foreign and State	1,972	1,991	2,038

	2,753	4,607	3,124
Deferred:
Federal	4,988	998	509
Foreign and state	467	192	(284)

	5,455	1,190	225

Provision (benefit) for income taxes	$8,208	$5,797	$3,349

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation from the federal statutory rate to the Company’s effective tax rate for income taxes from continuing operations is as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Tax at U.S. federal income tax rate	$7,584	$5,158	$2,049
State taxes, net of federal income tax effect	306	674	373
Change in tax rate	(750)	53
Foreign Taxes	1,761	944
Interest	(1,365)	(1,361)	313
Foreign and other	672	329	614

Provision (benefit) for income taxes	$8,208	$5,797	$3,349

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earning balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties from January 1, 2007 through December 31, 2007 is as follows:

Balance at January 1, 2007	$922
Increases related to prior year tax positions	1,916
Increases related to acquisitions	3,581
Decreases related to prior year tax positions	(1,970)
Increases related to current year tax positions	1,785
Lapse of statute limitations	(651)

Balance at December 31, 2007	$5,583

At December 31, 2007, the Company had $4.0 million of net unrecognized tax benefits, of which $1.2 million, if recognized would reduce the Company’s effective tax rate and $2.8 million would result in a decrease to goodwill. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. At the date of adoption and December 31, 2007, the Company had $0.3 million and $1.7 million of accrued interest and penalties, respectively in income taxes payable.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets:
Post-retirement obligations	$5,031	$5,247
Goodwill	2,051	7,555
Inventory	0	2,036
Expenses not currently deductible	6,801	5,852
Net operating loss carryover	1,761	2,899
Other	177	557

Total deferred tax assets	15,821	24,146
Valuation allowance for deferred tax assets	(1,336)	(1,252)

Net deferred tax assets	14,485	22,894
Deferred tax liabilities:
Property, plant and equipment	16,081	9,650
Intangible assets	20,331	11,730
Other	2,106	1,108

Total deferred tax liabilities	38,518	22,488

Net deferred tax liabilities	(24,033)	406

At December 31, 2007 and 2006, the Company had net operating loss carry forwards primarily related to operations in the United Kingdom of $6.3 million and $4.2 million respectively, and in France of $0 million and $3.4 million respectively, which can be carried forward indefinitely.

The increase in deferred tax liabilities for the year includes the addition of deferred tax liability balances of approximately $23 million attributable to the acquisition of TB Wood’s Corp.

Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance at December 31, 2007 and December 31, 2006 of $1.3 related to the net operating loss in the UK has been established due to the uncertainty of realizing the benefits of these net operating losses. The valuation allowance existing at December 31, 2007 will be allocated to reduce book goodwill if and when released in subsequent periods.

The Company’s current intention is to reinvest the total amount of its unremitted foreign earnings in the local tax jurisdiction to the extent that they are generated and available, or to repatriate the earnings only when tax effective. As such, the Company has not provided U.S. tax expense on approximately $10.4 million of unremitted earnings from certain of its foreign subsidiaries. If these undistributed earnings were distributed, it would result in incremental US tax expense of approximately $2.1 million to the Company.

10.	Pension and Other Employee Benefits

Defined Benefit (Pension) and Postretirement Benefit Plans

The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004).

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Included in accumulated other comprehensive loss at December 31, 2007 are $0.7 million ($0.3 million, net of tax) of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2007 and 2006:

	Pension Benefits		Post Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Change in benefit obligation:
Obligation at beginning of period	$26,121	$27,697	$3,549	$10,983
Service cost	325	513	72	140
Interest cost	1,452	1,491	175	315
Amendments	—	57	(25)	(2,564)
Curtailments	2,899	119	(154)	(3,838)
Actuarial loss (gain)	(1,756)	(1,188)	168	(1,291)
Foreign exchange effect	374	326	—	—
Benefits paid	(1,404)	(2,894)	(303)	(196)

Obligation at end of period	$28,011	$26,121	$3,482	$3,549

Change in plan assets:
Fair value of plan assets, beginning of period	$10,952	$5,832	$—	$—
Actual return on plan assets	1,196	821	—	—
Employer contribution	3,836	7,193	302	196
Benefits paid	(1,404)	(2,894)	(302)	(196)

Fair value of plan assets, end of period	$14,580	$10,952	$—	$—

Funded status	$(13,431)	$(15,169)	$(3,482)	$(3,549)
Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—	$—	$—
Current liabilities	—	—	(312)	(287)
Non-current liabilities	(13,431)	(15,169)	(3,170)	(3,262)

Total	$(13,431)	$(15,169)	$(3,482)	$(3,549)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2007 and 2006 was $28.0 million and $26.1 million, respectively. Non-US pension liabilities recognized in the amounts presented above are $3.2 million and $3.4 million at December 31, 2007 and 2006, respectively.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

The weighted average discount rate used in the computation of the respective benefit obligations at December 31, 2007 and 2006 presented above are as follows:

	2007	2006

Pension benefits	6.25%	5.75%
Other postretirement benefits	6.25%	5.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007	2006	2005

Service cost	$325	$513	$591	$72	$140	$295
Interest cost	1,452	1,491	1,362	175	315	549
Recognized net actuarial loss	—	—	—	—	(113)	—
Expected return on plan assets	(1,066)	(829)	(431)	—	—	—
Settlement/Curtailment	2,899	119	—	(154)	(3,838)	—
Amortization	(4)	6	72	(1,022)	(640)	(423)

Net periodic benefit cost	$3,606	$1,300	$1,594	$(929)	$(4,136)	$421

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.5%	5.5%	5.75%	5.5%	5.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A

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

For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 9.0% was assumed. This rate was assumed to decrease gradually to 5% by 2012 and remain at that level thereafter. The assumed

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on service and interest cost components for the period January 1, 2007 through December 31, 2007	$31	$(25)
Effect on the December 31, 2007 post-retirement benefit obligation	$287	$(239)

The asset allocations for the Company’s funded retirement plan at December 31, 2007 and 2006, respectively, and the target allocation for 2007, by asset category, are as follows:

	Allocation Percentage of
	Plan Assets at Year-End
	2007	2007	2006
	Actual	Target	Actual

Asset Category
Equity securities	66%	65%	59%
Fixed income securities	34%	35%	41%

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

	Pension	Postretirement
	Benefits	Benefits

Expected benefit payments (from plan assets)
2008	$1,194	$311
2009	1,315	332
2010	1,428	335
2011	1,533	337
2012	1,688	312
2013 — 2017	9,871	910

The Company contributed $3.5 million to its pension plan in 2007. The Company has minimum cash funding requirements associated with its pension plan which are estimated to be $2.5 million in 2008, $5.7 million in 2009, $1.3 million in 2010 and $2.0 million annually until 2012.

One of our four U.S. collective bargaining agreements expired in August 2007. An agreement was reached in September 2007 with the union that extends the collective bargaining agreement through August 2010. The agreement reached provides for certain wage increases over a three year period, transition of health

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, an agreement was reached which extended the existing collective bargaining agreement. The negotiations also resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure has triggered a special retirement pension feature and plan curtailment.

Under the special retirement pension feature, plan participants become eligible for pension benefits at an age earlier than the normal retirement feature would allow provided that service is broken by permanent shutdown, layoff or disability. The pension benefit is increased by a special supplemental benefit payment on a monthly basis and a special one time payment at the time of retirement.

The curtailment and special termination benefits are approximately $2.9 million for the year ended December 31, 2007.

In connection with the union renegotiation, the post retirement benefit plan for employees at that location has been terminated for all eligible employees who have not retired, or given notice to retire in 2007. The Company recognized a non-cash gain associated with the curtailment of these plans in 2007 of $0.2 million.

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

Under the terms of the Company’s plan, eligible employees may contribute from one to fifty percent of their compensation to the plan on a pre-tax basis. The Company makes a matching contribution equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). The Company’s expense associated with the defined contribution plan was $3.4 million and $2.9 million during the years ended December 31, 2007 and 2006, respectively.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Pension as of
	December 31, 2006
	Prior to	As Reported
	Adopting	at December 31,
	SFAS No. 158	2006

Plan Funded Status:
Benefit obligation	$(26,121)	$(26,121)
Allowance for future salary increases	—	—

Projected benefit obligation	(26,121)	(26,121)
Fair value of assets	10,952	10,952

Funded Status	(15,169)	(15,169)
Unrecognized loss	1,154	N/A
Unrecognized prior service cost	43	N/A

Accrued benefit cost	$(13,972)	N/A

Balance Sheet:
Prepaid benefit cost	$—	N/A
Intangible asset	43	N/A
Accrued benefit cost	(15,122)	N/A

Net liability	$(15,079)	$(15,169)

Corresponding charges to equity accounts:
Retained earnings	$13,972	$13,972
Accumulated other comprehensive loss	1,154	1,197

Total charges to equity	$15,126	$15,169

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Post-Retirement Benefits as of December 31, 2006
	Prior to	As Reported at
	Adopting SFAS	December 31,
	No. 158	2006

Plan Funded Status:
Benefit obligation	$(3,549)	$(3,549)
Fair value of assets	—	—

Funded Status	(3,549)	(3,549)
Unrecognized gain	(1,016)	N/A
Unrecognized prior service cost	(3,602)	N/A

Accrued benefit cost	$(8,167)	N/A

Balance Sheet:
Prepaid benefit cost	N/A	N/A
Intangible asset	N/A	N/A
Accrued benefit cost	N/A	N/A

Net liability	N/A	$(3,549)

Corresponding charges to equity accounts:
Retained earnings	N/A	$8,167
Accumulated other comprehensive loss	N/A	(4,618)

Total charges to equity	N/A	$3,549

11.	Long-Term Debt

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

Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at December 31, 2007.

There were no borrowings under the Revolving Credit Agreement at December 31, 2007 and 2006, however, the lender had issued $6.5 million of outstanding letters of credit on behalf of Altra Industrial as of both dates.

In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit was reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. As of December 31, 2007, there was $7.7 million of debt outstanding under the TB Wood’s Credit Agreement, and $6.9 million of outstanding letters of credit.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2007 or 2006 under any of the overdraft agreements.

9% Senior Secured Notes

On November 30, 2004, Altra Industrial issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165.0 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%.

The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at December 31, 2007.

In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is approximately 9.6% after consideration of the amortization of $5.6 million net discount and $6.5 million of deferred financing costs.

11.25% Senior Notes

On February 8, 2006, Altra Industrial issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 12.7%, after consideration of the $0.7 million of deferred financing costs (included in other assets). The Senior Notes mature on February 13, 2013.

The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at December 31, 2007.

During 2007, the Company redeemed £29.1 million aggregate principal amount of the outstanding Senior Notes. In connection with the redemption, Altra Industrial expensed $2.0 million of deferred financing costs and incurred $7.5 million of a pre-payment premium.

The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by Altra Industrial prior to such maturity date. As of December 31, 2007, the remaining principal balance outstanding was £3.9 million, or $7.8 million.

Subordinated Notes

At November 30, 2004, the Company executed an agreement with a stockholder to obtain $14.0 million of unsecured subordinated financing (the “Subordinated Notes”). The interest accrued at an annual rate of

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

17% and was payable quarterly in full or payment-in-kind (PIK). In December 2006, the remaining principal, penalty, unpaid and accrued interest balance was paid in full. All unamortized deferred financing costs associated with the Subordinated Notes was written off to interest expense in connection with the repayment of the Subordinated Notes in 2006.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (3.57% as of December 31, 2007) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of December 31, 2007 and 2006, the mortgage has a remaining principal of €1.8 million, or $2.6 million and €2.0 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.4 million and $1.5 million at December 31, 2007 and 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12.	Stockholders’ Equity

Common Stock

In December 2006, the Company completed an initial public offering. The Company offered 3,333,334 shares and selling stockholders offered 6,666,666 shares. Proceeds to the Company after the underwriting discount and issuance cost were $39.3 million. As of December 31, 2006, there are 50,000,000 shares of common stock authorized with a par value of $.001 and 21,467,502 outstanding.

In June 2007, the Company closed its secondary public offering of 12,650,000 shares of its common stock, par value $0.001 per share (the “Shares”), which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at closing. The Company received proceeds of $48.7 million, net of issuance costs. In the offering the Company sold 3,178,494 Shares and certain selling stockholders, including Genstar Capital, the Company’s largest stockholder, sold an aggregate of 9,471,506 shares.

Amended and Restated Stockholders Agreement

We had entered into an agreement with our stockholders that granted certain rights to and placed certain limitations on the actions of our stockholders. These rights and restrictions generally included (i) restrictions on the right to sell or transfer our stock, (ii) the Genstar Funds’ rights of first refusal and drag-along rights with respect to sales of shares by other stockholders, (iii) the stockholders’ rights to participate in the sale of the our shares by the Genstar Fund (a co-sale right), (iv) the stockholders’ right of first offer with respect to additional sales of shares by us and (v) the Genstar Funds’ right to designate all of our directors. In addition, stockholders who were part of our management were subject to non- competition and non-solicitation

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

provisions and also granted us and the Genstar Funds the right to repurchase their shares upon their termination of employment.

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

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred stock”). The Preferred stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred stock issued or outstanding at December 31, 2007 or 2006.

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

The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the year ended December 31, 2007, 2006 and 2005 was $2.0 million ($1.5 million, net of tax), $1.9 million ($1.3 million, net of tax) and $0.1 million, respectively. Compensation expense is recognized on a straight-line basis over the service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Restricted shares unvested December 31, 2005	1,604,833	$0.20
Restricted shares granted	346,756	$14.38
Shares for which restrictions lapsed	(331,500)	$0.20

Restricted shares unvested December 31, 2006	1,620,089	$3.24

Restricted shares granted	61,652	$16.88
Restricted shares forfeited	(78,000)	$$0.20
Restricted shares for which restrictions lapsed	(482,877)	$4.23

Restricted shares unvested at December 31, 2007	1,120,864	$3.76

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Total remaining unrecognized compensation cost is approximately $2.9 million as of December 31, 2007 and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed during 2007 was $6.8 million .

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

13.	Related-Party Transactions

Joy Global Sales

One of the Company’s directors is an executive of Joy Global, Inc. The Company sold approximately $5.4 million and $3.2 million in goods to divisions of Joy Global, Inc. during the year to date periods ended December 31, 2007 and 2006, respectively. Other than his position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.

Management Agreement

At November 30, 2004, the Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $1.0 million and $1.0 million in management fees, included in selling, general and administrative expenses for the years ended December 31, 2006 and

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

2005, respectively. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and such amounts are reflected in selling, general and administrative expenses for the year ended December 31, 2006. At December 31, 2005, the Company had $0.3 million recorded in accruals and other liabilities as a payable to Genstar in connection with the annual consulting fee. In December 2006, the Genstar management agreement was terminated and $3.0 million was paid to Genstar as a termination fee. There are no amounts in accruals or other liabilities payable to Genstar as of December 31, 2006.

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

Subordinated Notes

As discussed in Note 10, a Preferred Stockholder was the holder of the Subordinated Notes payable. In 2005, the Company recorded $2.4 million of related interest expense and disbursed $2.0 million in cash payments to the holder. In 2006, the Company recorded $2.0 million of related interest expense and disbursed $15.7 million of cash payments to the holder. During December 2006, the Company paid all amounts outstanding in full.

14.	Concentrations of Credit, Business Risks and Workforce

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

No customer represented greater than 10% of total sales for the year ended December 31, 2007, 2006 and 2005.

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

	Net Sales			Property, Plant and Equipment
	Year-ended	Year-ended	Year-ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007	2006
North America (primarily U.S.)	$424,031	$332,647	$288,883	$84,850	$50,673
Europe	137,908	113,799	59,176	29,767	29,865
Asia and other	22,437	15,839	15,406	1,993	1,849

Total	$584,376	$462,285	$363,465	$116,610	$82,387

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

The net assets of our foreign subsidiaries at December 31, 2007 and 2006 were $55.6 million and $46.8 million, respectively.

The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

Approximately 20.3% of the Company’s labor force (15.5% and 32.3% in the United States and Europe, respectively) is represented by collective bargaining agreements.

15.	Restructuring, Asset Impairment and Transition Expenses

During 2007, the Company adopted two restructuring programs. The first is intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (Altra Plan). The second is related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (TB Wood’s Plan). The plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual has been recorded as part of purchase price accounting. The total restructuring charge for the year to date periods ended December 31, 2007 was $2.4 million, which is comprised of $0.2 million of non-cash asset impairment and losses on sale of assets and $2.2 million of other restructuring expenses.

The Company’s total restructuring expense, by major component for the year to date period ended December 31, 2007 were as follows:

	Altra Plan	TB Wood’s Plan	Total

Expenses
Non-cash asset impairment and loss on sale of fixed asset	$215	$—	$215
Other cash expenses
Moving and relocation	1,055	267	1,322
Severance	718	—	718
Other	144	—	144

Total cash expenses	1,917	267	2,184

Total restructuring expenses	$2,132	$267	$2,399

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and December 31, 2007:

	Altra Plan	TB Wood’s Plan	Total

Balance at December 31, 2006	$—	$—	$—
Restructuring expense incurred	2,132	267	2,399
Accruals established as part of purchase accounting related to severance	—	1,741	1,741
Cash payments	(1,468)	(979)	(2,447)
Non-cash loss on disposal of fixed assets	(215)	—	(215)

Balance at December 31, 2007	$449	$1,029	$1,478

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects to incur an additional $0.7 million of severance expense in 2008 and $0.2 million of moving and relocation expense.

16.	Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year Ending December 31:	Operating Leases	Capital Leases

2008	$4,452	$1,069
2009	3,090	894
2010	2,199	805
2011	1,600	765
2012	1,357	215
Thereafter	3,009	34

Total lease obligations	$15,707	3,782

Less amounts representing interest		(440)

Present value of minimum capital lease obligations		$3,342

Net rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $6.8 million, $6.6 million and $4.3 million, respectively.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company. Colfax and other sellers have agreed to indemnify the Company for certain pre-existing matters up to agreed upon limits.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Unaudited Quarterly Results of Operations:

Year ending December 31, 2007

	Fourth	Third	Second	First

Net Sales	$150,864	$147,278	$153,528	$132,706
Gross Profit	42,421	41,681	43,117	38,048
Net income from continuing operations	1,933	3,424	4,336	3,768
Net income (loss) from discontinued operations	(3,353)	886	466	—

Net income	(1,420)	4,310	4,802	3,768

Earnings per share — Basic
Net income from continuing operations	$0.08	$0.14	$0.19	$0.17
Net income from discontinued operations	$(0.14)	$0.03	$0.03	—
Net income	$(0.06)	$0.17	$0.22	$0.17
Earnings per share — Diluted
Net income from continuing operations	$0.07	$0.13	$0.19	$0.16
Net income from discontinued operations	$(0.12)	$0.04	$0.02	—

Net income	$(0.05)	$0.17	$0.21	$0.16

Year ending December 31, 2006

	Fourth	Third	Second	First

Net Sales	$114,774	$112,953	$119,774	$114,784
Gross Profit	30,897	30,425	32,273	31,854
Net income (loss)	(1,752)	3,793	3,696	3,204
Basic earnings (loss) per share	$(0.46)	$11.42	$11.13	$9.65

Diluted earnings (loss) per share	$(0.46)	$0.20	$0.19	$0.17

Information for the second and third quarter of 2007 was adjusted to reflect the discontinued operation, to make the quarterly periods comparable.

18.	Subsequent Events

On February 7, 2008, the Company’s Board of Directors approved the grant of 156,900 shares of restricted common stock to certain management and independent directors of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2007 or the Evaluation Date, our management, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level.

2.	Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Altra Holdings, Inc.

We have audited Altra Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Altra Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Altra Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Altra Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income (loss), convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Altra Holdings, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

(c)	Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

See Item 16 (b) Schedule I — Condensed Financial Information of Registrant

See Item 21(b) Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number		Description

2	.1(1)*	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Registrant
2	.2(1)*	Assignment and Assumption Agreement, dated as of November 21, 2004, between Registrant and Altra Industrial Motion, Inc.
2	.3(2)*	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2	.4*	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
3	.1*	Second Amended and Restated Certificate of Incorporation of the Registrant
3	.2*	Amended and Restated Bylaws of the Registrant
4	.1(3)*	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.2(3)*	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.3(2)*	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.4(3)*	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee
4	.5(5)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.6(6)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.7(1)*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4	.8(1)*	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the Subsidiary Guarantors party thereto
4	.9(2)*	Indenture, dated as of February 8, 2006, among Altra Industrial Motion Inc. the guarantors party thereto, the Bank of New York, as trustee and paying agent and the Bank of New York (Luxembourg) SA, as Luxembourg paying agent.
4	.10(3)*	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.
4	.11(5)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust as trustee
4	.12(6)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and the Bank of New York Trust as trustee
4	.13(2)*	Form of 11 1/4% Senior Notes due 2013 (included in Exhibit 4.10)
4	.14(2)*	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, Jefferies & Company, Inc. and Jefferies International Limited, as initial purchasers
4	.14*	Amended and Restated Stockholders Agreement, dated January 6, 2005, among the Registrant and the stockholders listed therein
4	.15*	First Amendment to the Amended and Restated Stockholders Agreement, dated May 1, 2005, among the Registrant and the stockholders listed therein
4	.16*	Form of Common Stock Certificate
4	.17*	Second Amendment to the Amended and Restated Stockholders Agreement among the Registrant and the stockholders listed therein
10	.1(1)*	Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger
10	.2(3)*	Security Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.

Exhibit
Number		Description

10	.3(1)*	Patent Security Agreement, dated as of November 30, 2004, among Kilian Manufacturing Corporation, Warner Electric Technology LLC, Formsprag LLC, Boston Gear LLC, Ameridrives International, L.P. and The Bank of New York Trust Company, N.A..
10	.4(1)*	Trademark Security Agreement, dated as of November 30, 2004, among Warner Electric Technology LLC, Boston Gear LLC and The Bank of New York Trust Company, N.A.
10	.5(1)*	Intercreditor and Lien Subordination Agreement, dated as of November 30, 2004, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A. and Altra Industrial Motion, Inc.
10.6		Agreement, dated as of September 19, 2007 between Ameridrives International, L.P. and United Steel Workers of America Local 3199-10
10.7		Labor Agreement, dated as of August 13, 2007, between Warner Electric LLC (formerly Warner Electric Inc.) and International Association of Machinists and Aerospace Works, AFL-CIO, and Aeronautical Industrial District Lode 776, Local Lodge 2771
10	.8*	Labor Agreement, dated May 17, 2006, between Warner Electric LLC and United Steelworkers and Local Union No. 3245
10	.9*	Labor Agreement, dated June 6, 2005, between Formsprag LLC and UAW Local 155
10	.10(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt.
10	.11(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Carl Christenson.
10.12		Employment Agreement, dated as of December 14, 2007, among Altra Industrial Motion, Inc., the Registrant and Christian Storch.
10	.13(1)*	Registrant’s 2004 Equity Incentive Plan
10	.14*	Amendment to Registrant’s 2004 Equity Incentive Plan
10	.21(7)*	Second Amendment to Registrant’s 2004 Equity Incentive Plan
10	.15*	Form of Registrant’s Restricted Stock Award Agreement
10	.16*	Subscription Agreement, dated November 30, 2004, among Registrant, the preferred purchasers and the common purchasers as listed therein.
10	.18(1)*	Transition Services Agreement, dated as of November 30, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.
10	.19(1)*	Trademarks and Technology License Agreement, dated November 30, 2004, among Registrant, Colfax Corporation and Altra Industrial Motion, Inc.
10	.22(8)*	First Amendment to Employment Agreement, dated December 5, 2006, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt
10	.23*	Form of Amendment to Restricted Stock Agreements with Michael Hurt
10	.24*	Form of Transition Agreement
10	.28*	First Amendment to Credit Agreement, dated as of December 30, 2004, among Altra Industrial Motion, Inc. the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10	.29*	Second Amendment to Credit Agreement, dated as of January 14, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wels Fargo Foothill, Inc.
10	.30*	Third Amendment to Credit Agreement, dated as of January 31, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10	.31*	Fourth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10	.32(4)*	Supplement Number 1 to Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporate, TB Wood’s Corporation, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.
10	.33(4)*	Supplement Number 2 to Security Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.

Exhibit
Number		Description

10	.34(4)*	Fifth Amendment to, and Consent and Waiver under, Credit Agreement and Joinder to Loan Documents, dated April 5, 2007, by and among, Altra Industrial Motion, Inc., as Administrative Borrower for the borrowers of each of the New Loan Parties, the Lenders thereto and Wells Fargo Foothill, Inc.
10	.35(4)*	Credit Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent
10	.36(4)*	Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporate, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.
10	.37(4)*	Patent Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporate, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill
10	.38(4)*	Trademark Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.
10	.39(4)*	Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of April 5, 2007, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., Altra Industrial Motion, Inc. and certain subsidiaries of Altra
10	.40(4)*	Intercompany Subordination Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.
10	.41(4)*	Patent Security Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.
10	.42(4)*	Trademark Security Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.
10	.43(4)*	Patent Security Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.
10	.44(4)*	Trademark Security Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.
21	.1*	Subsidiaries of Altra Holdings, Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Altra Industrial Motion, Inc. Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K (File. No. 333-124944) filed with the Securities and Exchange Commission on May 15, 2006.

(4)	Incorporated by reference to Altra Industrial Motion, Inc’s Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 8, 2007.

(5)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on March 28, 2007.

(6)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on April 11, 2007.

(7)	Incorporate by reference to Altra Industrial Motion, Inc. Registration Statement on Form S-1/A (File No. 333-124944) filed with the Securities and Exchange Commission on December 4, 2006.

(8)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on December 5, 2006.

*	Filed previously.

Item 16(b)

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December
	2007	2006
	(Amounts in thousands, except shares amounts)

ASSETS
Current assets	$10,709	$—

Investment in subsidiaries	135,723	79,519

	$146,432	$79,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accruals and other current liabilities	—	103

Total liabilities	$—	$103

Stockholders’ equity	146,432	79,416

	$146,432	$79,519

See accompanying notes.

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year-Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Condensed Statement of Operations
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	51	20	59
Research and development expenses	—	—	—

Loss from operations	(51)	(20)	(59)
Interest expense	—	1,957	2,449
Equity in earnings of subsidiaries	11,511	10,363	4,444

Income before income taxes	11,460	8,386	1,936
Benefit for income taxes	—	(555)	(568)

Net income	$11,460	$8,941	$2,504

Condensed Statement of Comprehensive Income (Loss)
Pension liability adjustment	482	696	(700)
Foreign currency translation adjustment	4,505	677	(6,400)

Other comprehensive income (loss)	4,987	1,373	(7,100)

Comprehensive income (loss)	$16,447	$10,314	$(4,596)

ALTRA HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$11,460	$8,941	$2,504
Undistributed equity in earnings of subsidiaries	(11,511)	(10,363)	(4,444)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and write-off of deferred loan costs	—	287	48
Stock based compensation	—	—	59
Provision for deferred taxes	—	—	(23)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	9	(1,150)	44

Net cash used in continuing operating activities	(42)	(2,285)	(1,812)
Cash flows from investing activities:	—	—	—
Proceeds from sale of Electronics	10,828

Net cash provided by investing activities	10,828
Cash flows from financing activities:
Proceeds from initial public offering	—	41,850	—
Proceeds from secondary public offering	49,592
Initial public offering transaction costs	(2,180)	(1,176)	—
Proceeds from sale of preferred stock	—	—	400
Payment of paid-in-kind interest	—	—	(198)
Proceeds from issuance of subordinated notes	—	—	—
Payment of subordinated notes	—	(14,000)	—
Payment of debt issuance costs	—	—	—
Change in affiliate debt	(46,297)	(24,389)	1,610

Net cash provided by financing activities	1,115	2,285	1,812

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$11,901	$—	$—

Non-Cash Financing:
Accrual of initial public offering costs	$—	$1,304	$—
Conversion of preferred stock	$—	$35,500	$—

See accompanying notes

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

The Company’s wholly owned subsidiary, Altra Industrial Motion, Inc. (Altra Industrial), issued 9% senior secured notes in an aggregate principal amount of $270.0 million due in 2011 (the Notes). The Notes are secured on a second-priority basis, by security interests in substantially all of the Company’s domestic restricted subsidiaries. The indenture governing the Notes contains covenants which restrict the Company’s restricted subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in the Company’s subsidiaries; and create liens. The net assets of the domestic restricted subsidiaries were $335.9 million and $211.4 million at December 31, 2007 and 2006, respectively.

During 2007, the Company redeemed £29.1 million aggregate principal amount of the outstanding Senior Notes. In connection with the redemption, Altra Industrial expensed $2.0 million of deferred financing costs and incurred $7.5 million of a pre-payment premium.

The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by Altra Industrial prior to such maturity date. As of December 31, 2007, the remaining principal balance outstanding was £3.9 million, or $7.8 million.

Item 21(b)

Altra Holdings, Inc.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance at
	Beginning of			Balance at
Reserve for Excess, Slow-Moving and Obsolete Inventory:	Period	Additions	Deductions	End of Period

For the year ended December 31, 2005	$6,361	$2,385	$(1,903)	$6,843
For the year ended December 31, 2006	6,843	5,596	(2,276)	10,163
For the year ended December 31, 2007	$10,163	$7,170	$(3,926)	$13,407

	Balance at
	Beginning of			Balance at
Reserve for Uncollectible Accounts:	Period	Additions	Deductions	End of Period

For the year ended December 31, 2005	$1,424	$687	$(314)	$1,797
For the year ended December 31, 2006	1,797	923	(703)	2,017
For the year ended December 31, 2007	$2,017	$682	$(1,151)	$1,548

	Balance at
	Beginning of			Balance at
Income Tax Assets Valuation Allowance:	Period	Additions	Deductions	End of Period

For the year ended December 31, 2005	$18,374	—	$(1,985)	$16,389
For the year ended December 31, 2006	16,389	1,252	(16,389)	1,252
For the year ended December 31, 2007	$1,252	$84	—	$1,336

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

By:	/s/ Michael L. Hurt
Name:     Michael L. Hurt

Title:	Chairman and Chief Executive Officer

March 17, 2008

By:	/s/ Christian Storch
Name:     Christian Storch

Title:	Chief Financial Officer

March 17, 2008

By:	/s/ Edmund M. Carpenter
Name:     Edmund M. Carpenter

Title:	Director

March 17, 2008

By:	/s/ Todd Patriacca
Name:     Todd Patriacca

Title:	Chief Accounting Officer

March 17, 2008

By:	/s/ Lyle G. Ganske
Name:     Lyle G. Ganske

Title:	Director

March 17, 2008

By:	/s/ Michael S. Lipscomb
Name:     Michael S. Lipscomb

Title:	Director

March 17, 2008

By:	/s/ Larry P. McPherson
Name:     Larry P. McPherson

Title:	Director

March 17, 2008

By:	/s/ James H. Woodward, Jr.
Name:     James H. Woodward, Jr.

Title:	Director

March 17, 2008