Form 10-Q
period 2008-03-29
Altra Holdings, Inc.
filed 2008-05-07
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-33209
ALTRA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1478870 (I.R.S. Employer Identification No.)

14 Hayward Street, Quincy, Massachusetts (Address of principal executive offices)	02171 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 1, 2008, 26,407,499 shares of Common Stock, $.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheet
Amounts in thousands, except share amounts

	March 29,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,962	$45,807
Trade receivables, less allowance for doubtful accounts of $1,387 and $1,548	90,371	73,248
Inventories	102,104	101,835
Deferred income taxes	8,704	8,286
Receivable from sale of Electronics Division	—	17,100
Prepaid expenses and other	7,364	5,578
Assets held for sale	4,676	1,161

Total current assets	272,181	253,015
Property, plant and equipment, net	114,965	116,610
Intangible assets, net	88,175	88,943
Goodwill	115,535	114,979
Deferred income taxes	145	231
Other assets	5,800	6,747

Total assets	$596,801	$580,525

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,780	$41,668
Accrued payroll	16,435	16,988
Accruals and other liabilities	25,584	22,001
Taxes payable	3,441	—
Deferred income taxes	8,060	8,060
Current portion of long-term debt	3,372	2,667

Total current liabilities	99,672	91,384
Long-term debt, less current portion and net of unaccreted discount and premium	287,676	291,399
Deferred income taxes	24,964	24,490
Pension liabilities	13,046	13,431
Other post retirement benefits	2,953	3,170
Long-term taxes payable	5,717	5,911
Other long term liabilities	4,389	4,308
Commitments and Contingencies (Note 17)	—	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,476,884 and 21,467,502 issued and outstanding at March 29, 2008 and December 31, 2007, respectively)	25	25
Additional paid-in capital	128,069	127,653
Retained earnings	25,391	16,831
Accumulated other comprehensive income	4,899	1,923

Total stockholders’ equity	158,384	146,432

Total liabilities and stockholders’ equity	$596,801	$580,525

See accompanying notes

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
Amounts in thousands, except per share data
(unaudited)

	Quarter Ended
	March 29,	March 31,
	2008	2007
Consolidated Statement of Income
Net sales	$163,182	$132,706
Cost of sales	115,384	94,658

Gross profit	47,798	38,048
Selling, general and administrative expenses	24,713	20,827
Research and development expenses	1,731	1,294
Restructuring charges	733	793

Income from operations	20,621	15,134
Interest expense, net	7,441	9.148
Other non-operating income , net	(626)	(47)

Income from continuing operations before income taxes	13,806	6,033
Provision for income taxes	4,849	2,265

Net income from continuing operations	8,957	3,768

Net income from discontinued operations, net of taxes of $124	(397)	—

Net income	$8,560	$3,768

Consolidated Statement of Comprehensive Income
Foreign currency translation adjustment	2,976	439

Comprehensive income	$11,536	$4,207

Weighted average common shares outstanding:
Basic	25,472	21,880
Diluted	26,063	22,878
Earnings per share – Basic:
Net income from continuing operations	$0.35	$0.17
Net income from discontinued operations	$(0.01)	$—

Net income	$0.34	$0.17

Earnings per share – Diluted
Net income from continuing operations	$0.34	$0.16
Net income from discontinued operations	$(0.01)	$—

Net income	$0.33	$0.16

See accompanying notes

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Quarter Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,560	$3,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,105	3,474
Amortization of intangible assets	1,435	991
Amortization and write-offs of deferred loan costs	599	1,076
(Income) loss on foreign currency, net	(374)	38
Accretion of debt discount and premium, net	179	236
Loss on sale of fixed assets	128	112
Stock based compensation	416	257
Changes in operating assets and liabilities:
Trade receivables	(15,986)	(12,282)
Inventories	413	(1,024)
Accounts payable and accrued liabilities	5,701	(4,299)
Other current assets and liabilities	(1,626)	1,619
Other operating assets and liabilities	329	10

Net cash provided by (used in) operating activities	3,879	(6,024)
Cash flows from investing activities:
Purchases of fixed assets	(4,494)	(1,034)
Proceeds from sale of Electronics Division	17,000	—

Net cash provided by (used in) investing activities	12,506	(1,034)
Cash flows from financing activities:
Borrowings under revolving credit agreement	—	520
Payments on revolving credit agreement	(1,723)	(520)
Payments on senior notes	(1,346)	(22,673)
Initial public offering transaction costs	—	(1,071)
Payments on mortgages	(133)	—
Payments on capital leases	(256)	(250)

Net cash used in financing activities	(3,458)	(23,994)

Effect of exchange rates on cash	228	113

Increase (decrease) in cash and cash equivalents	13,155	(30,939)
Cash and cash equivalents, beginning of period	45,807	42,527

Cash and cash equivalents, end of period	$58,962	$11,588

Cash paid during the period for:
Interest	$3,234	$7,844
Income Taxes	$2,489	$6,406

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$—	$1,655
See accompanying notes

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”) is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
2. Basis of Presentation
     The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). These acquisitions are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of March 29, 2008 and for the quarters ended March 29, 2008 and March 31, 2007.
     The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 29,	March 31,
	2008	2007
Net income from continuing operations	$8,957	$3,768
Net income from discontinued operations	(397)	—

Net Income	$8,560	$3,768

Shares used in net income per common share – basic	25,472	21,880
Effect of dilutive securities:
Incremental shares of unvested restricted common stock	591	998
Preferred Stock	—	—

Shares used in net income per common share – diluted	26,063	22,878
Earnings per share – Basic:
Net income from continuing operations	$0.35	$0.17
Net income from discontinued operations	$(0.01)	—

Net income	$0.34	$0.17

Earnings per share – Diluted
Net income from continuing operations	$0.34	$0.16
Net income from discontinued operations	$(0.01)	—

Net income	$0.33	$0.16

4. Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The adoptions of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
          The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, property, plant and equipment. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.
5. Discontinued Operations
          On December 31, 2007, the Company completed the divestiture of its TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
          As of December 31, 2007, $11.9 million of cash had been received from Vacon for the purchase of the Electronics Division. The remaining $17.1 million was recorded as a receivable for sale of Electronics Division on the consolidated balance sheet, which was received in January 2008. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company determined that the Electronics Division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics Division have been segregated from the continuing operations in the consolidated statements of income and comprehensive income for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.
          In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the Agreement, the Company will provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During the first quarter of 2008, $0.2 million was recorded against cost of sales and $0.4 million as an offset to selling, general and administrative. The Company also leases building space to Vacon. The Company recorded $0.2 million of lease income in other income in the condensed consolidation statement of income during the first quarter of 2008.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
          Income from discontinued operations in the first quarter 2008 was comprised of a purchase price working capital adjustment of $200 before taxes, which increased the previously recorded gain on sale, partially offset by an adjustment to deferred taxes of $290.
6. Inventories
     Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at March 29, 2008 and December 31, 2007 consisted of the following:

	March 29,	December 31,
	2008	2007
Raw materials	$36,165	$33,601
Work in process	21,273	20,376
Finished goods	44,666	47,858

Inventories, net	$102,104	$101,835

     Approximately 15% of total inventories at March 29, 2008 were valued using the LIFO method. For the quarter to date period ended March 29, 2008, a $0.2 million LIFO provision was recorded as a component of cost of sales in the accompanying statement of income and comprehensive income.
     All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less costs to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. As of March 29, 2008, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $1.2 million.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Goodwill and Intangible Assets
A roll forward of goodwill from December 31, 2007 through March 29, 2008 was as follows:

Goodwill
Balance December 31, 2007	$114,979
Adjustments to acquisition related tax contingencies	(194)
Impact of changes in foreign currency	750

Balance March 29, 2008	$115,535

Other intangible assets as of March 29, 2008 and December 31, 2007 consisted of the following:

	March 29, 2008		December 31, 2007
		Accumulated		Accumulated
Other Intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	11,555	62,038	10,139
Product technology and patents	5,232	2,367	5,232	2,348
Impact of changes in foreign currency	4,097	—	3,430	—

Total intangible assets	$102,097	$13,922	$101,430	$12,487

The Company recorded $1.4 million and $1.0 million of amortization expense for the quarters ended March 29, 2008 and March 31, 2007, respectively.
The estimated amortization expense for intangible assets is approximately $4.1 million for the remainder of 2008 and $5.5 million in each of the next four years and then $27.2 million thereafter.
8. Assets Held for Sale
          During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Wood’s acquisition is to be combined with the Company’s remaining facilities in 2008. In the first quarter of 2008, management entered into a plan to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were the operating facilities for the Electronics Division. The Company currently leases the space to Vacon. The net book value for all of the buildings is less than the fair market value less cost to sell and therefore no impairment loss has been recorded. In accordance with SFAS 144, the buildings are classified as an asset held for sale in the consolidated balance sheet.
9. Warranty Costs
Changes in the carrying amount of accrued product warranty costs for the quarters ended March 29, 2008 and March 31, 2007 are as follows:

	March 29,	March 31,
	2008	2007
Balance at beginning of period	$4,098	$2,083
Accrued warranty costs	608	326
Payments and adjustments	(1,493)	(208)

Balance at end of period	$3,213	$2,201

10. Income Taxes

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The estimated effective income tax rates recorded for the quarters ended March 29, 2008 and March 31, 2007 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate for continuing operations from 37.4% at March 31, 2007 to 35.1% at March 29, 2008, principally relates to a change in the earnings mix among tax jurisdictions. The 2008 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. At March 29, 2008, the Company had $3.9 million of unrecognized tax benefits, of which $1.2 million, if recognized would reduce the Company’s effective tax rate and $2.7 million would result in a decrease to goodwill. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income. At December 31, 2007 and March 29, 2008, the Company had $1.7 million and $1.8 million of accrued interest and penalties, respectively.
11. Pension and Other Employee Benefits
Defined Benefit (Pension) and Postretirement Benefit Plans
     The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees in connection with its acquisition of certain subsidiaries of Colfax on November 30, 2004..
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 29, 2008 and March 31, 2007:

	Quarter Ended
	Pension Benefits		Other Benefits
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$16	$65	$15	$18
Interest cost	378	336	52	49
Expected return on plan assets	(326)	(268)	—	—
Amortization of prior service cost (income)	—	2	(243)	(243)
Amortization of net (gain)	—	—	(6)	(53)

Net periodic benefit cost (income)	$68	$135	$(182)	$(229)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
12. Long-Term Debt
Long-term debt obligations at March 29, 2008 and December 31, 2007 were as follows:

	March 29,	December 31,
	2008	2007
Revolving credit agreement	$—	$—
TB Wood’s revolving credit agreement	6,000	7,700
Overdraft agreements	—	—
9% Senior Secured Notes	270,000	270,000
11.25% Senior Notes	6,531	7,790
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,695	2,639
Capital leases	3,154	3,449
Less: debt discount and premium, net of accretion	(2,632)	(2,812)

Total long-term debt	291,048	294,066

Revolving Credit Agreement
     The Company maintains a $30 million revolving borrowings facility with a commercial bank (the “Revolving Credit Agreement”) through its wholly owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. Altra Industrial may use up to $10.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to Altra Industrial. Altra Industrial may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2010.
     Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at March 29, 2008.
     There were no borrowings under the Revolving Credit Agreement at March 29, 2008 and December 31, 2007. However, the lender had issued $7.3 million and $6.5 million of outstanding letters of credit as of March 29, 2008 and December 31, 2007, respectively, under the Revolving Credit Agreement.
     In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced a $13.0 million existing line of credit agreement through TB Wood’s (the “TB Wood’s Credit Agreement”) with a commercial bank. As of March 29, 2008, there was $6.0 million outstanding under the TB Wood’s Credit Agreement, and $7.0 million of outstanding letters of credit. All borrowings under the TB Wood’s Credit Agreement must be repaid in full as of November 30, 2010.
Overdraft Agreements
     Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 29, 2008 or December 31, 2007 under any of the overdraft agreements.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is approximately 9.6% after consideration of the amortization of $5.5 million net discount and $6.5 million of deferred financing costs.
     The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at March 29, 2008.
11.25% Senior Notes
     On February 8, 2006, the Company issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 12.4%, after consideration of the $0.6 million of deferred financing costs (included in other assets). The Senior Notes mature on February 13, 2013.
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Notes at March 29, 2008.
     On March, 19, 2008, Altra Industrial retired £0.7 million, or $1.3 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.1 million of pre-payment premium.
     As of March 29, 2008, the remaining principal balance outstanding on the Senior Notes was £3.3 million, or $6.5 million, and the effective rate of interest including the amortization of deferred financing costs was 12.7%.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (2.36% interest at March 29, 2008), and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.
     During the first quarter of 2008, the Company formulated a plan to sell the building in Chattanooga, Tennessee. According to the terms of the debt agreement, if Altra Industrial sells the building, the debt will have to be paid in full. As a result, the debt is classified as a current liability on the condensed consolidated balance sheet.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of March 29, 2008 and December 31, 2007, the mortgage had a remaining principal balance outstanding of €1.7 million, or ($2.7 million) and €1.8 million or ($2.6 million), respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.2 million and $3.4 million at March 29, 2008 and December 31, 2007, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
13. Stockholder’s Equity
     As of March 29, 2008, the Company had 10,000,000 shares of undesignated Preferred Stock authorized (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 29, 2008.
Stock-Based Compensation
     In January 2005, the Company’s Board of Directors established the 2004 Equity Incentive Plan (the “Plan”) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company The restricted shares of common stock issued pursuant to the Plan generally vest ratably between 3.5 to 5 years, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions.
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended March 29, 2008 and March 31, 2007 was $0.4 million ($0.3 million net of tax) and $0.3 million ($0.2 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the vesting period.
     The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ending March 29, 2008:

		Weighted-average
		grant date fair
	Shares	value
Restricted shares unvested December 31, 2007	1,120,865	$3.76
Shares granted	157,762	$13.59
Shares for which restrictions lapsed	(348,012)	$3.37

Restricted shares unvested March 29, 2008	930,615	$4.97

          Total remaining unrecognized compensation cost is approximately $4.5 million as of March 29, 2008, and will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the first quarter 2008 was $5.5 million. Subsequent to the initial public offering of the Company, restricted shares granted were valued based on the fair market value of the stock on the date of grant.
14. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation March 3, 2008. The Company sold approximately $1.3 million and $1.5 million to divisions of Joy Global, Inc. in the quarter ended March 29, 2008 and March 31, 2007, respectively. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
15. Concentrations of Credit, Business Risks and Workforce
     Financial instruments which are potentially subject to concentrations of credit risk consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.
     Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.
     No single customer represented 10% or more of the Company’s sales for either of the quarters ended March 29, 2008 and March 31, 2007.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     Approximately 20.0% of the Company’s labor force (14.3% and 51.8% in the United States and Europe, respectively) is represented by collective bargaining agreements.
16. Geographic Information
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

	Net Sales
	Quarter Ended		Property, Plant and Equipment
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
North America (primarily U.S.)	$118,703	$93,279	$82,191	$50,454
Europe	38,239	35,580	30,355	29,143
Asia and other	6,240	3,947	2,419	1,790

Total	$163,182	$132,706	$114,965	$81,387

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity which holds such assets.
The net assets of foreign subsidiaries at March 29, 2008 and March 31, 2007 were $59.9 million and $47.7 million, respectively.
     The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
17. Commitments and Contingencies
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
     The Company is indemnified under the terms of certain acquisition agreements for pre-existing matters up to agreed upon limits.
18. Restructuring, Asset Impairment and Transition Expenses
     During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual has been recorded as part of purchase price accounting. The Company’s total restructuring expense, by major component for the quarter ended March 29, 2008 were as follows:

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

		TB Wood’s
	Altra Plan	Plan	Total
Expenses
Non-cash asset impairment and loss on sale of fixed asset	$70	$—	$70
Other cash expenses	—	—	—
Moving and relocation	122	61	183
Severance	480	—	480

Total cash expenses	602	61	663

Total restructuring expenses	$672	$61	$733

The following is a reconciliation of the accrued restructuring costs between December 31, 2007 and March 29, 2008:

		TB Wood’s
	Altra Plan	Plan	Total
Balance at December 31, 2007	$449	$1,029	$1,478
Restructuring expense incurred	672	61	733
Cash payments	(293)	(655)	(948)
Non-cash loss on disposal of fixed assets	(70)	—	(70)

Balance at March 29, 2008	$758	$435	$1,193

     The Company expects to incur an additional $1.0 million in severance expense over the remainder of the Altra Plan restructuring program, and an additional $0.6 million of moving and relocation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of the financial condition and results of operations of Altra Holdings, Inc. should be read together with the audited financial statements of Altra Holdings, Inc. and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
General
     We are a leading global designer, producer and marketer of a wide range of mechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct original equipment manufacturers (“OEM”) and over 3,000 distributor outlets. We are headquartered in Quincy, Massachusetts.
     Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered belted drives, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries, including energy, general industrial, material handling, mining, transportation and turf and garden. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd, Warner Linear, and Saftek. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Management believes there have been no significant changes in our critical accounting policies since December 31, 2007. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The adoptions of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, property, plant and equipment. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.
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
     EBITDA has important limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (“GAAP”). For example, EBITDA does not reflect:
•	cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, working capital needs;

•	the significant interest expense, or the cash requirements necessary to service interest or principal payments on debts;

•	tax distributions that would represent a reduction in cash available to us; and

•	any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.
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

Results of Operations

	Quarter Ended
	March 29,	March 31,
	2008	2007
	(Amounts in thousands)
Net sales	$163,182	$132,706
Cost of sales	115,384	94,658

Gross profit	47,798	38,048
Gross profit percentage	29.3%	28.7%
Selling, general and administrative expenses	24,713	20,827
Research and development expenses	1,731	1,294
Restructuring charges	733	793

Income from continuing operations	20,621	15,134
Interest expense, net	7,441	9,148
Other non-operating income, net	(626)	(47)

Income from continuing operations before income taxes	13,806	6,033
Provision for income taxes	4,849	2,265

Net income from continuing operations	8,957	3,768

Income from discontinued operations	(397)	0

Net income	8,560	3,768

Quarter Ended March 29, 2008 Compared with Quarter Ended March 31, 2007
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Net sales	$163,182	$132,706	$30,476	23.0%
     The increase in net sales was primarily due to the 2007 acquisitions of TB Wood’s and All Power which contributed $22.8 million of quarterly sales. The remaining increase in net sales was due to price increases, strong after market sales, the strength of several key markets including energy, primary metals and mining and the impact of a stronger Euro and British Pound Sterling.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Gross profit	$47,798	$38,048	$9,750	25.6%

Gross profit as a percentage of net sales	29.3%	28.7%
     The increase in gross profit was primarily due to the 2007 acquisitions of TB Wood’s and All Power which added gross profit of $5.9 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra business system, including lean management with emphasis on quality, delivery, and operational cost improvements. Gross profit also increased due to the stronger Euro and British Pound Sterling.
     Cost of sales benefited from warehousing fees of $0.2 million billed as a part of our transition services which was entered into in connection with the sale of TB Wood’s Electronics Division. These warehousing services may be provided until December 31, 2009.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$24,713	$20,827	$3,886	15.7%

SG&A as a percentage of sales	15.1%	15.7%
     The SG&A increase was due primarily to the inclusion of TB Wood’s and All Power’s G&A in the first quarter 2008 which added $3.2 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage increases. SG&A as a percentage of sales decreased primarily due to the leverage achieved by reducing duplicate costs between the Company and TB Wood’s.
     SG&A was net of a credit of $0.4 million for billings related to our transition services agreement for sales commissions, information technology, accounts payable and payroll services. These transition services may be provided until December 31, 2009.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Research and development expenses (“R&D”)	$1,731	$1,294	$437	33.8%
     R&D increased primarily due to the inclusion of TB Wood’s in the quarter ended March 29, 2008, which amounted to $0.4 million additional R&D.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Restructuring expenses	$733	$793	$(60)	(8.2%)
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). We recorded approximately $0.6 million in the first quarter of 2008 of restructuring expenses for moving and relocation, and severance pay. Non-cash asset impairment was $0.1 million for the quarter ended March 29, 2008.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Interest expense, net	$7,441	$9,148	$(1,707)	(18.7%)
     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during Q1 2008, which resulted in lower interest and lower prepayment penalties and other fees of $3.7 million compared to the prior year’s quarter. This was offset by $2.4 million of interest associated with the Senior Secured Notes that were issued in the second quarter of 2007. For a description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Other non-operating income, net	$(626)	$(47)	$579	N/A
     Other non-operating income included rental income of $0.2 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. The remaining increase was primarily the net gain on foreign currency transactions.

	Quarter Ended
Earnings before interest taxes depreciation & amortization	March 29, 2008	March 31, 2007	Change	%

EBITDA	$26,390	$19,600	$6,790	34.6%
     To reconcile EBITDA to net income for the quarter ended March 29, 2008, we added back to net income $4.8 million provision for income taxes, $7.4 million of net interest expense and $5.5 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended March 31, 2007, we added back to net income $2.3 million provision for income taxes, $9.1 million of net interest expense and $4.5 million of depreciation and amortization expenses. The EBITDA increase was due to the acquisition of TB Wood’s and All Power’s EBITDA of $3.9 million, strategic price increases, sales volume gains in our base products, and cost savings measures.

	Quarter Ended
	March 29, 2008	March 31, 2007	Change	%

Provision for income taxes, continuing operations	$4,849	$2,265	$2,584	53.3%

Provision for income taxes as a % of income before taxes	35.1%	37.5%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007. Since the purchase of TB Wood’s occurred after the first quarter of 2007, there is no impact on the first quarter 2007, however, the Electronics Division’s operating activity for the remaining quarters of 2007 will be reclassified as a discontinued operation. For the approximately nine-month period from April 5, 2007 to December 31, 2007, the Electronics Division recorded $28.7 million in sales, income before taxes of $4.1 million, and net loss after taxes of $2 million, which will be classified as discontinued operations in the remaining three quarters of 2007 for comparative purposes.
     Income from discontinued operations in the first quarter 2008 was comprised of a purchase price working capital adjustment of $200 before taxes, which increased the previously recorded gain on sale, partially offset by an adjustment to deferred taxes of $290.
Liquidity and Capital Resources
Net Cash

	March 29, 2008	December 31, 2007
	(in thousands)

Cash and cash equivalents	$58,962	$45,807
Cash and cash equivalents increased $13.2 million in the first quarter 2008 due to the following:

     Net cash provided by operating activities for the first quarter 2008 of $3.9 million resulted mainly from cash provided by net income of $8.6 million, plus the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, accretion of debt discount/premium and deferred financing costs of $6.9 million, offset by a net increase in operating assets and liabilities of $11.2 million, due mainly to a $16.0 million increase in trade receivables, partially offset by higher accounts payable and accrued liabilities and $0.4 million of income from foreign currency. The increase in A/R was primarily due to record sales in March 2008 versus December 2007 and timing of payments from certain large customers who paid balances in full at December 31, 2007.
     Net cash received from investing activities of $12.5 million for the first quarter 2008 resulted primarily from $17.0 million from the proceeds from the sale of the Electronics Division, offset by the purchase of manufacturing equipment of $4.5 million.
     Net cash used by financing activities of $3.5 million for the first quarter 2008 consisted primarily of payments on the TB Wood’s revolving line of credit of $1.7 million, payments on the Senior Notes of $1.3 million, payments on mortgages of $0.1 million and payments of capital lease obligations of $0.3 million.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See Note 12 to the Condensed Consolidated Financial Statements for explanation of our senior revolving credit facility and other indebtedness. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the acquisitions of subsidiaries of Colfax Corporation and of Hay Hall and TB Wood’s. As of March 29, 2008, taking into account these transactions, we had approximately $293.7 million of total indebtedness outstanding including capital leases and mortgages. We expect our interest expense, arising from our existing debt, to be approximately $28.1 million on an annual basis, through the maturity of the $270.0 million of Senior Secured Notes, which are due December 1, 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of March 29, 2008, there were no outstanding borrowings, but there were $7.3 million of outstanding letters of credit issued under our senior revolving credit facility.
     We had $6.0 million principal borrowings outstanding and $7.0 million of outstanding letters of credit as of March 29, 2008 under the TB Wood’s $13.0 million revolving credit facility, which is due in 2010.
          We made capital expenditures of approximately $4.5 million and $6.8 million in the quarters ended March 29, 2008 and March 31, 2007, respectively. These capital expenditures will support on-going manufacturing requirements.
     We have cash funding requirements associated with our pension plan which are estimated to be $1.8 million for the remainder of 2008, $5.7 million in 2009, $1.3 million for 2010, $2.0 million for 2011, and $2.1 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the section entitled “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations
     As of March 29, 2008, the outstanding principal balance of our Senior Notes was £3.3 million, or approximately $6.5 million. The remaining principal balance is due February 13, 2013.
     In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of March 29, 2008, the remaining principal balance on our Senior Secured Notes was $270.0 million. The balance is due December 1, 2011.
     From time to time the Company may repurchase its 9% senior secured notes or the 11 1/4% senior notes in open market transactions or privately negotiated transactions.
     In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. We expect to pay the bonds associated with the Chattanooga, Tennessee facility within 12 months, totaling $2.3 million. In addition, we refinanced, concurrent with the acquisition, $13.0 million of TB Wood’s revolving credit agreement. As of March 29, 2008, there is $6.0 million outstanding which is due in 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information concerning market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There were no material changes in our exposure to market risk from December 31, 2007.
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2008.
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.
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
     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2007. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2007 are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference Holdings, Inc.’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

May 7, 2008	By:	/s/ Michael L. Hurt

	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

May 7, 2008	By:	/s/ Christian Storch

	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer