Form 10-Q/A
period 2008-03-29
Altra Holdings, Inc.
filed 2008-05-16
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
     As of May 1, 2008, 26,407,499 shares of Common Stock, $.001 par value per share, were outstanding.

Page #
EXPLANATORY NOTE	3

PART II
Item 6. Exhibits	3
SIGNATURES	4
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Altra Holdings, Inc. (“the Company”) for the period ended March 29, 2008, as filed by the Company on May 7, 2008. This amendment to the Quarterly Report is being filed solely to amend the certifications appended as Exhibits 31.1 and 31.2. This amendment does not alter or affect any other part or any other information originally set forth in the Quarterly Report.
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

ALTRA HOLDINGS, INC.
May 16, 2008	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
Title Chairman and Chief Executive Officer

May 16, 2008	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

4