Form 10-Q
period 2008-06-28
Altra Holdings, Inc.
filed 2008-08-05
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of August 1, 2008, 26,392,209 shares of Common Stock, $.001 par value per share, were outstanding.

ALTRA HOLDINGS, INC.
Condensed Consollidated Balance Sheets
Amounts in thousands, except share amounts

	June 28,
	2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,232	$45,807
Trade receivable, less allowance for doubtful accounts of $1,258 and $1,548	92,672	73,248
Inventories	104,963	101,835
Deferred income taxes	8,689	8,286
Receivable from sale of Electronics (See Note 5)	—	17,100
Assets held for sale (See Note 8)	4,676	4,728
Prepaid expenses and other current assets	7,845	5,578

Total current assets	262,077	256,582

Property, plant and equipment, net	113,745	113,043
Intangible assets, net	86,479	88,943
Goodwill	115,352	114,979
Deferred income taxes	141	231
Other non-current assets	5,052	6,747

Total assets	$582,846	$580,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,941	$41,668
Accrued payroll	15,914	16,988
Accruals and other current liabilities	21,954	22,001
Deferred income taxes	8,060	8,060
Current portion of long-term debt	3,419	2,667

Total current liabilities	92,288	91,384

Long-term debt - less current portion and net of unaccreted discount and premium	272,351	291,399
Deferred income taxes	24,910	24,490
Pension liablities	12,260	13,431
Other post retirement benefits	2,634	3,170
Long-term taxes payable	5,852	5,911
Other long-term liabilities	4,366	4,308
Commitments and contingencies (See Note 17)	—	—
Shareholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,476,884 and 25,128,873 issued and outstanding at June 28, 2008 and December 31, 2007, respectively)	25	25
Additional paid-in capital	128,675	127,653
Retained earnings	35,260	16,831
Accumulated other comprehensive income	4,225	1,923

Total shareholders’ equity	168,185	146,432

Total liabilities and shareholders’ equity	$582,846	$580,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data
(Unaudited)

	Quarter Ended		Year to Date Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$167,893	$153,528	$331,075	$286,234
Cost of sales	117,506	110,411	232,890	205,069

Gross profit	50,387	43,117	98,185	81,165

Operating expenses:
Selling, general and administrative expenses	26,448	23,578	51,161	44,405
Research and development expenses	1,766	1,565	3,497	2,859
OPEB curtailment gain	(169)	—	(169)	—
Restructuring costs	335	198	1,068	991

	28,380	25,341	55,557	48,255

Income from operations	22,007	17,776	42,628	32,910

Other non-operarting income and expense:
Interest expense, net	7,713	10,726	15,154	19,874
Other non-operating (income) expense, net	(853)	131	(1,479)	84

	6,860	10,857	13,675	19,958

Income from continuing operations before income taxes	15,147	6,919	28,953	12,952
Provision for income taxes	5,278	2,583	10,127	4,848

Net income from continuing operations	9,869	4,336	18,826	8,104
Net income (loss) from discontinued operations, net of income taxes of $124 in 2008 and $220 in 2007	—	466	(397)	466

Net income	$9,869	$4,802	$18,429	$8,570

Consolidated Statement of Comprehensive Income
Foreign currency translation adjustment	(674)	821	2,302	1,260

Comprehensive income	$9,195	$5,623	$20,731	$9,830

Weighted average shares, basic	25,476	22,250	25,474	22,066
Weighted average shares, diluted	26,121	23,268	26,120	23,075

Basic earnings per share:
Net income from continuing operations	$0.39	$0.20	$0.74	$0.37
Net income (loss) from discontinued operations	—	0.02	(0.02)	0.02

Net income	$0.39	$0.22	$0.72	$0.39

Diluted earnings per share:
Net income from continuing operations	$0.38	$0.19	$0.72	$0.35
Net income (loss) from discontinued operations	—	0.02	(0.01)	0.02

Net income	$0.38	$0.21	$0.71	$0.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Year to Date ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities
Net income	$18,429	$8,570
Adjustments to reconcile net income to net cash flows:
Depreciation	8,051	8,064
Amortization of intangible assets	2,884	2,468
Amortization and write-offs of deferred loan costs	1,344	1,857
Loss (gain) on foreign currency, net	(671)	210
Accretion of debt discount and premium, net	359	415
Loss on sale of Electronics division	397
Amortization of inventory fair value adjustment	—	651
Loss on sale of fixed assets	137	112
OPEB curtailment gain	(169)	—
Stock based compensation	1,022	800
Changes in assets and liabilities:
Trade receivables	(18,077)	(14,040)
Inventories	(2,522)	(638)
Accounts payable and accrued liabilities	(2,547)	(16,109)
Other current assets and liabilities	(2,077)	3,515
Other operating assets and liabilities	57	101

Net cash provided by (used in) operating activities	6,617	(4,024)

Cash flows from investing activities
Purchase of fixed assets	(7,641)	(4,249)
Proceeds from sale of Electronics division	17,210	—
Acquisitions, net of $5,222 cash acquired	—	(117,484)

Net cash provided by (used in) investing activities	9,569	(121,733)

Cash flows from financing activities
Proceeds from issuance of senior secured notes	—	106,050
Payments on senior secured notes	(15,000)	—
Payment of debt issuance costs	—	(3,405)
Payments on senior notes	(1,346)	(33,998)
Borrowings under revolving credit agreement	—	8,315
Payments on revolving credit agreement	(1,723)	(9,120)
Payment on mortgages	(188)	—
Proceeds from secondary public offering	—	49,583
Payment of public offering costs	—	(248)
Payment on capital leases	(574)	(359)

Net cash (used in) provided by financing activities	(18,831)	116,818

Effect of exchange rate changes on cash and cash equivalents	70	788

Net change in cash and cash equivalents	(2,575)	(8,151)
Cash and cash equivalents at beginning of year	45,807	42,527

Cash and cash equivalents at end of period	$43,232	$34,376

Cash paid during the period for:
Interest	$14,210	$18,284
Income taxes	10,300	$9,738
Non-cash Financing:
Acquisition of capital equipment under capital lease	$—	$1,655
Accrued offering costs	$—	$524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of June 28, 2008 and for the quarters and year to date periods ended June 28, 2008 and June 30, 2007.
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
3. Net Income per Share
     Basic earnings per share is based on the weighted average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all potentially dilutive common stock equivalents outstanding. Common stock equivalents are included in the per share calculations when the effect of their inclusion would be dilutive.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income from continuing operations	$9,869	$4,336	$18,826	$8,104
Net income (loss) from discontinued operations	—	466	(397)	466

Net income	$9,869	$4,802	$18,429	$8,570

Shares used in net income per common share - basic	25,476	22,250	25,474	22,066

Incremental shares of unvested restricted common stock	645	1,018	646	1,009

Shares used in net income per common share - diluted	26,121	23,268	26,120	23,075

Earnings per share - Basic:
Net income from continuing operations	$0.39	$0.20	$0.74	$0.37
Net income (loss) from discontinued operations	$—	$0.02	$(0.02)	$0.02

Net income	$0.39	$0.22	$0.72	$0.39

Earnings per share - Diluted:
Net income from continuing operations	$0.38	$0.19	$0.72	$0.35
Net income (loss) from discontinued operations	$—	$0.02	$(0.01)	$0.02

Net income	$0.38	$0.21	$0.71	$0.37

4. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
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
5. Discontinued Operations
     On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
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
     In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the Agreement, the Company will provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During the quarter and year to date period ended June 28, 2008, $0.1 million and $0.3 million was recorded against cost of sales, respectively, and $0.3 million and $0.7 million as an offset to selling, general and administrative expenses, respectively. The Company also leases building space to Vacon. The Company recorded $0.1 million and $0.3 million of lease income in other income in the condensed consolidated statement of income during the quarter and year to date period ended June 28, 2008.
     Loss from discontinued operations in the year to date period ended June 28, 2008 was comprised of a purchase price working capital adjustment of $107 after taxes and an adjustment to deferred taxes of $290, which decreased the previously recorded gain on sale.
6. Inventories
     Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at June 28, 2008 and December 31, 2007 consisted of the following:

	June 28,	December 31,
	2008	2007
Raw Materials	36,104	$33,601
Work in process	22,416	20,376
Finished goods	46,443	47,858

Inventories, net	$104,963	$101,835

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     Approximately 14% of total inventories at June 28, 2008 were valued using the LIFO method. A LIFO provision of $0.8 million and $0.6 million, was recorded as a component of cost of sales in the accompanying statement of income and comprehensive income in the year to date and quarter to date period ended June 28, 2008.
     All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less costs to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. As of June 28, 2008, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $0.6 million.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Goodwill and Intangible Assets
A roll forward of goodwill from December 31, 2007 through June 28, 2008 was as follows:
Goodwill

Balance December 31, 2007	$114,979
Adjustments to acquisition related tax contingencies	(194)
Impact of changes in foreign currency	567

Balance June 28, 2008	$115,352

Other intangible assets as of June 28, 2008 and December 31, 2007 consisted of the following:

	June 28, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other Intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	—	30,730	—
Intangible assets subject to amortization:
Customer relationships	62,038	12,756	62,038	10,139
Product technology and patents	5,232	2,615	5,232	2,348
Impact of changes in foreign currency	3,850	—	3,430	—

Total intangible assets	$101,850	$15,371	$101,430	$12,487

The Company recorded $1.5 million and $1.5 million of amortization expense for the quarters ended June 28, 2008 and June 30, 2007, respectively, and $2.9 million and $2.5 million for the year to date period ended June 28, 2008 and June 30, 2007, respectively.
The estimated amortization expense for intangible assets is approximately $2.6 million for the remainder of 2008 and $5.5 million in each of the next four years and then $27.3 million thereafter.
8. Assets Held for Sale
     During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Wood’s acquisition is to be combined with the Company’s remaining facilities in 2008. In the first quarter of 2008, management entered into a plan to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were the operating facilities for the Electronics Division. The Company currently leases the space to Vacon. The net book value for all of the buildings is less than the fair market value less cost to sell and therefore no impairment loss has been recorded. In accordance with SFAS 144, the buildings are classified as assets held for sale in the condensed consolidated balance sheet.
9. Warranty Costs
Changes in the carrying amount of accrued product warranty costs for the quarters ended June 28, 2008 and June 30, 2007 are as follows:

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	June 28, 2008	June 30, 2007
Balance at beginning of period	$4,098	$2,083
Accrued warranty costs	1,028	758
Balance assumed with TB Wood’s acquisition	—	795
Payments and adjustments	(2,006)	(1,261)

Balance at end of period	$3,120	$2,375

10. Income Taxes
The estimated effective income tax rates recorded for the quarters ended June 28, 2008 and June 30, 2007 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate for continuing operations from 36.7% at June 30, 2007 to 34.9% at June 28, 2008, principally relates to a change in the earnings mix among tax jurisdictions. The 2008 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. At June 28, 2008, the Company had $3.9 million of unrecognized tax benefits, of which $1.2 million, if recognized, would reduce the Company’s effective tax rate and $2.7 million would result in a decrease to goodwill. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income. At December 31, 2007 and June 28, 2008, the Company had $1.7 million and $1.9 million of accrued interest and penalties, respectively.
11. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
     The Company sponsors various defined benefit (pension) and post-retirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees in connection with its acquisition of certain subsidiaries of Colfax on November 30, 2004.
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended June 28, 2008 and June 30, 2007:

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Quarter Ended
	Pension Benefits		Other Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$16	$67	$15	$18
Interest cost	378	319	52	49
Expected return on plan assets	(326)	(265)	—	—
Amortization of prior service cost (income)	—	2	(243)	(243)
OPEB curtailment gain	—	—	(169)	—
Amortization of net (gain)	—	—	(6)	(53)

Net periodic benefit cost (income)	$68	$123	$(351)	$(229)

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$32	$132	$31	$36
Interest cost	757	654	104	98
Expected return on plan assets	(652)	(533)	—	—
Amortization of prior service cost (income)	—	3	(487)	(487)
OPEB curtailment gain	—	—	(169)	—
Amortization of net (gain)	—	—	(12)	(105)

Net periodic benefit cost (income)	$137	$256	$(533)	$(458)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
12. Long-Term Debt
Long-term debt obligations at June 28, 2008 and December 31, 2007 were as follows:

		December 31,
	June 28, 2008	2007
Revolving credit agreement	$—	$—
TB Wood’s revolving credit agreement	6,000	7,700
Overdraft agreements	—	—
9% Senior Secured Notes	255,000	270,000
11.25% Senior Notes	6,434	7,790
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,623	2,639
Capital leases	2,867	3,449
Less: debt discount and premium, net of accretion	(2,454)	(2,812)

Total long-term debt	$275,770	$294,066

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
     Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at June 28, 2008.
     There were no borrowings under the Revolving Credit Agreement at June 28, 2008 and December 31, 2007. However, the lender had issued $7.2 million and $6.5 million of outstanding letters of credit as of June 28, 2008 and December 31, 2007, respectively, under the Revolving Credit Agreement.
     In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced a $13.0 million existing line of credit agreement through TB Wood’s (the “TB Wood’s Credit Agreement”) with a commercial bank. As of June 28, 2008, there was $6.0 million outstanding under the TB Wood’s Credit Agreement, and $6.1 million of outstanding letters of credit. All borrowings under the TB Wood’s Credit Agreement must be repaid in full as of November 2010. The Company was in compliance with all requirements of the TB Woods Credit Agreement at June 28, 2008.
Overdraft Agreements
     Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 28, 2008 or December 31, 2007 under any of the overdraft agreements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
9% Senior Secured Notes
     On November 30, 2004, Altra Industrial issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165.0 million. Interest on the Senior Secured Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by Altra Industrial.
     In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes after the follow-on offering is approximately 9.6% after consideration of the amortization of $5.5 million net discount and $6.5 million of deferred financing costs.
     During the second quarter of 2008, the Company retired $15.0 million aggregate principal amount of the outstanding senior secured notes at a redemption price of 102.0% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.3 million of pre-payment premium. In addition, the Company wrote-off $0.2 million of deferred financing costs.
     The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at June 28, 2008.
11.25% Senior Notes
     On February 8, 2006, Altra Industrial issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semi-annually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 12.4%, after consideration of the $2.6 million of deferred financing costs (included in other assets). The Senior Notes mature on February 13, 2013.
     The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain many terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at June 28, 2008.
     On March, 19, 2008, Altra Industrial retired £0.7 million, or $1.3 million, aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.
     As of June 28, 2008, the remaining principal balance outstanding on the Senior Notes was £3.3 million, or $6.4 million.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (2.36% interest at June 28, 2008), and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.
     During the first quarter of 2008, the Company formulated a plan to sell the building in Chattanooga, Tennessee. According to the terms of the debt agreement, if Altra Industrial sells the building, the debt will have to be paid in full. As a result, the debt is classified as a current liability on the condensed consolidated balance sheet.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of June 28, 2008 and December 31, 2007, the mortgage had a remaining principal balance outstanding of €1.7 million, or $2.6 million and €1.8 million or $2.6 million, respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $2.9 million and $3.4 million at June 28, 2008 and December 31, 2007, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
13. Stockholder’s Equity
     As of June 28, 2008, the Company had 10,000,000 shares of undesignated Preferred Stock authorized (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at June 28, 2008.
Stock-Based Compensation
     In January 2005, the Company’s Board of Directors established the 2004 Equity Incentive Plan (the “Plan”) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company The restricted shares of common stock issued pursuant to the Plan generally vest ratably between 3.5 to 5 years, provided that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions.
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended June 28, 2008 and June 30, 2007 was $0.6 million ($0.3 million net of tax) and $0.7 million ($0.4 million net of tax), respectively. Stock compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense during the year to date period ended June 28, 2008 and June 30, 2007 was $1.0 million and $0.8 million respectively.
     The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ending June 28, 2008:

		Weighted-average
	Shares	grant date fair value
Restricted shares unvested December 31, 2007	1,120,864	$3.76
Shares granted	159,962	$13.64
Shares forfeited	(17,490)	$4.59
Shares for which restrictions lapsed	(348,011)	$3.37

Restricted shares unvested June 28, 2008	915,325	$5.62

     Total remaining unrecognized compensation cost is approximately $3.9 million as of June 28, 2008, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended June 28, 2008 was $5.5 million. Subsequent to the initial public offering of the Company, restricted shares granted were valued based on the fair market value of the stock on the date of grant.
14. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. The Company sold approximately $1.2 million and $2.6 million to divisions of Joy Global, Inc. in the quarter and year to date periods ended June 30, 2007, respectively. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
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
     No single customer represented 10% or more of the Company’s sales for either of the quarters or year to date periods ended June 28, 2008 and June 30, 2007.
     Approximately 19.8% of the Company’s labor force (14.9% and 53.0% in the United States and Europe, respectively) is represented by collective bargaining agreements.
16. Geographic Information
     The Company operates in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results in order to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date ended		Property, Plant and Equipment
	June 28,	June 30,	June 28,	June 30,	June 28,	December
	2008	2007	2008	2007	2008	31, 2007
North America (primarily U.S.)	$117,694	$113,518	$236,397	$206,697	$81,768	$81,283
Europe	43,022	34,668	81,262	69,649	2,632	29,767
Asia and other	7,177	5,342	13,416	9,888	29,345	1,993

Total	$167,893	$153,528	$331,075	$286,234	$113,745	$113,043

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity which holds such assets.
The net assets of foreign subsidiaries at June 28, 2008 and December 31, 2007 were $64.5 million and $55.6 million, respectively.
     The Company has not provided specific product line sales, as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
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
18. Restructuring, Asset Impairment and Transition Expenses
     During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual has been recorded as part of purchase price accounting. The restructuring charge for the quarters ended June 28, 2008 and June 30, 2007 were $0.3 million and $0.2 million, respectively. The Company’s total restructuring expense, by major component for the year to date period ended June 28, 2008 were as follows:

		TB Wood’s
	Altra Plan	Plan	Total

Expenses
Other cash expenses	$—	$—	$—
Moving and relocation	228	68	296
Severance	631	—	631

Total cash expenses	859	68	927

Non-cash asset impairment and loss on sale of fixed asset	141	—	141

Total restructuring expenses	$1,000	$68	$1,068

The following is a reconciliation of the accrued restructuring costs between December 31, 2007 and June 28, 2008:

		TB Wood’s
	Altra Plan	Plan	Total

Balance at December 31, 2007	$449	$1,029	$1,478
Restructuring expense incurred	1,000	68	1,068
Cash payments	(457)	(1,072)	(1,529)
Non-cash loss on disposal of fixed assets	(141)	—	(141)

Balance at June 28, 2008	$851	$25	876

The Company expects to incur an additional $0.8 million in severance expense over the remainder of the Altra Plan restructuring program, and an additional $0.5 million of moving and relocation costs.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
19. Subsequent Event
     One of our four U.S. collective bargaining agreements expired in June 2008 and was extended until a new agreement was reached in July 2008. The new agreement extends the collective bargaining agreement through June 2011. One of the provisions of the new agreement reduces benefits that employees are entitled to receive through the other post employment benefit plan. This is considered a curtailment in accordance with SFAS No. 88 (Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits). The Company expects to record a non-cash curtailment gain in future periods but is currently evaluating the amount.

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
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2007. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
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

Results of Operations

	Quarter Ended		Year to date ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$167,893	$153,528	$331,075	$286,234
Cost of sales	117,506	110,411	232,890	205,069

Gross profit	50,387	43,117	98,185	81,165
Gross profit percentage	30.01%	28.08%	29.66%	28.36%
Selling, general and administrative expenses	26,448	23,578	51,161	44,405
Research and development expenses	1,766	1,565	3,497	2,859
OPEB Curtailment gain	(169)	—	(169)	—
Restructuring costs	335	198	1,068	991

Income from operations	22,007	17,776	42,628	32,910
Interest expense, net	7,713	10,726	15,154	19,874
Other non-operating (income) expense, net	(853)	131	(1,479)	84

Income from continuing operations before income taxes	15,147	6,919	28,953	12,952
Provision for income taxes	5,278	2,583	10,127	4,848

Income (loss) from continuing operations	9,869	4,336	18,826	8,104
Income from discontinued operations, net of income taxes of $124 in 2008 and $220 in 2007.	—	466	(397)	466

Net income	$9,869	$4,802	$18,429	$8,570

Quarter Ended June 28, 2008 Compared with Quarter Ended June 30, 2007
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Net sales	$167,893	$153,528	$14,365	9.4%
     The increase in net sales was due to the 2007 acquisition of All Power, which contributed $4.3 million to quarterly sales, as well as price increases, strong after market sales, the strength of several key markets including energy, primary metals and mining. In addition, on a constant currency basis, sales increased by $10.5 million or 6.8% in 2008.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Gross Profit	$50,387	$43,117	$7,270	16.9%
Gross Profit as a percent of sales	30.01%	28.08%
     The increase in gross profit was primarily due to the 2007 acquisition of All Power, which added gross profit of $1.1 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. On a constant currency basis, gross profit increased by $6.1 million or 14.1% in 2008.

     Cost of sales benefited from warehousing fees of $0.1 million billed as a part of our transition services provided to Vacon in connection with the sale of TB Wood’s Electronics Division to Vacon. These warehousing services may be provided until December 31, 2009.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$26,448	$23,578	$2,870	12.2%
SG&A as a percent of sales	15.8%	15.4%
     The SG&A increase was due primarily to the inclusion of All Power’s SG&A in the second quarter 2008, which added $0.6 million. The remaining increase resulted from increased professional fees and increased wages and benefits. On a constant currency basis, SG&A expenses increased by $2.3 million or 9.7% in 2008.
     SG&A was net of a credit of $0.3 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. These transition services may be provided until December 31, 2009.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Research and development expenses (“R&D”)	$1,766	$1,565	$201	12.8%
     R&D represents approximately 1% of sales in both periods.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Restrctructuring expenses	$335	$198	$137	69.2%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities.. We recorded approximately $0.3 million in the second quarter of 2008 of restructuring expenses for moving and relocation, and severance pay. Non-cash asset impairment was $0.1 million for the quarter ended June 28, 2008.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Interest Expense, net	$7,713	$10,726	$(3,013)	-28.1%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during the second quarter of 2008, which resulted in lower interest of $1.0 million. In addition, during the quarter ended June 30, 2007 there were $2.0 million of prepayment premiums and other fees associated with the paydown of the Senior Notes and a bridge loan fee of $0.5 million. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Other non-operating (income) expense, net	$(853)	$131	$(984)	-751%
     Other non-operating (income) expense included rental income of $0.1 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. In addition, the Company received securities in a bankruptcy settlement and in turn sold the securities in the open market. The Company received $0.3 million for the securities. The remaining increase was primarily due to the net gain on foreign currency transactions.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	$28,255	$24,178	$4,077	16.9%
     To reconcile EBITDA to net income for the quarter ended June 28, 2008, we added back to net income $5.3 million provision for income taxes, $7.7 million of net interest expense and $5.4 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended June 30, 2007, we added back to net income $2.6 million provision for income taxes, $10.7 million of net interest expense and $6.1 million of depreciation and amortization expenses. The EBITDA increase was due to the acquisition of All Power’s EBITDA of $0.6 million, strategic price increases, sales volume gains in our base products, and cost savings measures.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Provision for income taxes, continuing operations	$5,278	$2,583	$2,695	104.3%
Provision for income taxes as a % of income before taxes	34.8%	37.3%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vaconfor $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007. Since the purchase of TB Wood’s occurred after the first quarter of 2007, there is no impact on the first quarter 2007. The Electronics Division’s operating activity for the remaining quarters of 2007 were reclassified as a discontinued operation. For the approximately nine-month period from April 5, 2007 to December 31, 2007, the Electronics Division recorded $28.7 million in sales, income before taxes of $4.1 million, and net loss after taxes of $2.0 million, which was classified as discontinued operations in the remaining three quarters of 2007 for comparative purposes.
Year to Date Period Ended June 28, 2008 Compared with Year to Date Period Ended June 30, 2007
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Net sales	$331,075	$286,234	$44,841	15.7%
     The increase in net sales was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which contributed $27.1 million to year to date sales. The remaining increase in net sales was due to price increases, strong after market sales, the strength of several key markets including energy, primary metals and mining. On a constant currency basis sales, increased by $38.1 million or 13.3% in 2008.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Gross Profit	$98,185	$81,165	$17,020	21.0%
Gross Profit as a percent of sales	29.7%	28.4%
     The increase in gross profit was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which added gross profit of $7.0 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. On a constant currency basis, gross profit increased by $14.9 million or 18.4% during 2008.
     Cost of sales benefited from warehousing fees of $0.3 million billed as a part of our transition services which was entered into in connection with the sale of TB Wood’s Electronics Division. These warehousing services may be provided until December 31, 2009.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$51,161	$44,405	$6,756	15.2%
SG&A as a percent of sales	15.5%	15.5%
     The SG&A increase was due primarily to the inclusion of TB Wood’s and All Power’s SG&A in the year to date period ended June 28, 2008, which added $3.8 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage and benefits increases and increased professional fees. On a constant currency basis, SG&A increased by $5.7 million or 12.9%.
     SG&A was net of a credit of $0.7 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. These transition services may be provided until December 31, 2009.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Research and development expenses (“R&D”)	$3,497	$2,859	$638	22.3%
     R&D increased primarily due to the inclusion of TB Wood’s in the year to date period ended June 28, 2008, which amounted to $0.4 million additional R&D.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Restrctructuring expenses	$1,068	$991	$77	7.8%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas . The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities. We recorded approximately $0.9 million in the year to date period 2008 of restructuring expenses for moving and relocation, and severance pay. Non-cash asset impairment was $0.1 million for the year to date period ended June 28, 2008.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Interest Expense, net	$15,154	$19,874	$(4,720)	-23.7%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during the year to date period ended June 28, 2008, which resulted in lower interest and of $2.4 million compared to the prior year period. In addition, in 2007, the Company incurred $3.4 million of prepayment premiums associated with the paydown of the senior notes. This was offset by $2.4 million of interest associated with the additional Senior Secured Notes that were issued in the second quarter of 2007. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Other non-operating (income) expense, net	$(1,479)	$84	$(1,563)	-1861%
     Other non-operating (income) expense included rental income of $0.3 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. The remaining increase was primarily due to the net gain on foreign currency transactions and the receipt of $0.3 million in securities as part of a bankruptcy settlement.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	$54,645	$43,824	$10,821	24.7%
     To reconcile EBITDA to net income for the year to date period ended June 28, 2008, we added back to net income $10.1 million provision for income taxes, $15.2 million of net interest expense and $10.9 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended June 30, 2007, we added back to net income $4.9 million provision for income taxes, $19.9 million of net interest expense and $10.5 million of depreciation and amortization expenses. The EBITDA increase was due to the acquisition of TB Wood’s and All Power’s EBITDA of $4.7 million, strategic price increases, sales volume gains in our base products, and cost savings measures.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Provision for income taxes, continuing operations	$10,127	$4,848	$5,279	108.9%
Provision for income taxes as a % of income before taxes	35.0%	37.4%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007. Since the purchase of TB Wood’s occurred after the first quarter of 2007, there is no impact on the first quarter 2007. The Electronics Division’s operating activity for the remaining quarters of 2007 were reclassified as a discontinued operation. For the approximately nine-month period from April 5, 2007 to December 31, 2007, the Electronics Division recorded $28.7 million in sales, income before taxes of $4.1 million, and net loss after taxes of $2.0 million, which was classified as discontinued operations in the remaining three quarters of 2007 for comparative purposes.
     Loss from discontinued operations in the year to date period ended June 28, 2008 was comprised of a purchase price working capital adjustment of $0.1 million after taxes and an adjustment to deferred taxes of $0.3 million, which decreased the previously recorded gain on sale.
Liquidity and Capital Resources
Net Cash

	June 28, 2008	December 31, 2007
	(in thousands)

Cash and cash equivalents	$43,232	$45,807
Cash and cash equivalents decreased $2.6 million in the year to date period ended June 28, 2008 due to the following:
     Net cash provided by operating activities for the year to date period ended June 28, 2008 of $6.6 million resulted mainly from cash provided by net income of $18.4 million, plus the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, accretion of debt discount/premium, loss on sale of the Electronics division and deferred financing costs of $14.3 million, offset by a net increase in operating assets and liabilities of $25.2 million, due mainly to an $18.1 million increase in trade receivables $0.7 million of income from foreign currency and $0.2 million of OPEB curtailment gain. The increase in A/R was primarily due to record sales in June 2008 versus December 2007 and timing of payments from certain large customers who paid balances in full at December 31, 2007.
     Net cash received from investing activities of $9.6 million for the year to date period ended June 28, 2008 resulted primarily from $17.2 million from the proceeds from the sale of the Electronics Division, offset by the purchase of manufacturing equipment of $7.6 million.
     Net cash used by financing activities of $18.8 million for the year to date period ended June 28, 2008 consisted primarily of payments on the Senior Secured Notes of $15.0 million, payments on the TB Wood’s revolving line of credit of $1.7 million, payments on the Senior Notes of $1.3 million, payments on mortgages of $0.2 million and payments of capital lease obligations of $0.6 million.

Liquidity

	Amounts in millions
			December 31,
	June 28, 2008		2007
Debt:
Revolving credit agreement	$—		$—
TB Wood’s revolving credit agreement	6.0		7.7
Overdraft agreements	—		—
9% Senior Secured Notes	255.0		270.0
11.25% Senior Notes	6.4		7.8
Variable rate demand revenue bonds	5.3		5.3
Mortgages	2.6		2.6
Capital leases	2.9		3.4

Total Debt	$278.2		$296.8
Cash	$43.2		$45.8
Net Debt	$235.0	58.3%	$251.0	63.2%

Shareholders’ Equity	$168.2	41.7%	$146.4	36.8%
Total Capitalization	$403.2	100%	$397.4	100%
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
     We incurred substantial indebtedness in connection with the acquisitions of subsidiaries of Colfax Corporation, Hay Hall and TB Wood’s. As of June 28, 2008, taking into account these transactions, we had approximately $278.2 million of total indebtedness outstanding including capital leases and mortgages. We expect our interest expense, arising from our existing debt, to be approximately $26.7 million on an annual basis, through the maturity of the $255.0 million of Senior Secured Notes, which are due December 1, 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of June 28, 2008, there were no outstanding borrowings, but there were $7.2 million of outstanding letters of credit issued under our senior revolving credit facility.
     We had $6.0 million principal borrowings outstanding and $6.1 million of outstanding letters of credit as of June 28, 2008 under the TB Wood’s $13.0 million revolving credit facility, which is due in 2010.
          We made capital expenditures of approximately $7.6 million and $4.2 million in the year to date period ended June 28, 2008 and June 30, 2007, respectively. These capital expenditures will support on-going manufacturing requirements.
     We have cash funding requirements associated with our pension plan which are estimated to be $1.0 million for the remainder of 2008, $5.7 million in 2009, $1.3 million for 2010, $2.0 million for 2011, and $2.1 million thereafter.

     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the factors that may affect our liquidity.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the section entitled “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the factors that may affect our liquidity. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Contractual Obligations
     As of June 28, 2008, the outstanding principal balance of our Senior Notes was £3.3 million, or approximately $6.4 million. The remaining principal balance is due February 13, 2013.
     In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of June 28, 2008, the remaining principal balance on our Senior Secured Notes was $255.0 million. The balance is due December 1, 2011.
     From time to time the Company may repurchase its 9% senior secured notes or the 11 1/4% senior notes in open market transactions or privately negotiated transactions.
     In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. We expect to pay the bonds associated with the Chattanooga, Tennessee facility within 12 months, totaling $2.3 million. In addition, we refinanced, concurrent with the acquisition, $13.0 million of TB Wood’s revolving credit agreement. As of June 28, 2008, there is $6.0 million outstanding, which is due in 2010.
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
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2008.
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

     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 8, 2008. The following matters were voted upon:
Edmund M. Carpenter, Carl R. Christenson, Lyle G. Ganske, Michael L. Hurt, Michael S. Lipscomb, Larry P. McPherson and James H. Woodward, Jr. were elected to serve as Directors of the Company until the 2009 Annual Meeting of Stockholders and until the successors are duly elected and qualified.
Mr. Carpenter was elected with 22,164,561 votes “FOR” and 91,267 votes “WITHHELD”, Mr. Christenson was elected with 22,164,726 votes “FOR” and 91,102 votes “WITHHELD”, Mr. Ganske was elected with 22,150,741 votes “FOR” and 105,087 votes “WITHHELD”, Mr. Hurt was elected with 22,024,424 votes “FOR” and 231,404 “WITHHELD”, Mr. Lipscomb was elected with 22,151,061 votes “FOR” and 104,767 votes “WITHHELD”, Mr. McPherson was elected with 21,702,824 votes “FOR” and 553,004 votes “WITHHELD” and Mr. Woodward was elected with 19,566,670 votes “FOR” and 2,689,158 votes “WITHHELD”.
The stockholders approved the ratification of the Audit Committee’s selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, with 22,203,424 votes “FOR”, 46,247 votes “AGAINST” and 6,156 votes “ABSTAINING”.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

August 5, 2008	By:	/s/ Michael L. Hurt

	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

August 5, 2008	By:	/s/ Christian Storch

	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer