Form 10-Q
period 2008-09-27
Altra Holdings, Inc.
filed 2008-11-06
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of November 3, 2008, 26,395,209 shares of Common Stock, $.001 par value per share, were outstanding.

ALTRA HOLDINGS, INC.
Condensed Consolidated BalanceSheets
Amounts in thousands, except share amounts
(unaudited)

	September 27,
	2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$49,822	$45,807
Trade receivable, less allowance for doubtful accounts of $1,373 and $1,548 at September 27, 2008 and December 31, 2007, respectively	86,631	73,248
Inventories	106,374	101,835
Deferred income taxes	8,447	8,286
Receivable from sale of Electronics Division (See Note 5)	—	17,100
Assets held for sale (See Note 8)	4,676	4,728
Prepaid expenses and other current assets	5,871	5,578

Total current assets	261,821	256,582

Property, plant and equipment, net	111,677	113,043
Intangible assets, net	83,642	88,943
Goodwill	112,932	114,979
Deferred income taxes	151	231
Other non-current assets	4,643	6,747

Total assets	$574,866	$580,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,893	$41,668
Accrued payroll	19,035	16,988
Accruals and other current liabilities	26,079	22,001
Taxes payable	512
Deferred income taxes	8,060	8,060
Current portion of long-term debt	3,343	2,667

Total current liabilities	99,922	91,384

Long-term debt — less current portion and net of unaccreted discount and premium	259,423	291,399
Deferred income taxes	24,443	24,490
Pension liablities	9,219	13,431
Other post retirement benefits	2,343	3,170
Long-term taxes payable	4,726	5,911
Other long-term liabilities	4,155	4,308
Commitments and contingencies (See Note 17)	—	—
Shareholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,514,877 and 25,128,873 issued and outstanding at September 27, 2008 and December 31, 2007, respectively)	26	25
Additional paid-in capital	129,169	127,653
Retained earnings	44,068	16,831
Accumulated other comprehensive income	(2,628)	1,923

Total shareholders’ equity	170,635	146,432

Total liabilities and shareholders’ equity	$574,866	$580,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data
(Unaudited)

	Quarter Ended		Year to Date Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$159,448	$147,278	$490,523	$433,512
Cost of sales	113,627	105,597	346,517	310,666

Gross profit	45,821	41,681	144,006	122,846

Operating expenses:
Selling, general and administrative expenses	25,655	22,981	76,816	67,386
Research and development expenses	1,663	1,606	5,160	4,465
OPEB curtailment gain	(107)	—	(276)	—
Restructuring costs	81	189	1,149	1,180

	27,292	24,776	82,849	73,031

Income from operations	18,529	16,905	61,157	49,815

Other non-operarting income and expense:
Interest expense, net	7,302	11,406	22,456	31,280
Other non-operating (income) expense, net	(1,408)	438	(2,887)	522

	5,894	11,844	19,569	31,802

Income from continuing operations before income taxes	12,635	5,061	41,588	18,013
Provision for income taxes	4,000	1,637	14,127	6,485

Net income from continuing operations	8,635	3,424	27,461	11,528
Net income (loss) from discontinued operations, net of income taxes of $43 and $583 for the year to date periods ended September 27, 2008 and September 29, 2007, respectively	172	886	(224)	1,352

Net income	$8,807	$4,310	$27,237	$12,880

Consolidated Statement of Comprehensive Income
Pension liability adjustment	$1,500	$—	$1,500	$—
Foreign currency translation adjustment	(6,051)	2,643	(8,353)	3,903

Comprehensive income	$4,256	$6,953	$20,384	$16,783

Weighted average shares, basic	25,488	25,075	25,479	23,069
Weighted average shares, diluted	26,157	26,119	26,159	24,094

Basic earnings per share:
Net income from continuing operations	$0.34	$0.14	$1.08	$0.50
Net income (loss) from discontinued operations	0.01	0.03	(0.01)	0.06

Net income	$0.35	$0.17	$1.07	$0.56

Diluted earnings per share:
Net income from continuing operations	$0.33	$0.13	$1.05	$0.48
Net income (loss) from discontinued operations	0.01	0.04	(0.01)	0.05

Net income	$0.34	$0.17	$1.04	$0.53

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Year to Date ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities
Net income	$27,237	$12,880
Adjustments to reconcile net income to net cash flows:
Depreciation	12,409	12,378
Amortization of intangible assets	4,346	3,999
Amortization and write-offs of deferred loan costs	1,863	2,980
Loss (gain) on foreign currency, net	(1,597)	409
Accretion of debt discount and premium, net	759	594
Amortization of inventory fair value adjustment	—	651
Loss on sale of Electronics Division	224	—
Loss on sale of fixed assets	193	112
OPEB curtailment gain	(276)	—
Stock based compensation	1,516	1,092
Changes in assets and liabilities:
Trade receivables	(14,905)	(6,884)
Inventories	(5,871)	(2,281)
Accounts payable and accrued liabilities	5,885	(8,382)
Other current assets and liabilities	(383)	4,147
Other operating assets and liabilities	234	6

Net cash provided by operating activities	31,634	21,701

Cash flows from investing activities
Purchase of fixed assets	(12,234)	(6,803)
Proceeds from sale of Electronics Division	17,310	—
Acquisitions, net of $5,222 cash acquired	—	(117,911)

Net cash provided by (used in) investing activities	5,076	(124,714)

Cash flows from financing activities
Proceeds from issuance of Senior Secured Notes	—	106,050
Payments on Senior Secured Notes	(27,500)	—
Payment of debt issuance costs	—	(3,692)
Payments on senior notes	(1,346)	(58,428)
Borrowings under Revolving Credit Agreement	—	8,315
Payments on Revolving Credit Agreement	(1,723)	(9,847)
Payment on mortgages	(228)	(178)
Proceeds from secondary public offering	—	49,583
Payment of public offering costs	—	(1,990)
Payment on capital leases	(779)	(534)

Net cash (used in) provided by financing activities	(31,576)	89,279

Effect of exchange rate changes on cash and cash equivalents	(1,119)	1,244

Net change in cash and cash equivalents	4,015	(12,490)
Cash and cash equivalents at beginning of year	45,807	42,527

Cash and cash equivalents at end of period	$49,822	$30,037

Cash paid during the period for:
Interest	$21,840	$24,076
Income taxes	$11,964	$10,338
Non-cash Financing:
Acquisition of capital equipment under capital lease	$—	$1,655
Accrued offering costs	$—	$145

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of September 27, 2008 and for the quarters and year to date periods ended September 27, 2008 and September 29, 2007.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income from continuing operations	$8,635	$3,424	$27,461	$11,528
Net income (loss) from discontinued operations	172	886	(224)	1,352

Net income	$8,807	$4,310	$27,237	$12,880

Shares used in net income per common share - basic	25,488	25,075	25,479	23,069

Incremental shares of unvested restricted common stock	669	1,044	680	1,025

Shares used in net income per common share - diluted	26,157	26,119	26,159	24,094

Earnings per share - Basic:
Net income from continuing operations	$0.34	$0.14	$1.08	$0.50
Net income (loss) from discontinued operations	$0.01	$0.03	$(0.01)	$0.06

Net income	$0.35	$0.17	$1.07	$0.56

Earnings per share - Diluted:
Net income from continuing operations	$0.33	$0.13	$1.05	$0.48
Net income (loss) from discontinued operations	$0.01	$0.04	$(0.01)	$0.06

Net income	$0.34	$0.17	$1.04	$0.54

4. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s condensed consolidated statement of financial position, results of operations and cash flows. The Company did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS 157 for the Company’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP 157-2 include goodwill, intangible assets, property, plant and equipment. The Company does not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on the Company’s financial position or results of operations.
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
     As of December 31, 2007, $11.9 million of cash had been received from Vacon for the purchase of the Electronics Division. The remaining $17.1 million was received in January 2008 and was recorded as a receivable from sale of the Electronics Division on the consolidated balance sheet. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company determined that the Electronics Division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics Division have been segregated from continuing operations in the consolidated statements of income and comprehensive income for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.
     In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the Agreement, the Company will provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During the year to date period ended September 27, 2008, $0.3 million was recorded against cost of sales. During the year to date and quarter to date period ended September 27, 2008, $0.9 million and $0.2 million was recorded as an offset to selling, general and administrative expenses, respectively. The Company also leases building space to Vacon. The Company recorded $0.2 million and $0.5 million of lease income in other income in the condensed consolidated statement of income during the quarter to date and year to date periods ended September 27, 2008, respectively.
     Loss from discontinued operations in the year to date period ended September 27, 2008 was comprised of a purchase price working capital adjustment, an adjustment to deferred taxes and an adjustment to the tax provision. The tax provision is comprised of taxes on the working capital adjustment and a revision of tax estimates made during 2007 based on the actual amounts filed on the Company’s tax return in 2008.
6. Inventories
     Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at September 27, 2008 and December 31, 2007 consisted of the following:

	September 27,	December 31,
	2008	2007
Raw Materials	35,674	$33,601
Work in process	22,932	20,376
Finished goods	47,769	47,858

Inventories, net	$106,374	$101,835

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     Approximately 14% of total inventories at September 27, 2008 were valued using the LIFO method. A LIFO provision of $1.2 million and $0.4 million was recorded as a component of cost of sales in the accompanying statement of income and comprehensive income in the year to date and quarter to date periods ended September 27, 2008, respectively.
     All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less costs to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. As of September 27, 2008, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $0.2 million.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Goodwill and Intangible Assets
A roll forward of goodwill from December 31, 2007 through September 27, 2008 was as follows:
Goodwill

Balance December 31, 2007	$114,979
Adjustments to acquisition related tax contingencies	(995)
Impact of changes in foreign currency	(1,052)

Balance September 27, 2008	$112,932

Other intangible assets as of September 27, 2008 and December 31, 2007 consisted of the following:

	September 27, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other Intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	13,952	62,038	10,139
Product technology and patents	5,232	2,881	5,232	2,348
Impact of changes in foreign currency	2,475	—	3,430	—

Total intangible assets	$100,475	$16,833	$101,430	$12,487

The Company recorded $1.4 million and $1.5 million of amortization expense for the quarters ended September 27, 2008 and September 29, 2007, respectively and $4.3 million and $4.0 million for the year to date periods ended September 27, 2008 and September 29, 2007, respectively.
The estimated amortization expense for intangible assets is approximately $1.2 million for the remainder of 2008 and $5.5 million in each of the next four years and then $27.2 million thereafter.
8. Assets Held for Sale
     During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Wood’s acquisition is to be combined with the Company’s existing facilities in 2008. In the first quarter of 2008, management entered into a plan to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were the operating facilities for the Electronics Division. The Company currently leases the space in Chattanooga & Scotland to Vacon. The net book value for all of the buildings is less than the fair market value less cost to sell and therefore no impairment loss has been recorded. In accordance with SFAS 144, the buildings are classified as an asset held for sale in the condensed consolidated balance sheet.
9. Warranty Costs
Changes in the carrying amount of accrued product warranty costs for the quarters ended September 27, 2008 and September 29, 2007 are as follows:

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	September 27, 2008	September 29, 2007
Balance at beginning of period	$4,098	$2,083
Accrued warranty costs	1,562	1,428
Balance assumed with TB Wood’s acquisition	—	224
Payments and adjustments	(2,413)	(336)

Balance at end of period	$3,247	$3,399

10. Income Taxes
The estimated effective income tax rates recorded for the quarters ended September 27, 2008 and September 29, 2007 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate for continuing operations from 32.3% at September 29, 2007 to 31.7% at September 27, 2008, principally relates to a change in the earnings mix among tax jurisdictions. The 2008 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. At September 27, 2008, the Company had $3.1 million of unrecognized tax benefits, of which $0.6 million, if recognized, would reduce the Company’s effective tax rate and $2.2 million would result in a decrease to goodwill. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2005. Additionally, the Company has indemnification agreements with the sellers of the Kilian entities, Power Transmission Holding, LLC and the Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income. At both December 31, 2007 and September 27, 2008, the Company had $1.7 million of accrued interest and penalties, respectively.
11. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
     The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees in connection with its acquisition of certain subsidiaries of Colfax on November 30, 2004.
     In July 2008, the Company reached a new collective bargaining agreement with the union at the Company’s Warren, Michigan facility. One of the provisions of the new agreement eliminates benefits that employees are entitled to receive through the other post employment benefit plan. The post-employment health care benefits will be terminated as of December 31, 2008.
     One of the Company’s four U.S. collective bargaining agreements expired in September 2007. The negotiations resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
     The curtailment and special termination benefits were approximately $2.9 million for the year ended December 31, 2007.
     In August 2008, an announcement was made that the Company would no longer be closing the plant in Erie, Pennsylvania and that the Company would continue to employ those employees that had not previously been terminated. As a result of this announcement, the remaining employees are no longer eligible for the special retirement pension feature under the pension plan. The Company has recorded a $1.5 million adjustment to the minimum pension liability and the pension liability. The minimum pension liability, recorded in accumulated other comprehensive income, will be amortized over the average expected remaining life expectancy of the participants of the plan.
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended September 27, 2008 and September 29, 2007:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$16	$66	$13	$18
Interest cost	378	327	50	49
Expected return on plan assets	(326)	(266)	—	—
Amortization of prior service cost (income)	—	2	(244)	(243)
OPEB curtailment gain	—	—	(107)	—
Amortization of net (gain)	—	—	(7)	(53)

Net periodic benefit cost (income)	$68	$129	$(295)	$(229)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$48	$198	$43	$54
Interest cost	1,135	981	154	147
Expected return on plan assets	(979)	(799)	—	—
Amortization of prior service cost (income)	—	5	(731)	(730)
OPEB curtailment gain	—	—	(276)	—
Amortization of net (gain)	—	—	(19)	(158)

Net periodic benefit cost (income)	$204	$385	$(829)	$(687)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial
Statements Amounts in thousands, unless otherwise noted
12. Long-Term Debt
Long-term debt obligations at September 27, 2008 and December 31, 2007 were as follows:

		December 31,
	September 27, 2008	2007
Revolving credit agreement	$—	$—
TB Wood’s revolving credit agreement	6,000	7,700
Overdraft agreements	—	—
9% Senior Secured Notes	242,500	270,000
11.25% Senior Notes	6,017	7,790
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,399	2,639
Capital leases	2,603	3,449
Less: debt discount and premium, net of accretion	(2,053)	(2,812)

Total long-term debt	$262,766	$294,066

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
     Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on Altra Industrial. Altra Industrial was in compliance with all requirements of the Revolving Credit Agreement at September 27, 2008.
     There were no borrowings under the Revolving Credit Agreement at September 27, 2008 and December 31, 2007. However, the lender had issued $7.2 million and $6.5 million of outstanding letters of credit as of September 27, 2008 and December 31, 2007, respectively, under the Revolving Credit Agreement.
     In April 2007, Altra Industrial amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced a $13.0 million existing line of credit agreement through TB Wood’s (the “TB Wood’s Credit Agreement”) with a commercial bank. As of September 27, 2008, there was $6.0 million outstanding under the TB Wood’s Credit Agreement, and $6.1 million of outstanding letters of credit. All borrowings under the TB Wood’s Credit Agreement must be repaid in full as of November 2010. The Company was in compliance with all requirements of the TB Woods Credit Agreement at September 27, 2008.
Overdraft Agreements
     Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 27, 2008 or December 31, 2007 under any of the overdraft agreements.

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
     In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes after the follow-on offering is approximately 9.6% after consideration of the amortization of $5.5 million net discount and $6.5 million of deferred financing costs (included in other assets).
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
     During the third quarter of 2008, the Company retired $12.5 million aggregate principal amount of the outstanding senior secured notes at a redemption price of approximately 104.0% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.5 million of pre-payment premium. In addition, the Company wrote-off $0.2 million of deferred financing costs.
     The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Secured Notes at September 27, 2008.
     As of September 27, 2008, the remaining principal balance outstanding on the Senior Secured Notes was $242.5 million.
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
     The Senior Notes are guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Senior Notes contain many terms, covenants and conditions, which impose substantial limitations on Altra Industrial. Altra Industrial was in compliance with all covenants of the indenture governing the Senior Notes at September 27, 2008.
     On March, 19, 2008, Altra Industrial retired 0.7 million, or $1.3 million, aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.
     As of September 27, 2008, the remaining principal balance outstanding on the Senior Notes was 3.3 million, or $6.0 million.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (8.11% interest at September 27, 2008), and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

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
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of September 27, 2008 and December 31, 2007, the mortgage had a remaining principal balance outstanding of €1.6 million, or $2.4 million and €1.8 million or $2.6 million, respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $2.6 million and $3.4 million at September 27, 2008 and December 31, 2007, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
13. Stockholder’s Equity
     As of September 27, 2008, the Company had 10,000,000 shares of undesignated Preferred Stock authorized (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at September 27, 2008.
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
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended September 27, 2008 and September 29, 2007 was $0.5 million ($0.3 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. Stock compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense during the year to date period ended September 27, 2008 and September 29, 2007 was $1.5 million ($1.0 million, net of tax) and $1.1 million ($0.7 million, net of tax), respectively.
     The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ending September 27, 2008:

		Weighted-average
	Shares	grant date fair value
Restricted shares unvested December 31, 2007	1,120,864	$3.76
Shares granted	162,962	$13.72
Shares forfeited	(17,490)	$4.59
Shares for which restrictions lapsed	(386,004)	$4.37

Restricted shares unvested September 27, 2008	880,332	$5.32

     Total remaining unrecognized compensation cost was approximately $3.5 million as of September 27, 2008, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
lapsed during the year to date period ended September 27, 2008 was $6.2 million. Subsequent to the initial public offering of the Company, restricted shares granted were valued based on the fair market value of the stock on the date of grant.
14. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. The Company sold approximately $1.4 million and $4.1 million to divisions of Joy Global, Inc. in the quarter and year to date periods ended September 29, 2007, respectively. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
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
     No single customer represented 10% or more of the Company’s sales for the quarters or year to date periods ended September 27, 2008 and September 29, 2007.
     Approximately 19.3% of the Company’s labor force (13.2% and 52.8% in the United States and Europe, respectively) is represented by collective bargaining agreements.
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

	Net Sales
	Quarter Ended		Year to Date Ended		Property, Plant and Equipment
	September 27,	September 29,	September 27,	September 29,	September 27,	December 31,
	2008	2007	2008	2007	2008	2007

North America (primarily U.S.)	$110,793	$106,599	$347,190	$313,297	$81,423	$81,283
Europe	40,028	34,015	121,289	103,670	27,459	29,767
Asia and other	8,627	6,664	22,044	16,545	2,795	1,993

Total	$159,448	$147,278	$490,523	$433,512	$111,677	$113,043

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity which holds such assets.
     The net assets of foreign subsidiaries at September 27, 2008 and December 31, 2007 were $70.4 million and $55.6 million, respectively.

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
18. Restructuring, Asset Impairment and Transition Expenses
     During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The TB Wood’s Plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual has been recorded as part of purchase price accounting. The restructuring charges for the quarters ended September 27, 2008 and September 29, 2007 were $0.1 million and $0.2 million, respectively. The Company’s total restructuring expense, by major component for the year to date period ended September 27, 2008 were as follows:

	TB Wood’s
	Altra Plan	Plan	Total

Expenses
Other cash expenses	$—	$—	$—
Moving and relocation	467	84	551
Severance	411	—	411

Total cash expenses	878	84	962

Non-cash asset impairment and loss on sale of fixed asset	187	—	187

Total restructuring expenses	$1,065	$84	$1,149

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of the accrued restructuring costs between December 31, 2007 and September 27, 2008:

	TB Wood’s
	Altra Plan	Plan	Total

Balance at December 31, 2007	$449	$1,029	$1,478
Restructuring expense incurred	1,579	84	1,663
Adjustments to previously accrued amounts	(514)
Cash payments	(874)	(1,113)	(1,987)
Non-cash loss on disposal of fixed assets	(187)	—	(187)

Balance at September 27, 2008	$453	$—	$453

The Company expects to incur an additional $0.1 million in restructuring expense over the remainder of the Altra Plan restructuring program.
As part of the original Altra Plan, one of the Company’s manufacturing facilities was scheduled to close. As part of the plan and the plant closure agreement, employees were offered severance for continued service to the Company through their date of termination. The Company was accruing the severance ratably from the communication date through the date of termination. In August 2008, the Company announced that the plant would not be closing and one manufacturing line would remain in operation at the facility. In connection with the announcement, the Company recorded a reduction of $0.5 million included as a component of restructuring costs in the accompanying condensed consolidated statement of income for the quarter and year to date periods ended September 27, 2008. Such amounts reflect the previously recorded severance estimated for those employees who will no longer be terminated.

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
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an ongoing basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2007. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for us beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, property, plant and equipment. We do not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on their consolidated financial position, results of operations and cash flows.

Results of Operations

	Quarter Ended		Year to date ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$159,448	$147,278	$490,523	$433,512
Cost of sales	113,627	105,597	346,517	310,666

Gross profit	45,821	41,681	144,006	122,846
Gross profit percentage	28.74%	28.30%	29.36%	28.34%
Selling, general and administrative expenses	25,655	22,981	76,816	67,386
Research and development expenses	1,663	1,606	5,160	4,465
OPEB Curtailment gain	(107)	—	(276)	—
Restructuring costs	81	189	1,149	1,180

Income from operations	18,529	16,905	61,157	49,815
Interest expense, net	7,302	11,406	22,456	31,280
Other non-operating (income) expense, net	(1,408)	438	(2,887)	522

Income from continuing operations before income taxes	12,635	5,061	41,588	18,013
Provision for income taxes	4,000	1,637	14,127	6,485

Income (loss) from continuing operations	8,635	3,424	27,461	11,528
Net income (loss) from discontinued operations, net of income taxes of $43 and $583 for the year to date periods ended September 27, 2008 and September 29, 2007, respectively	172	886	(224)	1,352

Net income	$8,807	$4,310	$27,237	$12,880

Quarter Ended September 27, 2008 Compared with Quarter Ended September 29, 2007
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Net sales	$159,448	$147,278	$12,170	8.3%
     The increase in net sales was primarily due to the 2007 acquisition of All Power, which contributed $4.6 million to quarterly sales, as well as price increases. The price increases were across all product lines and impacted all markets served and were a result of material cost increases, primarily copper and steel. Market share gains also contributed to the increase in sales as we were able to gain share in turf and garden, mining and materials handling. The increase was also due to the strength of several key markets including energy, driven by global power generation, oil and gas, primary metals and mining, due to greater global demand for coal and metals. These increases were partially offset by a general weakening in other non-core markets served. On a constant currency basis, sales increased by $11.3 million or 7.1% in the third quarter of 2008 compared to the same quarter in 2007.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Gross Profit	$45,821	$41,681	$4,140	9.9%
Gross Profit as a percent of sales	28.74%	28.30%
     The increase in gross profit was primarily due to the 2007 acquisition of All Power, which added gross profit of $1.3 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. These increases were partially offset by material cost increases, primarily copper and steel. On a constant currency basis, gross profit increased by $3.9 million or 8.6% in the third quarter of 2008 compared to the same quarter in 2007.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Selling, general and	$25,655	$22,981	$2,674	11.6%
administrative expense (“SG&A”) SG&A as a percent of sales	16.1%	15.6%
     The SG&A increase was partially due to the inclusion of All Power’s SG&A in the third quarter 2008, which added $0.6 million. The remaining increase resulted from increased wages and benefits including healthcare costs.
     Included in SG&A was the receipt of $0.2 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. A portion of these transition services may be provided until December 31, 2009.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Research and development expenses (“R&D”)	$1,663	$1,606	$57	3.5%
     R&D represents approximately 1% of sales in both periods.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Restructuring expenses	$81	$189	$(108)	-57.1%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (“Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (“TB Wood’s Plan”). We recorded approximately $0.1 million in the third quarter of 2008 of restructuring expenses for moving and relocation, severance and non-cash asset impairment.
     As part of the original Altra Plan, one of the Company’s manufacturing facilities was scheduled to close. As part of the plan and the plant closure agreement, employees were offered severance for continued service to the Company through their date of termination. The Company was accruing the severance ratably from the communication date through the date of termination. In August 2008, the Company announced that the plant would not be closing and one manufacturing line would remain in operation at the facility. In connection with the announcement, the Company recorded a reduction of $0.5 million included as a component of restructuring costs in the accompanying condensed consolidated statement of income for the quarter to date period ended September 27, 2008. Such amounts reflect the previously recorded severance estimated for those employees who will no longer be terminated.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Interest Expense, net	$7,302	$11,406	$(4,104)	-36.0%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes and 9% Senior Secured Notes during the third quarter of 2008, which resulted in lower interest of $0.6 million. In addition, during the quarter ended September 29, 2007 there were $2.8 million of additional prepayment premiums and other fees associated with the paydown of the Senior Notes. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Other non-operating (income) expense, net	$(1,408)	$438	$(1,846)	-421%
     Other non-operating (income) expense included rental income of $0.2 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. The increase was primarily due to the net gain on foreign currency transactions primarily in relation to the British Pound Sterling and Euro, which both experienced a decline against the US dollar in Q3 2008.

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	%

Provision for income taxes, continuing operations	$4,000	$1,637	$2,363	144.3%
Provision for income taxes as a % of income before taxes	31.7%	32.3%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of the Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007.

Year to Date Period Ended September 27, 2008 Compared with Year to Date Period Ended September 29, 2007
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Net sales	$490,523	$433,512	$57,011	13.2%
     The increase in net sales was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which contributed $31.7 million to year to date sales. The remaining increase in net sales was due to price increases. The price increases were across all product lines and impacted all markets served and were a result of material cost increases, primarily copper and steel. Due to our focus on OEM customers we benefited during the first half of 2008 from strong aftermarket sales as customers repaired or replaced equipment which contained our products. Market share gains also contributed to the increase in sales as we were able to gain share in turf and garden, mining and materials handling. The increase was also due to the strength of several key markets including energy, driven by global power generation, oil and gas, primary metals and mining, due to greater global demand for coal and metals. These increases were partially offset by a general weakening during the third quarter of 2008 in other non-core markets served. On a constant currency basis, sales increased by $49.4 million or 11.4% for the year to date period ended September 27, 2008 compared to the comparable period in 2007.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Gross Profit	$144,006	$122,846	$21,160	17.2%
Gross Profit as a percent of sales	29.4%	28.3%
     The increase in gross profit was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which added gross profit of $8.2 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. These increases were partially offset by material cost increases, primarily copper and steel. On a constant currency basis, gross profit increased by $18.8 million or 15.3% during the year to date period ended September 27, 2008 compared with the comparable period in 2007.
     Cost of sales include receipt of warehousing fees of $0.3 million billed as a part of our transition services agreement which was entered into in connection with the sale of TB Wood’s Electronics Division, which increased our gross profit. These warehousing services may be provided until December 31, 2009.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$76,816	$67,386	$9,430	14.0%
SG&A as a percent of sales	15.7%	15.5%
     The SG&A increase was due primarily to the inclusion of TB Wood’s and All Power’s SG&A in the year to date period ended September 27, 2008, which added $4.8 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage and benefits increases, including healthcare costs and increased professional fees. On a constant currency basis, SG&A increased by $8.2 million or 12.2%.

     Included in SG&A was the receipt of $0.9 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services, which reduces SG&A for the period. These transition services may be provided until December 31, 2009.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Research and development expenses (“R&D”)	$5,160	$4,465	$695	15.6%
     R&D increased primarily due to the inclusion of TB Wood’s in the year to date period ended September 27, 2008, which amounted to $0.4 million additional R&D.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Restrctructuring expenses	$1,149	$1,180	$(31)	-2.6%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (“Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (“TB Wood’s Plan”). We recorded approximately $1.1 million in the year to date period 2008 of restructuring expenses for moving and relocation, and severance. Non-cash asset impairment was $0.2 million for the year to date period ended September 27, 2008.
     As part of the original Altra Plan, one of the Company’s manufacturing facilities was scheduled to close. As part of the plan and the plant closure agreement, employees were offered severance for continued service to the Company through their date of termination. The Company was accruing the severance ratably from the communication date through the date of termination. In August 2008, the Company announced that the plant would not be closing and one manufacturing line would remain in operation at the facility. In connection with the announcement, the Company recorded a reduction of $0.5 million included as a component of restructuring costs in the accompanying condensed consolidated statement of income for the year to date period ended September 27, 2008. Such amounts reflect the previously recorded severance estimated for those employees who will no longer be terminated.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Interest Expense, net	$22,456	$31,280	$(8,824)	-28.2%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during the year to date period ended September 27, 2008, which resulted in lower interest of $2.8 million compared to the prior year period. In addition, in 2007, the Company incurred an additional $6.6 million of prepayment premiums associated with the paydown of the senior notes and $0.5 million in a bridge fee. This was offset by $2.2 million of interest associated with the additional Senior Secured Notes that were issued in the second quarter of 2007. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Other non-operating (income) expense, net	$(2,887)	$522	$(3,409)	-653%
     Other non-operating (income) expense included rental income of $0.5 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. The remaining increase was primarily due to the net gain on foreign currency transactions in the third quarter of 2008 and the receipt of $0.3 million in securities as part of a bankruptcy settlement.

	Year to Date Period Ended
	September 27, 2008	September 29, 2007	Change	%

Provision for income taxes, continuing operations	$14,127	$6,485	$7,642	117.8%
Provision for income taxes as a % of income before taxes	34.0%	36.0%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million which was received in January 2008 and was recorded as a receivable for the sale of the Electronics Division on the consolidated balance sheet on December 31, 2007.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007.

Liquidity and Capital Resources
Net Cash

	September 27, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$49,822	$45,807
Cash and cash equivalents increased $4.0 million in the year to date period ended September 27, 2008 due to the following:
     Net cash provided by operating activities for the year to date period ended September 27, 2008 of $31.6 million resulted mainly from cash provided by net income of $27.2 million, plus the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, accretion of debt discount/premium and deferred financing costs of $21.1 million, offset by a net increase in operating assets and liabilities of $14.9 million, due mainly to a $14.9 million increase in trade receivables, $1.6 million of income from foreign currency transactions and $0.3 million of OPEB curtailment gain. The increase in accounts receivable was primarily due to timing of payments from certain large customers who paid balances in full at December 31, 2007.
     Net cash received from investing activities of $5.1 million for the year to date period ended September 27, 2008 resulted from $17.3 million from the proceeds from the sale of the Electronics Division, offset by the purchase of manufacturing equipment of $12.2 million.
     Net cash used by financing activities of $31.6 million for the year to date period ended September 27, 2008 consisted of payments on the Senior Secured Notes of $27.5 million, payments on the TB Wood’s revolving line of credit of $1.7 million, payments on the Senior Notes of $1.3 million, payments on mortgages of $0.2 million and payments of capital lease obligations of $0.8 million.

Liquidity

	Amounts in millions
	September 27, 2008		December 31, 2007
Debt:
Revolving credit agreement	$—		$—
TB Wood’s revolving credit agreement	6.0		7.7
Overdraft agreements	—		—
9% Senior Secured Notes	242.5		270.0
11.25% Senior Notes	6.0		7.8
Variable rate demand revenue bonds	5.3		5.3
Mortgages	2.4		2.6
Capital leases	2.6		3.4

Total Debt	$264.8		$296.8
Cash	$49.8		$45.8
Net Debt	$215.0	55.8%	$251.0	63.2%

Shareholders’ Equity	$170.5	44.2%	$146.4	36.8%
Total Capitalization	$385.5	100%	$397.4	100%
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
     We incurred substantial indebtedness in connection with the acquisitions of subsidiaries of Colfax Corporation, Hay Hall and TB Wood’s. As of September 27, 2008, taking into account these transactions, we had approximately $264.8 million of total indebtedness outstanding including capital leases and mortgages. We expect our total interest expense, arising from our existing debt, to be approximately $26.5 million on an annual basis, through the maturity of the $242.5 million of Senior Secured Notes, which are due December 1, 2011. We expect our cash interest expense to be $24.8 million. Approximately 96% of our borrowings are fixed rate loans and therefore we do not believe that our vulnerability to interest rate changes is significant.
     Our senior Revolving Credit Facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of September 27, 2008, there were no outstanding borrowings, but there were $7.2 million of outstanding letters of credit issued under our senior revolving credit facility.
     We had $6.0 million of principal borrowings outstanding and $6.1 million of outstanding letters of credit as of September 27, 2008 under the TB Wood’s $13.0 million revolving credit facility, which is due in 2010.
          We made capital expenditures of approximately $12.2 million and $6.8 million in the year to date periods ended September 27, 2008 and September 29, 2007, respectively. These capital expenditures will support on-going manufacturing requirements.
     We have cash funding requirements associated with our pension plan which are estimated to be $0.4 million for the remainder of 2008, $5.7 million in 2009, $1.3 million for 2010, $2.0 million for 2011, and $2.1 million thereafter.

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
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the Risk factor entitled “Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the factors that may affect our liquidity. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Contractual Obligations
     As of September 27, 2008, the outstanding principal balance of our Senior Notes was 3.3 million, or approximately $6.0 million. The remaining principal balance is due February 13, 2013.
     In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of September 27, 2008, the remaining principal balance on our Senior Secured Notes was $242.5 million. The balance is due December 1, 2011.
     From time to time, we may repurchase our 9% Senior Secured Notes or our 11 1/4% Senior Notes in open market transactions or privately negotiated transactions, subject to certain restrictions in our senior credit facility.
     In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. We expect to pay the bonds associated with the Chattanooga, Tennessee facility within 12 months, totaling $2.3 million. In addition, we refinanced, concurrent with the acquisition, $13.0 million then outstanding under the TB Wood’s revolving credit agreement. As of September 27, 2008, there was $6.0 million outstanding, which is due in 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. The Company primarily manages the risk associated with such increases through the use of surcharges or general pricing increases for the related products. The Company does not engage in the use of financial instruments to hedge its commodities price exposure.
     Additional information concerning market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There were no additional material changes in our exposure to market risk from December 31, 2007.
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2008.
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

     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The reader should carefully consider the Risk Factors described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2007 are incorporated herein by reference.
Continued extreme volatility and disruption in global financial markets could significantly impact our customers, weaken the markets we serve and harm our operations and financial performance.
     Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption recently, including, among other things, a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. The present financial crisis and uncertain economic environment may significantly impact customers in the markets we serve and as a result could reduce our sales, profitability and long-term anticipated growth rate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Exhibit 3.1 of Altra Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

November 6, 2008	By: Name:	/s/ Michael L. Hurt Michael L. Hurt
	Title	Chairman and Chief Executive Officer

November 6, 2008	By: Name:	/s/ Christian Storch Christian Storch
	Title:	Vice President and Chief Financial Officer