Form 10-Q
period 2009-06-27
Altra Holdings, Inc.
filed 2009-08-04
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33209
ALTRA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1478870 (I.R.S. Employer Identification No.)

300 Granite Street, Suite 201, Braintree, MA (Address of principal executive offices)	02184 (Zip code)
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2009, 26,651,572 shares of Common Stock, $.001 par value per share, were outstanding.

Page #
PART I—FINANCIAL INFORMATION	2

Item 1. Unaudited Condensed Consolidated Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURES	32

Exhibit 10.1
Exhibit 10.35
Exhibit 10.8
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer

ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 27, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63,644	$52,073
Trade receivable, less allowance for doubtful accounts of $1,486 and $1,277 at June 27, 2009 and December 31, 2008, respectively	62,267	68,803
Inventories	79,387	98,410
Deferred income taxes	7,704	8,032
Assets held for sale (See Note 8)	—	4,676
Prepaid expenses and other current assets	8,212	6,514

Total current assets	221,214	238,508

Property, plant and equipment, net	109,897	110,220
Intangible assets, net	77,905	79,339
Goodwill	78,518	77,497
Deferred income taxes	463	495
Other non-current assets, net	6,771	7,525

Total assets	$494,768	$513,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,466	$33,890
Accrued payroll	12,842	16,775
Accruals and other current liabilities	19,369	18,755
Deferred income taxes	6,906	6,906
Current portion of long-term debt	1,053	3,391

Total current liabilities	64,636	79,717

Long-term debt — less current portion and net of unaccreted discount, net	246,308	258,132
Deferred income taxes	22,945	23,336
Pension liablities	11,546	11,854
Other post retirement benefits	322	2,270
Long-term taxes payable	8,283	7,976
Other long-term liabilities	2,369	1,434
Commitments and contingencies (See Note 16)	—	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,932,321 and 25,582,543 issued and outstanding at June 27, 2009 and December 31, 2008, respectively)	26	26
Additional paid-in capital	131,191	129,604
Retained earnings	22,977	23,325
Accumulated other comprehensive income	(15,835)	(24,090)

Total stockholders’ equity	138,359	128,865

Total liabilities and stockholders’ equity	$494,768	$513,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income (Loss)
Amounts in thousands, except per share data
(Unaudited)

	Quarter Ended		Year to Date Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	$111,877	$167,893	$236,417	$331,075
Cost of sales	82,419	117,506	174,756	232,890

Gross profit	29,458	50,387	61,661	98,185

Operating expenses:
Selling, general and administrative expenses	19,938	26,448	41,681	51,161
Research and development expenses	1,494	1,766	3,061	3,497
Other post employment benefit plan settlement gain	—	(169)	(1,467)	(169)
Restructuring costs	2,482	335	4,354	1,068

	23,914	28,380	47,629	55,557

Income from operations	5,544	22,007	14,032	42,628

Other non-operarting income and expense:
Interest expense, net	6,240	7,713	12,589	15,154
Other non-operating (income) expense, net	1,781	(853)	1,619	(1,479)

	8,021	6,860	14,208	13,675

Income (loss) from continuing operations before income taxes	(2,477)	15,147	(176)	28,953
Provision (benefit) for income taxes	(711)	5,278	172	10,127

Net income (loss) from continuing operations	(1,766)	9,869	(348)	18,826
Net loss from discontinued operations, net of income taxes of $124	—	—	—	(397)

Net income (loss)	$(1,766)	$9,869	$(348)	$18,429

Consolidated Statement of Comprehensive Income
Foreign currency translation adjustment	10,798	(674)	8,255	2,302

Comprehensive income	$9,032	$9,195	$7,907	$20,731

Weighted average shares, basic	25,931	25,476	25,911	25,474
Weighted average shares, diluted	25,931	26,121	25,911	26,120

Basic earnings per share:
Net income (loss) from continuing operations	$(0.07)	$0.39	$(0.01)	$0.74
Net loss from discontinued operations	—	—	—	(0.02)

Net income (loss)	$(0.07)	$0.39	$(0.01)	$0.72

Diluted earnings per share:
Net income (loss) from continuing operations	$(0.07)	$0.38	$(0.01)	$0.72
Net loss from discontinued operations	—	—	—	(0.01)

Net income (loss) from continuing operations	$(0.07)	$0.38	$(0.01)	$0.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Year to date ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities
Net income (loss)	$(348)	$18,429
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	8,190	8,051
Amortization of intangible assets	2,732	2,884
Amortization and write-offs of deferred financing costs	957	1,344
Loss (gain) on foreign currency, net	1,379	(671)
Accretion of debt discount, net	372	359
Loss on sale of Electronics Division	—	397
Fixed asset impairment	1,395	—
Loss on sale of fixed assets	—	137
Other post employment benefit plan settlement gain	(1,467)	(169)
Stock based compensation	1,587	1,022
Changes in assets and liabilities:
Trade receivables	8,634	(18,077)
Inventories	20,446	(2,522)
Accounts payable and accrued liabilities	(15,384)	(2,547)
Other current assets and liabilities	(769)	(2,077)
Other operating assets and liabilities	83	57

Net cash provided by operating activities	27,807	6,617

Cash flows from investing activities
Purchase of property, plant and equipment	(3,783)	(7,641)
Proceeds from sale of Electronics Division	—	17,210

Net cash provided by (used in) investing activities	(3,783)	9,569

Cash flows from financing activities
Payments on Senior Notes	(4,950)	(1,346)
Payments on Senior Secured Notes	(8,250)	(15,000)
Payments on Revolving Credit Agreement	(1,000)	(1,723)
Payment on mortgages	(171)	(188)
Payment on capital leases	(381)	(574)

Net cash used in financing activities	(14,752)	(18,831)

Effect of exchange rate changes on cash and cash equivalents	2,299	70

Net change in cash and cash equivalents	11,571	(2,575)
Cash and cash equivalents at beginning of year	52,073	45,807

Cash and cash equivalents at end of period	$63,644	$43,232

Cash paid during the period for:
Interest	$12,047	$14,210
Income taxes	$1,014	$10,300
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of June 27, 2009 and December 31, 2008 and for the quarter and year to date periods ended June 27, 2009 and June 28, 2008.
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
The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $234.3 million and $242.5 million at June 27, 2009 and December 31, 2008, respectively. The estimated fair value of the 9% Senior Secured Notes at June 27, 2009 and December 31, 2008 was $224.9 million and $232.8 million, respectively based on quoted market prices for such Notes.
3. Net Income (loss) per Share
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Income (loss) from continuing operations	$(1,766)	$9,869	$(348)	$18,826
Net loss from discontinued operations	—	—	—	(397)

Net income (loss)	$(1,766)	$9,869	$(348)	$18,429

Shares used in net income (loss) per common share — basic	25,931	25,476	25,911	25,474

Incremental shares of unvested restricted common stock	—	645	—	646

Shares used in net income (loss) per common share — diluted	25,931	26,121	25,911	26,120

Earnings per share — Basic:
Income (loss) from continuing operations	$(0.07)	$0.39	$(0.01)	$0.74
Net loss from discontinued operations	—	—	—	$(0.02)

Net income (loss)	$(0.07)	$0.39	$(0.01)	$0.72

Earnings per share — Diluted:
Income (loss) from continuing operations	$(0.07)	$0.38	$(0.01)	$0.72
Net loss from discontinued operations	—	—	—	$(0.01)

Net income (loss)	$(0.07)	$0.38	$(0.01)	$0.71

4. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 1.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 16.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the transition services agreement, the Company provided services such as sales support, warehousing, accounting and IT services to Vacon. The Company recorded the income received as an offset to the related expense of providing the service. During the quarter and year to date periods ended June 28, 2008, the Company recorded a reduction of $0.1 million and $0.3 million against cost of sales, respectively, and $0.3 million and $0.7 million as an offset to selling, general and administrative expenses, respectively. No transition services have been provided in 2009. The Company leases building space to Vacon. The Company recorded $0.1 million and $0.3 million of lease income in other income in the condensed consolidated statement of income (loss) during the quarter and year to date periods ended June 27, 2009 and June 28, 2008.
Loss from discontinued operations in the year to date period ended June 28, 2008 was comprised of a working capital adjustment, net of taxes.
6. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at June 27, 2009 and December 31, 2008 consisted of the following:

	June 27,	December 31,
	2009	2008
Raw materials	28,331	$31,925
Work in process	16,174	21,310
Finished goods	34,882	45,175

Inventories	$79,387	$98,410

Approximately 12% of total inventories at June 27, 2009 were valued using the LIFO method. The Company recorded a $0.1 million adjustment and $0.8 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended June 27, 2009 and June 28, 2008, respectively. The Company recorded a less than $0.1 million adjustment as a component of cost of sales to value the inventory on a LIFO basis in the quarter ended June 27, 2009 and a $0.6 million adjustment in the quarter ended June 28, 2008.
If the LIFO inventory was accounted for using the FIFO method, the inventory balance at June 27, 2009 would be $1.5 million higher.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2008 through June 27, 2009 were as follows:

Balance December 31, 2008	77,497
Impact of changes in foreign currency	1,021

Balance June 27, 2009	$78,518

Other intangible assets as of June 27, 2009 and December 31, 2008 consisted of the following:

	June 27, 2009		December 31, 2008
		Accumulated		Accumulated
Other intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	17,329	62,038	15,065
Product technology and patents	5,435	3,579	5,435	3,111
Impact of changes in foreign currency	610	—	(688)	—

Total intangible assets	$98,813	$20,908	$97,515	$18,176

The Company recorded $1.4 million and $1.5 million of amortization expense in the quarters ended June 27, 2009 and June 28, 2008, respectively, and $2.7 million and $2.9 million for the year to date periods ended June 27, 2009 and June 28, 2008, respectively.
The estimated amortization expense for intangible assets is approximately $2.7 million for the remainder of 2009 and $5.5 million in each of the next four years and then $21.9 million thereafter.
8. Assets Held for Sale
During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The operations of the facility, which was acquired as part of the TB Wood’s acquisition, were integrated into certain of the Company’s other existing facilities in 2008.
In the second quarter of 2009, due to real estate market conditions in Stratford, Canada, the Company has reevaluated the classification of these buildings as assets held for sale and reclassified the buildings, with a net book value of $1.2 million to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.1 million in the year to date period ended June 27, 2009.
As of December 31, 2008, management planned to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were previously the operating facilities for the Electronics Division which was divested on December 31, 2007. The Company leases the space to Vacon.
In the first quarter of 2009, due to real estate market conditions in Scotland, Pennsylvania and Chattanooga, Tennessee, the Company reevaluated the classification of these buildings as assets held for sale and reclassified the buildings, with a net book value of $3.5 million to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.2 million in the year to date period ended June 27, 2009.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended June 27, 2009 and June 28, 2008 were based upon management’s best estimate of the effective tax rate for the entire year. The effective tax rate for continuing operations changed from 35.0% for the year to date period ended June 28, 2008 to 97.7% for the year to date period ended June 27, 2009. The increase in the effective tax rate was the result of significantly lower earnings before taxes coupled with the higher relative impact of the current interest expense on reserves previously established under FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109 (“FIN 48”). The FIN 48 interest expense, which is included as part of the income tax (benefit) provision, as a percentage of income from continuing operations increased from 0.48% for the year to date period ended June 28, 2008 to 109.5% for the year to date period ended June 27, 2009.
At June 27, 2009, the Company had $8.3 million of unrecognized tax benefits, which, if recognized, would reduce the Company’s effective tax rate. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2005 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax, Kilian and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income (loss). At December 31, 2008 and June 27, 2009, the Company had $3.1 million and $3.3 million of accrued interest and penalties, respectively. The Company accrued $0.2 million of interest and no penalties during the year to date period ended June 27, 2009.
10. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees. In March 2009, the Company reached a new collective bargaining agreement with the union at its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available to retired or active employees. This resulted in an OPEB settlement gain of $1.5 million in the year to date period ended June 27, 2009. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. There was no curtailment gain or loss as a result of the change in the pension plan, the plan had no unrecognized prior service cost and there was no change in the projected benefit obligation.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended June 27, 2009 and June 28, 2008:

	Quarter Ended
	Pension Benefits		Other Benefits
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$16	$16	$3	$15
Interest cost	365	378	19	52
Expected return on plan assets	(327)	(326)	—	—
Amortization of prior service income	—	—	(244)	(243)
Other post employment benefit plan settlement gain	—	—	—	(169)
Amortization of net gain	—	—	(7)	(6)

Net periodic benefit cost (income)	$54	$68	$(229)	$(351)

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$32	$32	$6	$31
Interest cost	730	757	38	104
Expected return on plan assets	(654)	(652)	—	—
Amortization of prior service income	—	—	(488)	(487)
Other post employment benefit plan settlement gain	—	—	(1,467)	(169)
Amortization of net gain	—	—	(14)	(12)

Net periodic benefit cost (income)	$108	$137	$(1,925)	$(533)

11. Debt
Outstanding debt obligations at June 27, 2009 and December 31, 2008 were as follows:

	June 27, 2009	December 31, 2008

Senior Revolving Credit Agreement	$—	$—
TB Wood’s Credit Agreement	5,000	6,000
Overdraft agreements	—	—
9% Senior Secured Notes	234,250	242,500
11.25% Senior Notes	—	4,706
Variable Rate Demand Revenue Bonds	5,300	5,300
Mortgages	2,078	2,257
Capital leases	2,273	2,672
Less: debt discount, net	(1,540)	(1,912)

Total long-term debt	$247,361	$261,523

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Senior Revolving Credit Agreement
The Company maintains a $30 million revolving borrowings facility with a commercial bank (the “Senior Revolving Credit Agreement”) through its wholly owned subsidiary Altra Industrial. The Senior Revolving Credit Agreement is subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Senior Revolving Credit Agreement. Altra Industrial may use up to $10.0 million of its availability under the Senior Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to Altra Industrial. Altra Industrial may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Senior Revolving Credit Agreement must be repaid in full as of November 30, 2010.
Substantially all of Altra Industrial’s assets have been pledged as collateral against outstanding borrowings under the Senior Revolving Credit Agreement. The Senior Revolving Credit Agreement requires Altra Industrial to maintain a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability under the line falls below $12.5 million. Altra Industrial’s availability under the Senior Revolving Credit Agreement has never dropped below $12.5 million and we do not believe that it will in the foreseeable future. The Senior Revolving Credit Agreement imposes customary affirmative covenants and restrictions on Altra Industrial.
There were no borrowings under the Senior Revolving Credit Agreement at June 27, 2009 and December 31, 2008. However, the lender had issued $7.6 million of outstanding letters of credit as of June 27, 2009 and December 31, 2008, respectively, under the Senior Revolving Credit Agreement.
The interest rate on any outstanding borrowings on the line of credit are the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit are 1.5% and .25% on any unused availability under the Senior Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
As of June 27, 2009 and December 31, 2008, there were $6.1 million and $6.0 million of outstanding letters of credit under the TB Wood’s Credit Agreement, respectively. All borrowing under the TB Wood’s Revolving Credit Agreement are due on November 30, 2010. The interest rate on any outstanding borrowings on the line of credit are the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points.
Overdraft Agreements
Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 27, 2009 or December 31, 2008 under any of the overdraft agreements.
9% Senior Secured Notes
Altra Industrial issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $270.0 million. Interest on the Senior Secured Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, at an annual rate of 9%. The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by Altra Industrial.
The effective interest rate on the Senior Secured Notes is approximately 9.6% after consideration of the amortization of the original net issue discount of $5.6 million (included in long-term debt) and the original $6.5 million of deferred financing costs (included in other assets).
The Senior Secured Notes are guaranteed by Altra Industrial’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Senior Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on Altra Industrial.
During the second quarter of 2009, Altra Industrial retired $8.3 million aggregate principal amount of the outstanding Senior Secured Notes at a redemption price of between 94.75% and 97.125% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial recorded a gain on the extinguishment of debt of $0.4 million, which is recorded as a reduction in interest expense in the condensed consolidated statement of income (loss). In addition, Altra Industrial wrote-off $0.1 million of deferred financing costs and original issue discount/premium which is included in interest expense.
11.25% Senior Notes
Altra Industrial issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes was payable semi-annually, in arrears, on August 15 and February 15 of each year, at an annual rate of 11.25%. The effective interest rate on the Senior Notes was approximately 12.4%, after consideration of the $2.6 million of deferred financing costs (included in other assets). The Senior Notes were scheduled to mature on February 13, 2013.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
During the second quarter of 2009, Altra Industrial retired the remaining principal balance of the Senior Notes of £3.3 million or $5.0 million of the principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.1 million of deferred financing fees, which is recorded as interest expense in the condensed consolidated statement of income (loss).
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed the obligation to make payments due under certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million through the issuance of Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of the Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% interest on June 27, 2009), and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.
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
In the first quarter of 2009, due to real estate market conditions in Chattanooga, Tennessee, the Company reevaluated the classification of these buildings as an asset held for sale and reclassified this building to held and used. As a result of the change in classification, the Company reclassified $2.3 million of debt associated with the Chattanooga property to long-term debt on the condensed consolidated balance sheet.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of June 27, 2009 and December 31, 2008, the mortgage had a remaining principal balance outstanding of €1.5 million, or $2.1 million, and €1.6 million, or $2.3 million, respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt.
12. Stockholders’ Equity
Stock-Based Compensation
The Company’s Board of Directors established the 2004 Equity Incentive Plan (the “Plan”) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares of common stock issued pursuant to the Plan generally vest ratably between 3.5 to 5 years, provided that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Shares granted to non-management members of the Board of Directors generally vest immediately.
The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended June 27, 2009 and June 28, 2008 was $0.6 million . Compensation expense for the year to date periods ended June 27, 2009 and June 28, 2008 was $1.6 million and $1.0 million, respectively. Stock based compensation expense is recognized on a straight-line basis over the vesting period.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended June 27, 2009:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested December 31, 2008	797,714	$5.53
Shares granted	283,141	$6.95
Forfeitures	(11,830)	$7.15
Shares for which restrictions lapsed	(349,774)	$4.21

Restricted shares unvested June 27, 2009	719,251	$6.70

Total remaining unrecognized compensation cost was approximately $4.1 million as of June 27, 2009, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended June 27, 2009 was $3.0 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
13. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. No customer represented greater than 10% of total sales for the quarters ended June 27, 2009 and June 28, 2008.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
In accordance with SFAS 131, the Company has five operating segments that are regularly reviewed by our Chief Operating Decision Maker. Each of these operating segments represents an Operating Platform that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment in a manner that is consistent with the objective and a basic principles of SFAS 131. The five operating segments have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function manager.
We serve the general industrial market by selling to original equipment manufacturers (“OEM”) and distributors. Our OEM and distributor customers serve the general industrial market. Resource allocation decisions such as capital expenditure requirements and headcount requirements are made at a consolidated level and allocated to the individual operating segments.
Discrete financial information is not available by product line at the level necessary for management to assess performance or make resource allocation decisions.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

North America (primarily U.S.)	$81,726	$117,694	$173,329	$236,397
Europe	23,831	43,022	51,510	81,262
Asia and other	6,320	7,177	11,578	13,416

Total	$111,877	$167,893	$236,417	$331,075

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of foreign subsidiaries at June 27, 2009 and December 31, 2008 were $73.1 million and $73.5 million, respectively.
14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of June 27, 2009 and December 31, 2008, there were no such claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for losses related to such claims at those dates.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Company has not incurred any additional expenses related to either the Altra Plan or the TB Wood’s Plan in 2009. The Company’s restructuring expense, by major component for the year to date period ended June 28, 2008 was as follows:

		TB Wood’s
	Altra Plan	Plan	Total

Expenses
Other cash expenses	$—	$—	$—
Moving and relocation	228	68	296
Severance	631	—	631

Total cash expenses	859	68	927

Non-cash asset impairment and loss on sale of fixed asset	141	—	141

Total restructuring expenses	$1,000	$68	$1,068

In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan will improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense related to headcount reductions for the quarter ended June 27, 2009 was $1.6 million. We expect to incur cash charges of between $3.5 million and $4.5 million related to this plan for the remainder of 2009 and between $0.5 million and $1.0 million of additional restructuring charges related to this plan in 2010. We expect costs savings from this plan to be approximately $28.8 million on a annualized basis, and we believe we will see the full savings beginning in 2010. We expect savings in 2009 to be approximately $20.0 million.
On April 7, 2009, the Company announced that it would be closing its facility in Mt. Pleasant, Michigan and relocating the manufacturing to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $1.4 million was written down to the fair value of $0.7 million, resulting in an impairment charge of $0.7 million. The Company estimated the fair value using observable inputs (level 2). The Company reviewed sale prices of comparable buildings in the Mt. Pleasant, Michigan area. The relocation is expected to be completed by the end of 2009.
On July 7, 2009, the Company announced that it would be closing its manufacturing facility in South Beloit, Illinois and relocating the manufacturing operations to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $2.1 million was written down to the fair value of $1.5 million, resulting in an impairment charge of $0.6 million. The Company estimated the fair value using observable inputs (level 2). The Company reviewed sale prices of comparable buildings in the South Beloit, Illinois area. The relocation is expected to be completed by the end of 2009.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The expense for the year to date period ended June 27, 2009 is classified by major component as follows:

2009 Altra Plan

Expenses:
Other cash expenses	$47
Severance	2,682

Total cash expenses	2,729

Non-cash asset impairment and other non-cash charges	1,625

Total restructuring expenses	$4,354

The following is a reconciliation of the accrued restructuring costs between December 31, 2008 and June 27, 2009:

All Plans

Balance at December 31, 2008	$1,297
Cash restructuring expense incurred	2,729
Cash payments	(2,597)

Balance at June 27, 2009	$1,429

16. Subsequent Event
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through August 4, 2009, the date the financial statements were issued.
On July 7, 2009, the Company announced that it would be closing its manufacturing facility in South Beloit, Illinois and relocating the manufacturing operations to certain of the Company’s other facilities. See Footnote 15 for further discussion on the impact of this decision.

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
General
Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”) and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 48 subsidiaries. The following chart illustrates a summary of our corporate structure:
The subsidiaries of Altra Industrial design, produce and market a wide range of mechanical power transmission (“MPT”) and motion control products. The business conducted at our subsidiaries is organized into five operating segments; Electro Magnetic Clutches & Brakes, Heavy Duty Clutches & Brakes, Overrunning Clutches & Engineered Bearing Assemblies, Engineered Couplings and Gearing and Belted Drives. We have a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct original equipment manufacturers (“OEM”) and over 3,000 distributor outlets. We are headquartered in Braintree, Massachusetts.
Our products, principal brands and markets and sample applications are set forth below:

Operating Segment	Principal Brands	Principal Markets
Heavy Duty Clutches & Brakes	Wichita Clutch,	Energy
	Twiflex	Metals
	Industrial Clutch	Marine
Electro-Magnetic Clutches & Brakes	Warner Electric,	Turf and Garden
	Matrix Engineering,	Forklift
	Inertia Dynamics	Elevator
	Warner Linear	Material Handling
Overrunning Clutches & Bearings	Formsprag	Aerospace
	Stieber	Mining
	Kilian	Material Handling
	Marland Clutch	Transportation
Engineered Couplings	TB Wood’s	Energy
	Ameridrives	Metals
	Bibby Transmission	Petro/Chem
Huco Dynatork
Gearing and Belted Drives	Boston Gear,	Food Processing
	TB Wood’s	Material Handling
	Nuttall/Delroyd,	Energy
Centric Clutch

Our Internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into this Form 10-Q.
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During November and December 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns. During the fourth quarter of 2008, we began to see several of our distributors and OEM customers implement inventory reduction programs which have continued throughout the first two quarters of 2009. Due to the inability to predict the duration and severity of the current global economic downturn, our visibility regarding the outlook for our markets and business during 2009 is limited. Assuming that the downturn continues, we expect continued weakness in our order rates for the remainder of 2009 in almost all of our end markets.
In response to the continued challenging economic conditions of 2009, we have taken and continue to take swift and aggressive actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. Effective in February 2009, the Company’s discretionary 401(k) match was suspended and a temporary reduction in executive compensation was initiated. Effective June 1, 2009, the Company announced the temporary suspension of all company contributions to the 401(k) plan. We also have announced a general hiring freeze, that all non-union employee salaries will be frozen for at least twelve months and reduced work schedules. During the year to date period ended June 27, 2009, we incurred $4.4 million of restructuring expense and $1.6 million of non-cash charges mainly related to an impairment charge at the Mount Pleasant and South Beloit facility that are both expected to close in December 2009. The remaining expense relates mainly to severance. We expect to incur an additional $3.5 and $4.5 million of expenses associated with the workforce reduction and consolidation of facilities in 2009 and between $0.5 million and $1.0 million in 2010. We expect to see annualized savings of approximately $28.8 million beginning in 2010. We expect savings in 2009 to be $20.0 million.
We will continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity by reducing inventory and A/R levels. As of June 27, 2009, we have a cash balance of $63.6 million.
This outlook presents management’s expectations, however, although we believe they are reasonable, our expectations may not be correct and our plans may change. As with any forward-looking statements, there are inherent risks and uncertainties that could cause actual results to differ from present plans or expectations and such differences could be material.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2008, except as listed below. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

Goodwill, Intangibles and other long-lived assets. In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS 142 Goodwill and Other Intangible Assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.
As of December 31, 2008, goodwill was allocated to each of our twenty identified reporting units. In accordance with SFAS 142, we conducted an annual impairment review of goodwill and indefinite lived intangible assets as of December 31, 2008 at each of these reporting units.
The breakdown of reporting units by acquisition and acquisition date are as follows:

Colfax acquisition — November 30, 2004	12 reporting units
Hay Hall acquisition — February 10, 2006	5 reporting units
Warner Linear acquisition — May 18, 2006	1 reporting unit
TB Wood’s acquisition — April 5, 2007	1 reporting unit
All Power Transmission — October 5, 2007	1 reporting unit
Beginning in the fourth quarter of 2008, almost all of our reporting units were impacted by the overall general economic decline. The decline in our weekly order rates was significant and almost immediate. Between the week of November 7, 2008 and November 14, 2008 order rates declined 21%. Prior to that week, order rates had been flat or increasing for over a year. On a consolidated basis weekly order rates from the week of November 14 through the final full week of the year, December 19, decreased an additional 33%.

As part of the annual goodwill impairment assessment we estimated the fair value of each of our reporting units using an income approach. We forecasted the future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. The following table sets forth the assumptions used in 2008 and 2007 in the calculation of estimated fair value for each of the reporting units that recorded a goodwill impairment during 2008:

	2007 goodwill impairment	2008 goodwill impairment
	assumptions	assumptions
Huco (Hay Hall acquisition)
Revenue growth (1st year)	13.6% increase	(26.2%) decrease
Average revenue growth (2nd – 5th year)	5.8% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	3.6% increase	(4%) decrease
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd – 5th year)	0.8% increase	1% increase
Discount Rate	12%	13%

TB Woods
Revenue growth (1st year)	10.4% increase	(18%) decrease
Average revenue growth (2nd – 5th year)	5.8% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	(0.7%) decrease	(1%) decrease
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd – 5th year)	0.6% increase	1% increase
Discount Rate	12%	13%

Warner Linear
Revenue growth (1st year)	51%	(10.3%) decrease
Average revenue growth (2nd – 5th year)	5.8% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	8.9% increase	6% increase
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd – 5th year)	0.6% increase	0.5% increase
Discount Rate	12%	13%
A continuation of the significant decrease in order rates in the final weeks of 2008 and into 2009 was a key assumption when developing our long-term revenue and profitability plan for our goodwill impairment analysis as of December 31, 2008. All of our reporting units assumed significantly lower sales and lower profitability for 2009 in their long-term growth plan when compared to the forecast used in the goodwill impairment analysis as of December 31, 2007. The discount rate was not changed significantly from the December 31, 2007 goodwill impairment analysis.
As a result of the goodwill impairment analysis, we recorded a goodwill impairment of $31.8 million at the TB Woods, Huco and Warner Linear reporting units as of December 31, 2008. The goodwill remaining at these reporting units, after the adjustment for goodwill impairments, was $23.5 million at TB Woods and there was no goodwill remaining at either Warner Linear or Huco. Due to prevailing market conditions at the time of the acquisitions of these three reporting units, the purchase price paid as consideration for these three acquisitions required a higher premium when compared to the prior 2004 Colfax acquisition and therefore created higher goodwill at these reporting units.
Prior to filing our Form 10-K on March 6, 2009, we reviewed the assumptions used in our goodwill impairment analysis and noted that they had not changed significantly from when we completed our goodwill impairment assessment.
We considered whether the sum of the fair value of all of our reporting units was reasonable when compared to our market capitalization on the date of the goodwill impairment analysis. As of December 31, 2008, our estimated enterprise fair value was $274.4 million. Our market capitalization was $208.7 million. The difference between the fair value of the enterprise and our market capitalization represented a control market premium of between 25% and 35%.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our reporting units do not meet our current year forecasted revenue and/or profitability estimates we could be required to perform an interim goodwill impairment analysis. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. The following table shows the number of reporting units that could be required to perform an interim goodwill impairment analysis if forecasted profitability decreases or the estimated discount rate increases and the goodwill recorded at each of these reporting units. In management’s opinion, these are the reasonably likely scenarios to occur and would have a material effect on the outcome of the fair value assessment and could result in a material goodwill impairment.

	Profitability decrease	Profitability decrease	Profitability decrease
	5% (all other	10% (all other	15% (all other
	assumptions remain	assumptions remain	assumptions remain
	constant)	constant)	constant)
Number of reporting units that could be required to perform an interim impairment analysis	1	4	5
Goodwill as of December 31, 2008 at reporting units that would be required to perform an interim impairment analysis	$23.5 million	$28.3 million	$40.9 million

	Discount rate increase 50 basis	Discount rate increase 100 basis
	points (all other assumptions	points (all other assumptions
	remain constant)	remain constant)
Number of reporting units that could be required to perform an interim impairment analysis	1	1
Goodwill as of December 31, 2008 at reporting units that could be required to perform an interim impairment analysis	$23.5 million	$23.5 million
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time.
During the fourth quarter of 2008, a goodwill impairment was identified and recorded at three reporting units which, in turn, triggered an impairment analysis with respect to long-lived assets at those reporting units.
For our definite lived intangible assets, mainly customer relationships, we estimated the future cash flows using the excess earnings method, a derivation of the discounted cash flow method. We estimated total revenue attributable to existing customer relationships and projected customer revenue growth for the remainder of the projection period. Existing customer revenue was then multiplied by an attrition curve based on our historical attrition rates percent (approximately 4%) for each reporting unit. We estimated profitability for the customer relationship based on the overall reporting unit’s profitability. We compared the estimated future undiscounted cash flows to the carrying value of the customer relationship for each reporting unit and did not identify any impairment.

For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (approximately 1.5%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.
During the second quarter of 2009, we did not identify any events that required us to perform an interim impairment analysis.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 1.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 16.
Results of Operations

	Quarter Ended		Year to date ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$111,877	$167,893	$236,417	$331,075
Cost of sales	82,419	117,506	174,756	232,890

Gross profit	29,458	50,387	61,661	98,185
Gross profit percentage	26.33%	30.01%	26.08%	29.66%
Selling, general and administrative expenses	19,938	26,448	41,681	51,161
Research and development expenses	1,494	1,766	3,061	3,497
Other post employment benefit plan settlement gain	—	(169)	(1,467)	(169)
Restructuring costs	2,482	335	4,354	1,068

Income from operations	5,544	22,007	14,032	42,628
Interest expense, net	6,240	7,713	12,589	15,154
Other non-operating (income) expense, net	1,781	(853)	1,619	(1,479)

Income (loss) from continuing operations before income taxes	(2,477)	15,147	(176)	28,953
Provision (benefit) for income taxes	(711)	5,278	172	10,127

Income (loss) from continuing operations	(1,766)	9,869	(348)	18,826

Net loss from discontinued operations, net of income taxes of $124	—	—	—	(397)

Net income (loss)	$(1,766)	$9,869	$(348)	$18,429

Quarter Ended June 27, 2009 compared with Quarter Ended June 28, 2008
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Net sales	$111,877	$167,893	$(56,016)	-33.4%
The decrease in sales is primarily due to the overall economic decline which has impacted almost all of our end markets and industries. On a constant currency basis, sales decreased $47.1 million or 28.1%. We saw a substantial decrease in sales at our Heavy Duty Clutches & Brakes and Engineered Couplings operating segments of 23.9% and 10.8% respectively in the second quarter of 2009 versus the first quarter of 2009. Both of these operating segments sell into late cycle markets and began to see volume decreases in the second quarter of 2009. Until worldwide economic conditions improve, we expect continued weakness in our order rates.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Gross Profit	$29,458	$50,387	$(20,929)	-41.5%
Gross Profit as a percent of sales	26.3%	30.0%
The decrease in gross profit is due to the significant decrease in sales. As a result of our decrease in sales, we have less leverage on our fixed costs. On a constant currency basis, gross profit decreased $17.6 million or 34.9%. We have taken actions to reduce our expenses and maximize near-term profitability; however, we expect our 2009 gross profit as a percentage of sales to decrease when compared to 2008.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Selling, general and administrative expense (“SG&A”)	$19,938	$26,448	$(6,510)	-24.6%
SG&A as a percent of sales	17.8%	15.8%
The decrease in SG&A is due to our strong cost reduction actions which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of the decreased sales volume we have seen a reduction in outside sales representative commission costs. In addition, during the quarter we suspended all company contributions to our 401(k) plan in the United States and required certain U.S. personnel to take furloughs. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2009, we expect to continue to reduce our SG&A costs through plant consolidations, additional headcount reductions and expense elimination.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Research and development expenses (“R&D”)	$1,494	$1,766	$(272)	-15.4%
R&D represents approximately 1% of sales in both periods.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Restructuring expenses	$2,482	$335	$2,147	640.9%
During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (“Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (“TB Wood’s Plan”). We recorded approximately $0.3 million in the second quarter of 2008 of restructuring expenses for moving and relocation, severance and non-cash asset impairment. There were no costs related to the Altra Plan or the TB Wood’s Plan incurred in 2009.
In March 2009, we adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan will improve operational efficiency by reducing headcount and consolidating certain facilities. During the second quarter of 2009, we recorded $2.5 million of restructuring $1.6 million related to severance and $0.6 million related to a non-cash impairment charge for our South Beloit, Illinois facility due to the announcement that we expect to close the facility at the end of 2009 and $0.3 million of other non-cash charges. We expect to incur between $3.5 million and $4.5 million of additional restructuring charges related to this plan for the remainder of 2009 and between $0.5 million and $1.0 million of additional restructuring charges related to this plan in 2010. We expect costs savings from this plan to be approximately $28.8 million on a annualized basis, and we believe we will see the full savings beginning in 2010. In 2009, we expect to see savings of $20.0 million.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Interest Expense, net	$6,240	$7,713	$(1,473)	-19.1%
Net interest expense decreased due to the lower average outstanding balance of the Senior Secured Notes and Senior Notes. In addition, in the second quarter of 2008 we paid a premium of $0.4 million associated with the repurchase of $15.0 million of Senior Secured Notes and wrote-off $0.3 million of deferred financing costs. In the second quarter of 2009, we paid a premium of $0.2 million associated with the pay-down of $5.0 million of Senior Notes, which was offset by the discount of $0.4 million we received with the pay-down of $8.3 million of Senior Secured Notes. We wrote-off $0.2 million of deferred financing costs associated with the pay-down of the debt.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Other non-operating loss (income), net	$1,781	$(853)	$2,634	-309%
Other non-operating income for both quarters included rental income of $0.2 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division. During the second quarter of 2009, we sold Saftek Ltd., Inc. In connection with the sale we recorded a $0.2 million loss on the sale. The remaining balance in each period relates to changes in foreign currency, primarily the Great British Pound and Euro.

	Quarter Ended
	June 27, 2009	June 28, 2008	Change	%

Provision (benefit) for income taxes	$(711)	$5,278	$(5,989)	-113.5%
Provision (benefit) for income taxes as a % of income (loss) from continuing operations before income taxes	-28.7%	34.8%
In the second quarter of 2009, there was a loss before income taxes and as a result, we recorded an income tax benefit. In the second quarter of 2008, we had income before income taxes and recorded a income tax expense. The company had some tax benefits that were disallowed due to the loss before income taxes in 2009.
Year to Date Period Ended June 27, 2009 compared with Year to Date Period Ended June 28, 2008
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Net sales	$236,417	$331,075	$(94,658)	-28.6%
The decrease in sales is primarily due to the overall economic decline which has impacted almost all of our end markets and industries. On a constant currency basis, sales decreased $76.9 million or 23.2%. We saw a substantial decrease in sales at our Heavy Duty Clutches & Brakes and Engineered Couplings operating segments of 23.9% and 10.8% respectively in the second quarter of 2009 versus the first quarter of 2009. Both of these operating segments sell into late cycle markets and began to see volume decreases in the second quarter of 2009. As a result, on a year to date basis Heavy Duty Clutches & Brakes sales decreased 7.1% and Global Couplings decreased 12.8%. Until worldwide economic conditions improve, we expect continued weakness in our order rates.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Gross Profit	$61,661	$98,185	$(36,524)	-37.2%
Gross Profit as a percent of sales	26.1%	29.7%
The decrease in gross profit is due to the significant decrease in sales. As a result of our decrease in sales, we have less leverage on our fixed costs. On a constant currency basis, gross profit decreased $29.7 million or 30.2%. We have taken actions to reduce our expenses and maximize near-term profitability, however we expect our 2009 gross profit as a percentage of sales to decrease when compared to 2008.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Selling, general and administrative expense (“SG&A”)	$41,681	$51,161	$(9,480)	-18.5%
SG&A as a percent of sales	17.6%	15.5%
The decrease in SG&A is due to our strong cost reduction actions which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of the decreased sales volume we have seen a reduction in outside sales representative commission costs. In addition, we have suspended the 401(k) company and matching contributions and required furloughs. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2009, we expect to continue to reduce our SG&A costs through plant consolidations, additional headcount reductions and expense elimination.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Research and development expenses (“R&D”)	$3,061	$3,497	$(436)	-12.5%
R&D represents approximately 1% of sales in both periods.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Restructuring expenses	$4,354	$1,068	$3,286	307.7%
During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (“Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (“TB Wood’s Plan”). We recorded approximately $1.1 million in the year to date period ended June 28, 2008 of restructuring expenses for moving and relocation, severance and non-cash asset impairment. There were no costs related to the Altra Plan or the TB Wood’s Plan incurred in 2009.
In March 2009, we adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan will improve operational efficiency by reducing headcount and consolidating certain facilities. During the year to date period ended June 27, 2009, we recorded $2.7 million of restructuring expense related to severance, $0.7 million related to a non-cash impairment charge on a facility in Mt. Pleasant, Michigan that we plan on exiting, $0.6 million related to a non-cash impairment charge on a facility in South Beloit, Illinois that we plan on exiting and $0.3 million of other non-cash charges. We expect to incur between $3.5 million and $4.5 million of additional restructuring charges related to this plan for the remainder of 2009 and between $0.5 million and $1.0 million of additional restructuring charges related to this plan in 2010. We expect costs savings from this plan to be approximately $28.8 million on a annualized basis, and we believe we will see the full savings beginning in 2010. In 2009, we expect to see savings of $20.0 million.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Interest Expense, net	$12,589	$15,154	$(2,565)	-16.9%
Net interest expense decreased due to the lower average outstanding balance of the Senior Secured Notes. In addition, in the second quarter of 2008 we paid a premium of $0.4 million associated with the repurchase of $15.0 million of Senior Secured Notes and wrote-off $0.3 million of deferred financing costs. In the second quarter of 2009, we paid a premium of $0.2 million associated with the pay-down of $5.0 million of Senior Notes, which was offset by the discount of $0.4 million we received with the pay-down of $8.3 million of Senior Secured Notes. We wrote-off $0.2 million of deferred financing costs associated with the pay-down of the debt.
Other post employment benefit plan settlement gain
In March 2009, we reached a new collective bargaining agreement with the union at our Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the existing other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available for retired and active employees. This resulted in an OPEB settlement gain of $1.5 million in the year to date period ended June 27, 2009.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Other non-operating income (loss), net	$1,619	$(1,479)	$3,098	-209%
Other non-operating income for both quarters included rental income of $0.3 million for facility rentals under lease agreements which were part of the sale of the Electronics Division. This amount is offset by an adjustment to the assets that had previously been held for sale. During the first quarter of 2009, we reclassified two buildings out of assets held for sale to assets held and used. We recorded a cumulative catch up of depreciation expense of $0.2 million. In addition, during the second quarter of 2009, we sold Saftek Ltd., Inc. In connection with the sale we recorded a $0.2 million loss on the sale. The remaining balance in each period relates to changes in foreign currency, primarily the Great British Pound and Euro.

	Year to Date Period Ended
	June 27, 2009	June 28, 2008	Change	%

Provision for income taxes, continuing operations	$172	$10,127	$(9,955)	-98.3%
Provision for income taxes as a % of income (loss) before taxes	97.7%	35.0%
The 2009 provision for income taxes as a percentage of income before taxes was 97.2%. The year to date loss produced a tax benefit before discrete items. However, the impact of discrete items, including FIN48 interest and tax rate changes in certain jurisdictions, created an overall tax expense for the six months ended June 27, 2009. Additionally, the company had some tax benefits that were disallowed due to the loss before income taxes in 2009.
Discontinued Operations
On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
The $0.4 million loss from discontinued operations in the first half of 2008 was comprised of a working capital adjustment, net of taxes.
Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Senior Revolving Credit Agreement. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Senior Revolving Credit Agreement, attempt to refinance our 9% Senior Secured Notes, or raise capital in equity markets. Presently, we have capacity under our Senior Revolving Credit Agreement to borrow $22.4 million. Of this total capacity, we can borrow up to approximately $9.9 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 9% Senior Secured Notes, we would incur a pre-payment premium of 4.5% of the principal balance through December 1, 2009, 2.3% through December 1, 2010 and 0% after that date. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Despite a net loss of $0.3 million in the first six months of 2009, we saw an increase in our cash balance of $11.6 million versus an increase in our cash balance of $2.6 million in the same period in 2008. Our continued focus on working capital management and a decrease in capital expenditures allowed us to continue to generate cash flows from operations. We expect to continue to be able to generate cash flows for the remainder of 2009, despite lower sales and earnings.
Net Cash

	June 27,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$63,644	$52,073
Cash and cash equivalents increased $11.6 million in the year to date period ended June 27, 2009 due to the following:
Net cash provided by operating activities for the year to date period ended June 27, 2009 of $27.8 million resulted mainly from cash provided from the add-back of non-cash depreciation, amortization, stock based compensation, accretion of net debt discount, deferred financing costs, non-cash loss on foreign currency and a fixed asset impairment charge of $16.6 million. In addition, there was a net decrease in working capital of $13.0 million. The decrease in working capital is mainly due to a decrease in inventory of $20.4 million, as a result of our focus on reducing our inventory level throughout the organization. This was offset by a non-cash other post employment benefit plan settlement gain of $1.5 million and our net loss of $0.3 million.
Net cash used in investing activities of $3.8 million for the year to date period ended June 27, 2009 resulted from the purchase of manufacturing equipment.
Net cash used by financing activities of $14.8 million for the year to date period ended June 27, 2009 consisted repurchases of our Senior Notes of $5.0 million and our Senior Secured Notes of $8.3 million, payment on our Senior Revolving Credit Agreement of $1.0 million, payments of capital lease obligations of $0.4 million and $0.2 million of payments on mortgages.

Liquidity

	Amounts in millions
	June 27,		December 31,
	2009		2008

Debt:
Senior Revolving Credit Agreement	$—		$—
TB Wood’s Credit Agreement	5.0		6.0
Overdraft agreements	—		—
9% Senior Secured Notes	234.3		242.5
11.25% Senior Notes	—		4.7
Variable Rate Demand Revenue Bonds	5.3		5.3
Mortgages	2.1		2.3
Capital leases	2.3		2.6

Total Debt	$249.0		$263.4
Cash	$63.6		$52.1
Net Debt	$185.4	57.3%	$211.3	62.1%

Shareholders’ Equity	$138.4	42.7%	$128.9	37.9%
Total Capitalization	$323.8	100%	$340.2	100%
As of June 27, 2009, we had approximately $249.0 million of total indebtedness outstanding including capital leases and mortgages. Approximately 98% of our borrowings are fixed rate loans and therefore we do not believe that our vulnerability to interest rate changes is significant.
Our Senior Revolving Credit Agreement provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of June 27, 2009, there were no outstanding borrowings, but there were $7.6 million of outstanding letters of credit issued under our Senior Revolving Credit Agreement.
We had $5.0 million of principal borrowings outstanding and $6.1 million of outstanding letters of credit as of June 27, 2009 under the TB Wood’s Revolving Credit Agreement, which is due in 2010.
We made capital expenditures of approximately $3.8 million and $7.6 million in the year to date periods ended June 27, 2009 and June 28, 2008, respectively. These capital expenditures were used to support on-going manufacturing requirements. We expect to have additional capital expenditures of between $2.0 million and $4.0 million for the remainder of 2009.
We have cash funding requirements associated with our pension plan which are estimated to be $0.5 million for the remainder of 2009, $1.5 million for 2010, $1.5 million for 2011, $1.5 million for 2012 and $1.5 million for 2013.
Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Senior Revolving Credit Agreement will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
There can be no assurance that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our Senior Revolving Credit Agreement and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the Risk factor entitled “Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of the factors that may affect our liquidity. In addition, our ability to borrow funds under our Senior Revolving Credit Agreement will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations
As of June 27, 2009, we have paid our Senior Notes in full and have no remaining obligation to pay.
As of June 27, 2009, the remaining principal balance on our Senior Secured Notes was $234.3 million. The balance is due December 1, 2011.
From time to time, we may repurchase our Senior Secured Notes in open market transactions or privately negotiated transactions, subject to certain restrictions in our Senior Revolving Credit Agreement.
In connection with the TB Wood’s acquisition, we assumed the obligation to make payments under $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced, concurrent with the acquisition, $13.0 million then outstanding under the TB Wood’s Revolving Credit Agreement. As of June 27, 2009, there was $5.0 million outstanding, which is due in 2010.
Altra Industrial’s Senior Revolving Credit Agreement provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. The Senior Revolving Credit Agreement requires us to comply with a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability falls below $12.5 million. Our availability under the Senior Revolving Credit Agreement has never dropped below $12.5 million and we do not believe that it will in the foreseeable future. Our Senior Secured Notes do not contain any financial covenants. As of June 27, 2009, we were in compliance with all financial and non-financial covenants under the Senior Secured Notes, the Senior Revolving Credit Agreement and the TB Wood’s Revolving Credit Agreement.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2009.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 27, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, results of operations, cash flows, or financial condition.

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
Our annual meeting of stockholders was held on May 6, 2009. The following matters were voted upon:
Edmund M. Carpenter, Carl R. Christenson, Lyle G. Ganske, Michael L. Hurt, Michael S. Lipscomb, Larry P. McPherson and James H. Woodward, Jr. were elected to serve as Directors of the Company until the 2010 Annual Meeting of Stockholders and until the successors are duly elected and qualified, with the following vote:

	Shares Voted	Shares
	“FOR”	“WITHHELD”	Broker Non-Votes
Edmund M. Carpenter	15,102,149	8,554,290	N/A
Carl R. Christenson	22,343,529	1,312,910	N/A
Lyle G. Ganske	21,609,477	2,046,962	N/A
Michael L. Hurt	21,967,917	1,688,522	N/A
Michael S. Lipscomb	15,102,149	8,554,290	N/A
Larry McPherson	15,365,853	8,290,586	N/A
James H. Woodward	16,574,652	7,081,787	N/A
The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, with the following vote:

Shares Voted	Shares Voted	Shares
“FOR”	“AGAINST”	“ABSTAINING”	Broker Non-Votes
24,416,417	63,692	14,231	N/A

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:
EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

10.1	*
Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger.

10.35	*
Credit Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent.

10.41	(2)	Form of Indemnification Agreement entered into between the Company and the Directors and Certain Officers.

10.8	*	Labor Agreement, effective as of February 1, 2009, between Warner Electric LLC and United Steelworkers and Local Union No. 3245.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
August 4, 2009	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	President and Chief Executive Officer

August 4, 2009	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

August 4, 2009	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Assistant Treasurer and Corporate Controller

EXHIBIT INDEX

Exhibit
Exhibit		Description

10.1	*
Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger.

10.35	*
Credit Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent.

10.8	*	Labor Agreement, dated March 28, 2010, between Warner Electric LLC and United Steelworkers and Local Union No. 3245.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.