Form 10-K
period 2009-12-31
Altra Holdings, Inc.
filed 2010-03-09
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 27, 2009) was approximately $109.1 million.

As of March 1, 2010, there were 26,825,601 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K into
Document	which Incorporated

Altra Holdings, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc., (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 48 subsidiaries. The following chart illustrates a summary of our corporate structure:

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation, and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, belted drives, couplings, engineered bearing assemblies, linear components, electronic drives and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2009, we had net sales of $452.8 million and a net loss of $2.3 million.

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

Unless the context requires otherwise, in this Annual Report on Form 10-K, the terms “Altra Holdings,” “the Company,” “we,” “us” and “our” refer to Altra Holdings, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

We file reports and other documents with the Securities and Exchange Commission. You may read and copy documents we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC Filings are also available to you on the SEC’s internet site at http://www.sec.gov.

Our internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “ExchangeAct”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

History and Acquisitions

Although we were incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of the MPT group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber and Wichita Clutch brands. Colfax formed Power Transmission Holding, LLC or “PTH” in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.

On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax. We refer to this transaction as the PTH Acquisition.

On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, the largest stockholder of Altra Holdings, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and Kilian and its subsidiaries were transferred to Altra Industrial.

On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall Ltd, or Hay Hall. Hay Hall was a UK-based holding company established in 1996 that was focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consisted of five main businesses that were niche focused and had strong brand names and established reputations within their primary markets.

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

On May 18, 2006, we acquired substantially all of the assets of Bear Linear Inc, or Warner Linear. Warner Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Warner Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion into the motion control market.

On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products.

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

Initial Public Offering

In December 2006, the Company completed an initial public offering. The Company offered 3,333,334 of its own shares of common stock, $0.001 par value per share. In addition selling stockholders offered 6,666,666 shares of common stock. Proceeds to the Company after the underwriting discount were $41.9 million.

Secondary Public Offering

In June 2007, we completed a secondary public offering of 12,650,000 shares of our common stock, which included 1,650,000 sold as a result of the underwriters’ exercise of their overallotment option in full at closing. We received proceeds of $48.9 million, net of issuance costs. In the offering, we sold 3,178,494 shares of common stock and certain selling stockholders sold 9,471,506 shares of common stock.

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $27 billion in 2009. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: mechanical power transmission, or MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $12.8 billion market in the United States in 2009.

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

Our Strengths

Leading Market Shares and Brand Names.  We believe we hold the number one or number two market position in key products across many of our core platforms. We believe that over 50% of our sales from continuing operations are derived from products where we hold the number one or number two share and brand recognition, on a consolidated basis with our brands in the same product category, in the markets we serve. In addition, we have recently captured additional market share in several product lines due to our innovative product development efforts and exceptional customer service.

Customized, Engineered Products Serving Niche Markets.  We employ approximately 150 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Significant Operating Leverage Driven by Disciplined Cost Reductions.  We have implemented a successful strategy to manage cost through the cycle with demonstrable results. Our disciplined cost saving initiatives have included workforce and payroll reductions, facility consolidations, and procurement savings. We estimate that we have realized net savings of approximately $59.0 million through December 2009. We estimate that, once volume returns to prior year levels, between $10.0 and $12.0 million of these savings will be permanent in nature, creating significant operating leverage and improving our cost position.

Aftermarket Sales Supported by Large Installed Base.  With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2009, we estimate that approximately 41% of our revenues were derived from aftermarket sales.

Diversified End Markets.  Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2009, no single industry represented more than 9% of our total sales. In addition, we are geographically diversified with approximately 31% of our sales coming from outside North America during 2009.

Strong Relationships with Distributors and OEMs.  We have over 1,000 direct OEM customers and enjoy established, long-term relationships with the leading industrial MPT distributors, critical factors that contribute to our high base of recurring aftermarket revenues. We sell our products through more than 3,000 distributor outlets worldwide. We believe our scale, expansive product lines and end-user preference for our products make our product portfolio attractive to both large and multi-branch distributors, as well as regional and independent distributors in our industry.

Experienced, High-Caliber Management Team.  We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of 13 years with our companies. Our CEO, Carl Christenson, has over 28 years of experience in the MPT industry, while our CFO, Christian Storch, has approximately 22 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.

The Altra Business System.  We benefit from an established culture of lean management emphasizing quality, delivery and cost through the ABS. ABS is at the core of our performance-driven culture and drives both our strategic development and operational improvements. We continually evaluate every aspect of our business to identify productivity improvements and cost savings.

Our Business Strategy

Our long-term strategy is to increase our sales through organic growth, expand our geographic reach and product offerings through strategic acquisitions and improve our profitability through cost reduction initiatives. In the near term, we are focused on cost reduction measures and working capital improvements. We seek to achieve these objectives through the following strategies:

Leverage Our Sales and Distribution Network.  We intend to continue to leverage our established, long-term relationships with the industry’s leading national and regional distributors to help maintain and grow our revenues. We seek to capitalize on customer brand preferences for our products to generate pull-through aftermarket demand from our distribution channel. We believe this strategy also allows our distributors to achieve higher profit margins, further enhancing our preferred position with them.

Focus our Strategic Marketing on New Growth Opportunities.  We intend to expand our emphasis on strategic marketing to focus on new growth opportunities in key end-user and OEM markets. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements, and deploy resources to gain market share and drive future sales growth.

Accelerate New Product and Technology Development.  We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 250 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $58 million in revenues during 2009.

Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market.  We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China. During 2009, we sourced approximately 25% of our purchases from low-cost countries, resulting in average cost reductions of approximately 38% for these products. Within the next five years, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

Continue to Improve Operational and Manufacturing Efficiencies through ABS.  We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, based on manufacturing centers of excellence, provides additional opportunities to consolidate purchasing processes and reduce costs by sharing best practices across geographies and business lines.

Continue to Focus on Cost-Reduction Initiatives.  We intend to generate significant operating leverage by continuing to manage our business through the economic cycle. We continue to effect measures to reduce costs, including the timely implementation of workforce reduction and payroll savings initiatives, engaging the entire organization in pursuing procurement savings and other cost initiatives, and executing as many as six plant consolidations through mid-2010. As a result of these initiatives, at current volume levels, we have generated an estimated net annualized savings of approximately $76.5 million, $10.0 to $12.0 million of which we expect to be permanent in nature once volume returns to prior year levels. We expect these cost reductions will provide a competitive advantage as the industry rebounds.

Selectively Pursue Strategic Acquisitions that Complement Our Strong Platform.  While we have a successful track record of identifying, acquiring and integrating acquisitions, our current focus remains centered on cash generation and preservation. However, we believe that in the future there may be a number of attractive potential acquisition candidates, in part due to the fragmented nature of the industry. We plan to continue our disciplined pursuit of strategic acquisitions to strengthen our product portfolio, enhance our industry leadership, leverage fixed costs, expand our global footprint, and create value in products and markets that we know and understand.

Products

We produce and market a wide variety of mechanical power transmission, or MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered belted drives, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd, and Warner Linear. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger. The following discussion of our products does not include detailed product category revenue because such information is not individually tracked by our financial reporting system and is not separately reported by our general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. We maintain sales information by operating facility, but do not maintain any accounting sales data by product line.

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

Power Transmission Components.  Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion. Power transmission products are applicable in most industrial markets, including, but not limited to metals processing, turf and garden and material handling applications. Specific product lines include linear actuators, miniature and small precision couplings, air motors, friction materials, hydrostatic drives and other various items. We manufacture or market a broad array of power transmission components under several businesses including Warner Linear, Huco Dynatork, Boston Gear, Warner Electric, TB Wood’s and Matrix. Our core power transmission component manufacturing facilities are located in Illinois, Michigan, North Carolina, the United Kingdom and China.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 100 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2009, we derived approximately 69% of our net sales from customers in North America, 22% from customers in Europe and 9% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord LLC., Regal-Beloit Corporation and Baldor Electric, Inc.. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear, Warner Electric and TB Wood’s, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Employees

As of December 31, 2009, we had 2,613 full-time employees, of whom approximately 63% were located in North America, 22% in Europe, and 15% in Asia. 11% of our full-time factory North American employees are represented by labor unions. In addition, approximately 37 employees or 57% of our employees in our facility in Scotland are represented by a labor union. Additionally, approximately 49 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals. We are a party to four U.S. collective bargaining agreements. Three of the agreements will expire on August 2010, June 2011, and September 2011, respectively. With respect to the fourth collective bargaining agreement, we have entered into a plant closing agreement with labor union employees at our South Beloit Manufacturing facility. We expect the facility to close in the first quarter of 2010.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of March 4, 2010 (ages are as of December 31, 2009):

Michael L. Hurt (age 64), P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 50) has been our Chief Executive Officer since January 2009. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 50) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2003. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 43) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 60) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 40) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice

President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 46) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A.	Risk Factors

Risks Related to Our Business

We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the MPT industry. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability, and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.

There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost effective outside suppliers to source components or manufacture our products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2009, approximately 33% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 7% of our net sales for the year ended December 31, 2009. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our success depends on our ability to invest in new technologies and manufacturing techniques to continue to meet our customers’ changing demands with respect to the above factors. We may not be able to make required capital expenditures and, even if we do so, we may be unsuccessful in addressing technological advances or introducing new products necessary to remain competitive within our markets. Furthermore, our own technological developments may not be able to produce a sustainable competitive advantage. If we fail to successfully invest in improvements to our technology and manufacturing techniques, our business may be materially adversely affected.

Our operations are subject to international risks that could affect our operating results.

Our net sales outside North America represented approximately 31% of our total net sales for the year ended December 31, 2009. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, Mexico and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any production disruptions could materially adversely affect our business.

We rely on estimated forecasts of our OEM customers’ needs, and inaccuracies in such forecasts could materially adversely affect our business.

We generally sell our products pursuant to individual purchase orders instead of under long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected, which may materially adversely affect our business.

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

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2009, the average price of copper and steel has increased approximately 141% and 27%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

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

As of December 31, 2009, we had approximately 2,613 full time employees, of whom approximately 44% were employed outside the United States. Approximately 214 of our North American employees and 37 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees. Additionally, approximately 49 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. Three of the agreements will expire on August 2010, June 2011 and September 2011, respectively. We have entered into a plant closing agreement with labor union employees at our South Beloit manufacturing facility. We expect the facility to close in the first quarter of 2010. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, one of our four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

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

In the event our employee-related costs rise significantly, we may have to curtail the number of our employees or shut down certain manufacturing facilities. Any such actions would not only be costly but could also materially adversely affect our business.

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

As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $3.3 million) was approximately $22.3 million as of December 31, 2009 while the fair value of plan assets was approximately $15.7 million as of December 31, 2009. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2009, minimum funding requirements are estimated to be zero in 2010, $1.2 million in 2011, $1.2 million in 2012, $0.6 million in 2013, and $1.2 million in 2014. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $3.3 million as of December 31, 2009. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $0.5 million as of December 31, 2009.

For a description of the post-retirement and post-employment costs, see Note 9 to our audited financial statements included elsewhere in this Form 10-K.

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

We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain names registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.

Goodwill and indefinite-lived intangibles comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our prior review of goodwill and indefinite-lived intangibles in December 2008 resulted in a $31.8 million reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in further reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2009, we had approximately $220.3 million of indebtedness outstanding and $39.6 million available under lines of credit. Our indebtedness has important consequences; for example, it could:

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

Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreement governing Altra Industrial’s Senior Revolving Credit Facility. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default were to occur under the Credit Agreements, then the lenders could declare all amounts outstanding under the senior revolving credit facility with accrued interest, to be immediately due and payable. In addition, our senior revolving credit facility and the indentures governing the 8 1/8% senior secured notes (the “Senior Secured Notes”) have cross-default provisions such that a default under either one would constitute an event of default on the other.

The current economic conditions and severe tightening of credit markets may limit our access to additional capital. In particular, the cost of raising money in the credit markets has increased substantially while the availability of funds from those markets has diminished significantly. While currently these conditions have not impaired our ability to access capital under our credit facility and to finance our operations, there can be no assurance that there will not be a further deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing on similar or acceptable terms. An inability to access sufficient capital could have an adverse impact on our operations and thus on our operating results and financial position.

Our Senior Secured Notes impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities

Subject to a number of important exceptions, the indenture governing our Senior Secured Notes and Altra Industrial’s new senior secured credit facility may limit our and Altra Industrial’s ability to:

•	incur more debt;

•	pay dividends or make other distributions;

•	redeem stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens;

•	reorganize our corporate structure;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

The restrictions contained in the indenture governing the Senior Secured Notes and Altra Industrial’s new senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Senior Secured Notes, Altra Industrial’s new senior secured credit facility, or the indenture governing the Senior Secured Notes, as applicable. If any such default occurs, the lenders under Altra Industrial’s senior secured credit facility and the holders of our Senior Secured Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under Altra Industrial’s new senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under Altra Industrial’s new senior secured credit facility, the lenders under the facility will have the right to proceed against the collateral granted to them to secure the debt. If the debt under Altra Industrial’s new senior secured credit facility or the Senior Secured Notes were to be accelerated, our assets may not be sufficient to repay in full the Senior Secured Notes and all of our other debt.

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

We have been reducing our employee population, changing our compensation and benefit programs, and working to reduce our procurement costs. In addition, we also expect to consolidate certain of our manufacturing operations. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside the United States, particularly in Europe; (iv) decline in employee morale and the potential inability to meet operational targets due to the loss of employees; (v) our ability to retain or recruit key employees; and (vi) the adequacy of our manufacturing capacity. While we have business continuity and risk mitigation plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

If we are unable to successfully implement our new ERP system across the company or such implementation is delayed, our operations may be disrupted or become less efficient.

We have began the implementation for our operations worldwide of a new Enterprise Resource Planning system entitled “SAP,” with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes The adoption of the new SAP system, which will replace the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. As a result, we expect the system implementation process to continue for the next 2 to 2.5 years. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on our operations. Further, if implementation of the SAP system is delayed, we would continue to use our current system which may not be sufficient to support our planned operations and significant upgrades to the current system may be warranted or required to meet our business needs pending SAP implementation. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In addition to our leased headquarters in Braintree, Massachusetts, we maintain 25 production facilities, thirteen of which are located in the United States, one in Canada, nine in Europe and one each in China and Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2009, indicating the location, principal use and whether the facilities are owned or leased.

				Type of
Location	Brand	Major Products	Sq. Ft.	Possession	Expiration

United States
Chambersburg,
Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Chattanooga, Tennessee	TB Wood’s	Space is leased to a third party	60,000	Owned	N/A
Scotland, Pennsylvania	TB Wood’s	Space is leased to a third party	51,300	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Space is leased to a third party	30,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	51,699	Leased	November 30, 2013
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2013
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2013
New Hartford, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	73,206	Leased	July 30, 2019
Braintree, Massachusetts(1)	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2012
New Braunsfels, Texas(3)	Ameridrives	Vacant	16,200	Leased	December 31, 2009
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2011
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Stratford, Canada	TB Wood’s	Vacant	46,000	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes Precision Components	72,000	Leased	April 30, 2014
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(2)
Twickenham, England	Twiflex	Heavy Duty Clutches and Brakes	27,500	Leased	December 24, 2010
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	July 30, 2012

(1)	Corporate headquarters and selective customer service functions.

(2)	Must give the lessor twelve months notice for termination.

(3)	Building was vacated on January 1, 2010.

Item 3.	Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings should not have a material adverse effect on our business, financial condition and results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of March 1, 2010, the number of holders of record of our common stock was approximately 36.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	High	Low

Fiscal 2008:
First Quarter	$16.42	$11.44
Second Quarter	$17.79	$13.32
Third Quarter	$18.55	$14.35
Fourth Quarter	$13.98	$5.46
Fiscal 2009:
First Quarter	$9.05	$3.35
Second Quarter	$8.40	$4.16
Third Quarter	$11.45	$7.57
Fourth Quarter	$12.68	$8.77

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Agreement governing the senior revolving credit facility and the indentures governing the Senior Secured Notes limit our ability to pay dividends or other distributions on our common stock. See Note 10 to the consolidated financial statements below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	in Column (a))(c)

Equity compensation plans approved by security holders(1)	—	$-	614,535
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$-	614,535

(1)	The equity compensation plans were approved by the Company’s shareholders prior to the initial public offering.

Issuer Repurchases of Equity Securities

None

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the time of our initial public offering, December 15, 2006, through December 31, 2009, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment.

	12/31/2006	3/31/2007	6/30/2007	9/28/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009

Altra Holdings, Inc.	4.07%	1.56%	28.00%	23.48%	23.19%	(0.59)%	23.04%	12.37%	(41.41)%	(71.26)%	(44.52)%	(17.11)%	(8.52)%

S&P Small Cap 600	(0.76)%	2.20%	7.25%	5.05%	(1.97)%	(10.20)%	(8.58)%	(7.33)%	(33.33)%	(44.81)%	(33.66)%	(22.21)%	(17.48)%

Peer Group	0.62%	1.28%	17.45%	7.73%	3.29%	(15.01)%	(1.53)%	(2.24)%	(33.36)%	(46.93)%	(29.59)%	(21.85)%	(16.05)%

The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., Regal Beloit Corp., Baldor Electric Co., and Kaydon Bearings Corp.

Item 6.	Selected Financial Data

The following table contains our selected historical financial data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Holdings, Inc.
	Amounts in thousands, except per share data
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005

Net sales	$452,846	$635,336	$584,376	$462,285	$363,465
Cost of sales	329,825	449,244	419,109	336,836	271,952

Gross profit	123,021	186,092	165,267	125,449	91,513
Operating expenses:
Selling, general and administrative expenses	81,117	99,185	93,211	83,276	61,579
Research and development expenses	6,261	6,589	6,077	4,938	4,683
Goodwill impairment	—	31,810	—	—	—
Restructuring costs	7,286	2,310	2,399	—	—
Loss (gain) on curtailment of post-retirement benefit plan	(1,467)	(925)	2,745	(3,838)	—
Loss (gain) on disposal of assets	545	1,584	—	—	(99)

	93,742	140,553	104,432	84,376	66,163
Income from operations	29,279	45,539	60,835	41,073	25,350
Other non-operating income and expense:
Interest expense, net	32,976	28,339	38,554	25,479	19,514
Other non-operating expense (income), net	981	(6,249)	612	856	(17)

	33,957	22,090	39,166	26,335	19,497
Income (loss) from continuing operations before income taxes	(4,678)	23,449	21,669	14,738	5,853
Provision (benefit) for income taxes	(2,364)	16,731	8,208	5,797	3,349

Income (loss) from continuing operations	(2,314)	6,718	13,461	8,941	2,504
Loss from discontinued operations, net of income taxes of $43 in 2008 and $583 in 2007	—	(224)	(2,001)	—	—

Net income (loss)	$(2,314)	$6,494	$11,460	$8,941	$2,504

Other Financial Data:
Depreciation and amortization	$22,072	$21,068	$21,939	$14,611	$11,533
Purchases of fixed assets	9,194	19,289	11,633	9,408	6,199
Cash flow provided by (used in):
Operating activities	59,388	45,114	41,808	11,128	12,023
Investing activities	(9,194)	(3,687)	(124,672)	(63,163)	(5,197)
Financing activities	(54,016)	(31,760)	84,537	83,837	(971)
Weighted average shares, basic	25,945	25,496	23,579	1,183	9
Weighted average shares, diluted	25,945	26,095	24,630	19,525	18,969
Basic earnings per share:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.57	$7.56	$278.22
Net loss from discontinued operations	—	(0.01)	(0.08)	—	—

Net income (loss)	$(0.09)	$0.25	$0.49	$7.56	$278.22

Diluted earnings per share:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.55	$0.46	$0.13
Net loss from discontinued operations	—	(0.01)	(0.08)	—	—

Net income (loss)	$(0.09)	$0.25	$0.47	$0.46	$0.13

	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$51,497	$52,073	$45,807	$42,527	$10,060
Total assets	465,199	513,584	580,525	409,368	297,691
Total debt	217,549	261,523	294,066	229,128	173,760
Long-term liabilities, excluding long-term debt	41,907	46,870	51,310	29,471	79,168

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Hay Hall and Warner Linear in 2006 and TB Wood’s and All Power in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt leverage;

•	the effects of intense competition in the markets in which we operate;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock price;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THIS FORM 10-K AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.

The following discussion of the financial condition and results of income(loss) of Altra Holdings, Inc. and its subsidiaries should be read together with the Selected Historical Financial Data, and the consolidated financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included elsewhere in this

Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra Holdings,” “the Company,” “we,” “us” and “our” refer to Altra Holdings, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

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

While the power transmission industry has undergone some consolidation, we estimate that in 2009 the top five broad-based MPT companies represented approximately 21% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During November and December 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns. During the fourth quarter of 2008, we began to see several of our distributors and OEM customers implement inventory reduction programs which continued throughout the first two quarters of 2009. By the end of 2009, it appeared that inventory reduction efforts by our customers began to come to an end as sales to our largest distribution customers improved during the later part of the year.

In response to the continued challenging economic conditions of 2009, we took swift and aggressive actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. During 2009, we implemented a temporary suspension of our Company contributions to our 401(k) plan, a general hiring freeze, a freeze of all non-union employee salaries and reduced work schedules. During 2009, we incurred $7.3 million of restructuring expense including a $2.5 million non-cash charge primarily related to impairment charges at the Mount Pleasant facility, that closed in 2009 and the South Beloit facility which is expected to have completed the transfer of its manufacturing operations in the first quarter of 2010. The remaining expense relates mainly to severance and moving and relocation costs. We expect to incur between an additional $2.0 and $3.0 million of expenses associated with workforce reduction and consolidation of facilities in 2010. Beginning in 2010, we expect to see annualized savings from our procurement savings, the headcount reductions and consolidation of facilities of approximately $76.5 million. Savings in 2009 were approximately $59.0 million related to these efforts. We estimate that once volume returns to prior year levels, between $10.0 and $12.0 million of these savings will be permanent in nature. In 2010, we expect to return to growth activities but will continue to focus on generating cash flow, executing on plant consolidations, and maintaining a reduced cost base.

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

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Retirement Benefits.  Obligations for pension obligations and other post retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, mortality rates and per capita cost of covered health care benefits. Changes to the discount rate and mortality rate judgments could affect the estimated fair value of the projected benefit obligation. A decrease of 50 basis points in our discount rate assumption would result in an increase of $1.2 million in our projected benefit obligation. An average increase in the average life expectancy assumption of two years would result in an increase of $0.8 million in the pension projected benefit obligation.

Goodwill, Intangibles and other long-lived assets.  In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names, and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

As of December 31, 2008, goodwill was allocated to each of the twenty reporting units we had identified at that time. We conducted an annual impairment review of goodwill and indefinite lived intangible assets as of December 31, 2008 at each of these reporting units.

The breakdown of reporting units identified as of December 31, 2008 by acquisition and acquisition dates are as follows:

Colfax acquisition — November 30, 2004	12 reporting units
Hay Hall acquisition — February 10, 2006	5 reporting units (including Huco)
Warner Linear acquisition — May 18, 2006	1 reporting unit
TB Wood’s acquisition — April 5, 2007	1 reporting unit
All Power Transmission — October 5, 2007	1 reporting unit

Beginning in the fourth quarter of 2008, almost all of our reporting units were impacted by the general economic decline. The decline in our weekly order rates was significant and almost immediate. Continuation of the significant decrease in order rates in the final weeks of 2008 and into 2009 was a key assumption when developing our long-term revenue and profitability plan for our goodwill impairment analysis as of December 31, 2009. All of our reporting units assumed significantly lower sales and lower profitability for 2009 in their long-term growth plan when compared to the forecast used in the goodwill impairment analysis as of December 31, 2008. The discount rate was not changed significantly from the December 31, 2008 goodwill impairment analysis.

As a result of the December 31, 2008 goodwill impairment analysis, we recorded a goodwill impairment charge of $31.8 million at the TB Wood’s, Huco and Warner Linear reporting units. The goodwill remaining at these reporting units, after the adjustment for goodwill impairments, was $23.3 million at TB Wood’s and there was no goodwill remaining at either Warner Linear or Huco. Due to prevailing market conditions at the time of the acquisitions of these three reporting units, the purchase price paid as consideration for these three acquisitions required a higher premium when compared to the prior 2004 Colfax acquisition and therefore created higher goodwill at these reporting units.

During 2009, the Company appointed a new Chief Operating Decision Maker (“CODM”) and went through an extensive restructuring plan. As a result of the change in the CODM and our restructuring activities, we re-evaluated our operating segments and reporting unit structure. We identified five operating segments and concluded that the five operating segments can be aggregated into one reportable segment. We also identified twenty-one reporting units. Our reporting units have common manufacturing and production processes. Each unit includes a machine shop which uses similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function. Based on similar long-term average gross profit margins and the fact that all of our products are sold by one global sales force and are marketed by one global marketing function, we haveconcluded that the reporting units could be aggregated into five reporting units when performing the goodwill impairment analysis.

In both 2008 and 2009, as part of the annual goodwill impairment assessment we estimated the fair value of each of our reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. The following are the assumptions used in 2008 in the calculation of estimated fair value for the reporting units that recorded a goodwill impairment as of December 31, 2008 (Huco, Warner Linear and TB Wood’s).

December 31, 2008
Assumption	Huco	Warner Linear	TB Wood’s

Revenue growth (1st year)	(26.2%) decrease	(10.3%) decrease	(18%) decrease
Average revenue growth (2nd — 5th year)	5.8% increase	5.8% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	(4%) decrease	6% increase	(1%) decrease
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd — 5th year)	1% increase	0.5% increase	1% increase
Discount Rate	13%	13%	13%

We review the difference between the estimated fair value and net book value of each reporting unit. If the difference is less than $1.0 million, the reporting unit could be required to perform an interim goodwill impairment assessment in future periods if the estimated profitability decreased 10% when compared to our forecasts. As of December 31, 2009, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.

We considered whether the sum of the fair value of all of our reporting units was reasonable when compared to our market capitalization on the date of the goodwill impairment analysis. As of December 31, 2009 and 2008, our estimated enterprise fair value was $413.6 million and $274.2 million, respectively. As of December 31, 2009 and 2008, our market capitalization was $328.8 million and $208.7 million, respectively. The difference between the fair value of the enterprise and our market capitalization represented a control market premium of between 25% and 35%. We determined that a control market premium of between 25% and 35% was appropriate based on historical experience with purchase and sales transactions, the historical market trends based on our industry and the control market premium paid in relation to these transactions.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our aggregated reporting units do not meet our current year forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. We performed a sensitivity analysis on the estimated fair value of our reporting units by decreasing profitability by 5%, 10% and 15% leaving all other assumptions constant and increasing the discount rate by 5% and 10% leaving all other assumptions constant. We did not identify any reporting units that would be required to perform an interim goodwill impairment analysis.

For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.5% and 2%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. We did not identify any events or circumstances that would indicate the carrying amount of a long-lived asset may not be recovered.

In 2008, a goodwill impairment was identified and recorded at three reporting units which, in turn, triggered an impairment analysis with respect to long-lived assets at those reporting units. For our definite lived intangible assets, mainly customer relationships, we estimated the future cash flows using the excess earnings method, a derivation of the discounted cash flow method. We estimated total revenue attributable to existing customer relationships and projected customer revenue growth for the remainder of the projection period. Existing customer revenue was then multiplied by an attrition curve based on our historical attrition rates percent (approximately 4%) for each reporting unit. We estimated profitability for the customer relationship based on the overall reporting unit’s profitability. We compared the estimated future undiscounted cash flows to the carrying value of the customer relationship for each reporting unit and did not identify any impairment.

In 2009, the Company did not identify any impairments related to goodwill, definite lived intangible assets or indefinite lived intangible assets.

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

Results of Operations

	Amounts in thousands
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Net sales	$452,846	$635,336	$584,376
Cost of sales	329,825	449,244	419,109

Gross profit	123,021	186,092	165,267
Gross profit percentage	27.17%	29.29%	28.28%
Selling, general and administrative expenses	81,117	99,185	93,211
Research and development expenses	6,261	6,589	6,077
Goodwill impairment	—	31,810	—
Loss (gain) on curtailment of post-retirement benefit plan	(1,467)	(925)	2,745
Restructuring costs	7,286	2,310	2,399
Loss on sale/disposal of assets	545	1,584	—

Income from operations	29,279	45,539	60,835
Interest expense, net	32,976	28,339	38,554
Other non-operating (income) expense, net	981	(6,249)	612

Income (loss) from continuing operations before income taxes	(4,678)	23,449	21,669
Provision (benefit) for income taxes	(2,364)	16,731	8,208

Income (loss) from continuing operations	(2,314)	6,718	13,461
Loss from discontinued operations, net of income taxes of $43 in 2008 and $583 in 2007	—	(224)	(2,001)

Net income (loss)	$(2,314)	$6,494	$11,460

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Net sales	$452,846	$635,336	$(182,490)	(28.7)%

Net sales The decrease in sales was almost exclusively due to overall economic decline which has impacted all of our end markets and industries. All of our operating segments saw double digit decreases in sales during 2009. During the fourth quarter of 2009, we began to see modest increases in our order rates, mainly related to our distribution customers, but until worldwide economic conditions improve, we expect continued weakness in our order rates. If the 2009 foreign exchange rates had remained constant when compared to 2008, sales would have decreased $163.6 million or 25.8%.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Gross Profit	$123,021	$186,092	$(63,071)	(33.9)%
Gross Profit as a percent of sales	27.2%	29.3%

Gross profit.  The decrease in gross profit was due to the significant decrease in sales. We have taken aggressive actions, including workforce and payroll reductions, facility consolidations and procurement savings to reduce our expenses and maximize near-term profitability. If our sales volume improves in 2010, we expect to see an improvement in our gross profit in 2010. If the 2009 foreign exchange rates had remained constant when compared to 2008, gross profit would have decreased $56.2 million or 30.2%. Our Gearings and Belted Drives operating segment’s gross profit as a percentage of sales decreased 5.3% in 2009 when compared to 2008. Gearings and Belted Drives sells into early cycle markets and began to see a large decrease in sales in November 2008. The decrease in sales volume impacted the Gearings and Belted Drives operating segment for almost all of 2009 and impacted that operating segment’s profitability. Our two operating segments that sell into late cycle markets, Global Couplings and Heavy Duty Clutch Brake, did not see a decrease in gross profit percentages in 2009 when compared to 2008. These two operating segments were not impacted by the global economic downturn until the middle of 2009. We expect the Global Couplings and Heavy Duty Clutch Brake operating segments to see decreased profit margins in 2010 when compared to 2009.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Selling, general and administrative expense (“SG&A”)	$81,117	$99,185	$(18,068)	(18.2)%
SG&A as a percent of sales	17.9%	15.6%

Selling, general and administrative expenses.  The decrease in SG&A was due to our cost reduction efforts which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of decreased sales volume, we have seen a reduction in outside sales representative commission costs. In addition, during the year, we required certain U.S. personnel to take furloughs. Also, we suspended the Company’s 401(k) match and Company contributions and also temporarily reduced wages for the executive management team and fees for the Board of Directors. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reduction efforts.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Research and development expenses (“R&D”)	$6,261	$6,589	$(328)	(5.0)%

Research and development expenses  R&D expenses represented approximately 1% of sales in both periods. We do not expect significant variances in future periods.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Other non-operating (income) expense, net	$981	$(6,249)	$7,230	(116.0)%

Other non-operating (income) expense.  The $1.0 million of other expense in 2009 is primarily related to $1.1 million of foreign exchange losses recorded during 2009, mainly due to the U.S. Dollar weakening when compared to the British Pound Sterling and Euro. In 2008, the Company recorded $5.0 million of foreign exchange gains due to the significant strengthening of the U.S. Dollar when compared to the British Pound Sterling, Euro and Canadian Dollar. During 2008, we recorded rental income of $0.6 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s option. In addition, we received $0.3 million in securities as part of a bankruptcy settlement

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Interest Expense, net	$32,976	$28,339	$4,637	16.4%

Interest expense.  Net interest expense increased primarily due to the redemption of our 9% Senior Secured Notes for which we incurred a $5.3 million prepayment premium compared to $1.1 million in 2008. In addition, we wrote off all unamortized deferred financing costs and original issue discount of $5.8 million in 2009 compared to $2.8 million in 2008. These amounts were offset by lower interest expense due to lower average outstanding borrowings in 2009 as compared to previous periods For a more detailed description of the redemption of the 9% Senior Secured Notes and the pay down of the 11.25% Senior Notes, please see Note 11 to our Consolidated Financial Statements in this Form 10-K.

Goodwill impairment.  In 2008, we performed our annual impairment review of goodwill and identified a goodwill impairment of $31.8 million. We did not identify a goodwill impairment during our annual impairment review in 2009. If market conditions deteriorate in 2010, we may be required to take impairment charges in future periods.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Restructuring Expense	$7,286	$2,310	$4,976	215.4%

Restructuring.  During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (the “TB Wood’s Plan”). We recorded approximately $2.3 million of restructuring expenses in 2008 for moving and relocation, severance and non-cash asset impairment. There were no costs related to the Altra Plan or the TB Wood’s Plan incurred in 2009.

In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating certain facilities. During 2009, we recorded $7.3 million of restructuring expenses, of which $4.2 million was related to severance, $0.6 million was related to other restructuring charges (primarily moving and relocation costs), and $2.5 million was non-cash impairment charges. We expect to incur between an additional $2.0 and $3.0 million of expenses associated with workforce reduction and consolidation of facilities in 2010. Beginning in 2010, we expect to see annualized savings from the headcount reductions and consolidation of facilities of approximately $52 million.

Other post employment benefit plan settlement gain.  In March 2009, we reached a new collective bargaining agreement with the union at our Erie, Pennsylvania facility. One of the provisions of the new agreement eliminated the benefits that employees were entitled to receive through the existing other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available for retired and active employees. This resulted in a non-cash OPEB settlement gain of $1.5 million in 2009.

Loss on disposal of assets.  During 2009, we entered into a lease agreement at a new facility in China. As of December 31, 2009, we have exited our previous facility and moved into the new location. We recorded a loss of $0.3 million to dispose of the leasehold improvements associated with the old location.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Provision (benefit) for income taxes, continuing operations	$(2,364)	$16,731	$(19,095)	(114.1)%
Provision (benefit) for income taxes as a % of income before taxes	(50.5)%	71.4%

Provision for income taxes.  The 2009 benefit for income taxes was primarily due to our loss before income taxes. Additionally, the benefit further increased as a result of changing certain tax elections during 2009 and amending certain prior year returns to reflect those election changes. This benefit was partially offset by the establishment of reserves for uncertain tax positions and interest expense on previously reserved amounts. In 2008, we recorded additional tax expense due to the non-tax deductible portion of our goodwill impairment charge. For further discussion, refer to Note 8 in our consolidated financial statements.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2008	2007	Change	%

Net sales	$635,336	$584,376	$50,960	8.7%

Net sales.  For the year ended December 31, 2008, net sales increased $51.0 million compared to 2007. The increase is primarily due to the 2007 acquisitions of TB Wood’s and All Power, which contributed $31.7 million, price increases which contributed $13.0 million, strong after market sales, market share gains, the strength of several key markets, including energy and primary metals. During 2008, the price increases resulting from material cost increases (primarily copper and steel) were across all product lines and impacted all markets served. If the 2008 foreign exchange rates had remained constant when compared to 2007, sales would have increased $50.4 million. During the first nine months of 2008, sales would have increased $57.0 million or if the 2008 foreign exchange rates had remained constant when compared to 2007. If the 2008 foreign exchange rates had remained constant when compared to 2007, sales would have increased $0.1 million in the fourth quarter of 2008. During November and December of 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns, as a result, our fourth quarter sales would have been relatively flat compared to the fourth quarter of 2007, if the 2008 foreign exchange rates had remained constant when compared to 2007.

.

	Amounts in thousands, except percentage data
	Year To Date Ended
	December 31,	December 31,
	2008	2007	Change	%

Gross Profit	$186,092	$165,267	$20,825	12.6%
Gross Profit as a percent of sales	29.29%	28.28%

Gross profit.  In 2008 gross profit increased $20.8 million compared to 2007. The increase is primarily related to the 2007 acquisitions of TB Wood’s and All Power, which added incremental gross profit of $8.2 million in 2008. Gross profit of other operations also increased due to price increases which contributed $13.0 million, an increase in low cost country material sourcing and manufacturing which contributed $5.3 million and further manufacturing efficiencies as a result of continued application of the Altra Business System. If the 2008 foreign exchange rates remained constant when compared to 2007, gross profit would have increased $20.6 million. During the first nine months of 2008, gross profit increased $21.2 million or $18.8 million if the 2008 foreign exchange rates remained constant when compared to 2007. During the fourth quarter of 2008 gross profit would have decreased $0.3 million compared to the prior year period. If the 2008 foreign exchange rates remained constant when compared to 2007, gross profit increased $1.8 million in the fourth quarter of 2008. The global economic slowdown experienced during 2008 and particularly during the fourth quarter of 2008 affected our markets and customers. As a result, our sales and therefore gross profit in the fourth quarter would have been flat when compared to the fourth quarter of 2007 if the 2008 foreign exchange rates remained constant compared to 2007.

Cost of sales benefited from warehousing fees of $0.3 million billed as a part of a transition services agreement which was entered into in connection with the sale of TB Wood’s Electronics Division. These warehousing services terminated in 2008.

	Amounts in thousands, except percentage data
	Year To Date Ended
	December 31,	December 31,
	2008	2007	Change	%

Selling, general and administrative expense (“SG&A”)	$99,185	$93,211	$5,974	6.4%
SG&A as a percent of sales	15.6%	16.0%

Selling, general and administrative expenses.  The SG&A increase in 2008 was due primarily to the inclusion of TB Wood’s and All Power for the full year which added $4.8 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage and benefits increases, including healthcare costs and increased professional fees.

SG&A was net of a credit $1.1 million in income for billing related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services.

	Amounts in thousands, except percentage data
	Year To Date Ended
	December 31,	December 31,
	2008	2007	Change	%

Research and development expenses (“R&D”)	$6,589	$6,077	$512	8.4%

Research and development expenses.  R&D increased primarily due to the inclusion of TB Wood’s for a full year ending December 31, 2008, which amounted to $0.4 million incrementally.

	Amounts in thousands, except percentage data
	Year To Date Ended
	December 31,	December 31,
	2008	2007	Change	%

Other non-operating (income) expense, net	$(6,249)	$612	$(6,861)	(1121.0)%

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

	Amounts in thousands, except percentage data
	Year To Date Ended
	December 31,	December 31,
	2008	2007	Change	%

Interest Expense, net	$28,339	$38,554	$(10,215)	(26.5)%

Interest expense.  Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during 2008, which resulted in lower interest of $2.9 million compared to the prior year. In addition, in 2007, we incurred an additional $7.1 million of prepayment premiums associated with the pay down of the 11.25% Senior Notes as compared to the prepayment premiums on the pay-down of the 9% Senior Secured Notes in 2008. In addition, in 2007 we recorded $2.0 million related to the write-off of deferred financing fees and $0.5 million related to a bridge fee. This was offset by $1.4 million of additional interest expense in 2008 associated with the additional 9% Senior Secured Notes that were issued in the second quarter of 2007.

Goodwill impairment.  We performed our annual impairment review of goodwill during the fourth quarter of 2008. As a result of the annual goodwill impairment review, we determined that the goodwill associated with three reporting units was impaired, and therefore recorded a charge of $31.8 million. We believe that the global economic crisis and economic conditions within our industry end-markets during 2008 were the primary factors that led to the impairment of goodwill.

Restructuring.  During 2007, we adopted two restructuring programs, the Altra Plan and the TB Wood’s Plan. The total restructuring charge for the years ended December 31, 2008 and 2007 was $2.3 million and $2.4 million, respectively. In 2008, the restructuring expense is comprised of $0.2 million of non-cash asset impairment on fixed assets, $0.7 million of moving and relocation expenses and $1.4 million of severance expenses. In addition, in 2008, as part of the Altra Plan, the manufacturing plant in Erie, Pennsylvania was originally scheduled to close. As part of the plan and the plant closure agreement, employees were offered severance for continued service through their termination date. We were accruing the severance ratably from the communication date through the date of termination. In September 2008, we announced that the plant would not be closing and one manufacturing line would remain in operation at the facility. In connection with the announcement, we reversed $0.5 million of severance through the restructuring line in the income statement, that was no longer due to the employees. In 2007, the restructuring expense was comprised of $0.2 million of non cash fixed asset impairment, $1.3 million of moving and relocation expenses, $0.7 million of severance and $0.2 million of other expenses.

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

	Year To Date Ended
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

Discontinued Operations.  Loss from discontinued operations in the year to date period ended December 31, 2008, was comprised of a purchase price working capital adjustment, an adjustment to deferred taxes and an adjustment to the tax provision. The tax provision is comprised of taxes on the working capital adjustment and a revision of tax estimates made during 2007 based on the actual amounts filed on the Company’s tax return in 2008.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our senior secured revolving credit facility, attempt to refinance our 8 1/8% Senior Notes (the “Senior Secured Notes”), or attempt to raise capital in equity markets. Presently, we have capacity under our senior secured revolving credit facility to borrow $50.0 million. Of this total capacity, we can borrow up to $27.1 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 8 1/8% Senior Secured Notes, we would incur a pre-payment premium. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

During 2009, Altra Industrial retired the remaining principal balance of the 11 1/4% Senior Notes (the “Old Senior Notes”), of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees, which is recorded as interest expense in the Consolidated Statement of Income (loss).

Senior Secured Notes

In 2009, we issued $210 million of Senior Secured Notes due December 1, 2016. The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our senior secured revolving credit facility, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance with all covenants of the indenture governing the Senior Secured Notes at December 31, 2009

Tender Offer

We used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem Altra Industrial’s 9% Old Senior Secured Notes. On November 10, 2009, Altra Industrial commenced a cash tender offer to repurchase any and all of the outstanding Old Senior Secured Notes as of the date thereof at a price equal to $1,000.00 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, we redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, we satisfied and discharged all of our obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer.

Borrowings

	Amounts in millions
	December 31,	December 31,
	2009	2008

Debt:
Revolving Credit Agreement	$—	$—
Old Revolving Credit Agreement	—	—
Old TB Wood’s Revolving Credit Agreement	—	6.0
Overdraft agreements	—	—
Senior Secured Notes	210.0	—
Old Senior Secured Notes	—	242.5
Old Senior Notes	—	4.7
Variable rate demand revenue bonds	5.3	5.3
Mortgages	3.1	2.3
Capital leases	1.8	2.6

Total Debt	$220.2	$263.4

Senior Secured Credit Facility

Concurrently with the closing of the offering of the Old Senior Secured Notes, Altra Industrial entered into a new Senior Secured Credit Facility (the “Revolving Credit Agreement”), that provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility (the“Old TB Wood’s Revolving Credit Agreement”).

Altra Industrial and all of its domestic subsidiaries are borrowers, or “Borrowers”, under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries which are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

An event of default under the Revolving Credit Agreement would occur in connection with a change of control, among other things, if: (i) Altra Industrial ceases to own or control 100% of each of its borrower subsidiaries, or (ii) a change of control occurs under the Senior Secured Notes, or any other subordinated indebtedness.

An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness of any borrower may have involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases with limited exception to be secured by a full lien of the assets of Borrowers and guarantors.

As of December 31, 2009, we were in compliance with all covenant requirements associated with all of our borrowings. As of December 31, 2009, we had no borrowing and $10.4 million in letters of credit outstanding under the Revolving Credit Agreement.

Old TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition in 2007, the Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. As of December 31, 2008, there was $6.0 million of debt outstanding under the Old TB Wood’s Revolving Credit Agreement. As of December 31, 2008 there was $6.0 million of outstanding letters of credit. In connection with the Revolving Credit Agreement described above, the Old TB Wood’s Revolving Credit Agreement was paid in full.

Old Revolving Credit Agreement

In connection with the PTH Acquisition, we incurred substantial indebtedness. To partially fund the PTH acquisition, Altra Industrial issued $165.0 million of Old Senior Secured Notes and Altra Industrial entered into a $30.0 million senior revolving credit facility, (the “Old Revolving Credit Agreement”). The Old Revolving Credit Agreement provided for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of the date of refinancing, we were in compliance with all covenant requirements associated with all of our borrowings. The Old Revolving Credit Agreement was terminated in connection with the entering into of the Revolving Credit Agreement.

In connection with our acquisition of Hay Hall in February 2006, Altra Industrial issued £33.0 million of Old Senior Notes. Based on an exchange rate of 1.7462 U.S. Dollars to U.K. pounds sterling (as of February 8, 2006), the proceeds from these notes were approximately $57.6 million. The notes were unsecured and were due in 2013. Interest on the Old Senior Notes was payable in U.K. pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. In connection with our acquisition of TB Wood’s in April 2007, Altra Industrial issued an additional $105.0 million of its Old Senior Secured Notes. During 2009, the outstanding Old Senior Notes were redeemed.

Net Cash

	December 31,	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents	$51,497	$52,073

Highlights:

•	In 2009, we generated significant cash through the reduction of inventory of $28.2 million related to a reduction in purchasing as a result of the economic downturn and we also reduced Accounts Receivable by $19.3 million.

•	In 2009, we issued $210 million of 8 1/8% Senior Secured Notes due December 2016. We used the proceeds of the offering of the 8 1/8% Senior Secured Notes to repurchase or redeem $205.3 million of Altra Industrial’s 9% Old Senior Secured Notes and to pay related fees, expenses and other costs of $7.6 million.

•	In 2009, the $6.0 million of debt under the Old TB Wood’s Revolving Credit Agreement was paid in full.

•	During 2009, we retired the remaining principal balance of the 11 1/4% Old Senior Notes of £3.3 million ($5.0 million) of principal amount, plus accrued and unpaid interest. In connection with the redemption, we incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs and to fund potential future acquisitions, debt services, capital expenditures, and pension funding. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Cash Flows for 2009

The primary source of funds for our fiscal year 2009 was cash provided by operating activities of $59.4 million. Net cash used in investing activities of $9.2 million for purchases of property, plant and equipment primarily for investment in manufacturing equipment. Net cash used in financing activities of $54.0 million for 2009 consisted primarily of $242.5 million of payments on the 9% Old Senior Secured Notes, and $5.0 million of payments on the 11 1/4% Old Senior Notes, offset by $207.3 million of proceeds from the issuance of the 8 1/8% Senior Secured Notes.

Cash Flows for 2008

Net cash provided by operating activities for 2008 of $45.1 million, resulted mainly from net income of $6.5 million, non-cash depreciation, amortization of intangibles and deferred financing costs, accretion of debt discount, goodwill impairment charges, loss on the sale of the TB Wood’s Electronics Division, loss on disposal of fixed assets, non-cash stock compensation expense and the provision for deferred taxes of $61.1 million. This was offset by a non-cash gain on foreign exchange, OPEB curtailment gain and a net change in working capital of $22.5 million.

Capital Expenditures

We made capital expenditures of approximately $9.2 million and $19.3 million in the years ended December 31, 2009 and December 31, 2008, respectively. These capital expenditures will support on-going business needs. In 2010, we expect capital expenditures to be approximately $12.0 million.

Pension Plans

As of December 31, 2009, we had minimum cash funding requirements associated with our pension plan which we estimated to be zero in 2010, $1.2 million in 2011, $1.2 million in 2012 and $0.6 million in 2013 and $1.2 million in 2014. These amounts represent minimum funding requirements for the previous pension benefits we provided our employees. In addition to the minimum funding requirements, we may choose to make additional supplemental payments to the plan.

One of the Company’s four U.S. collective bargaining agreements expired in September 2007. In October 2007, negotiations with the union covered by that agreement resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.

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

In March 2009, the Company reached a new collective bargaining agreement with the union at its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available to retired or active employees. This resulted in a non-cash OPEB settlement gain of $1.5 million in 2009. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. There was no curtailment gain or loss as a result of the change in the pension plan, the plan had no unrecognized prior service cost and there was no change in the projected benefit obligation.

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

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2009 (in millions):

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total

Senior Secured Notes(1)	$—	$—	$—	$—	$—	$210.0	$210.0
Operating leases	2.6	4.1	3.7	2.2	1.6	2.6	16.8
Capital leases	0.9	0.8	0.3	—	—	—	2.0
Mortgage(2)	0.3	0.3	1.5	0.4	0.4	0.2	3.1
Variable Rate Demand Revenue Bonds(3)	—	—	—	—	—	5.3	5.3
Revolving Credit Agreement(4)	—	—	—	—	—	—	—

Total contractual cash obligations	$3.8	$5.2	$5.5	$2.6	$2.0	$218.1	$237.2

(1)	We have semi-annual cash interest requirements due on the Senior Secured Notes with $17.1 million payable in 2010 through 2015, and $15.6 million due in 2016.

(2)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.2 million as of December 31, 2009, an interest rate of 3.5% and is payable in monthly installments over the next 6 years.

(3)	In April 2007, as part of the TB Wood’s acquisition, we assumed obligation for payment of interest and principal on the Variable Rate Demand Revenue Bonds. These bonds bear variable interest rates and mature in April 2022 and April 2024.

(4)	We have up to $50.0 million of borrowing capacity, through November 2012, under our Revolving Credit Agreement (including $30 million available for use for letters of credit). As of December 31, 2009, there were no outstanding borrowings and $10.4 million of outstanding letters of credit under our Revolving Credit Agreement.

We have cash funding requirements associated with our pension plan. As of December 31, 2009, these requirements were estimated to be zero for 2010, $1.2 million for 2011, $1.2 million for 2012, $0.6 million for 2013 and $1.2 million for 2014.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $9.7 million as of December 31, 2009, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 8 to the consolidated financial statements.

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees.

As of December 31, 2009, there were 560,081 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2012 is $2.2 million. Based on the stock price at December 31, 2009, of $12.35 per share, the intrinsic value of these awards as of December 31, 2009, was $6.9 million.

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Boards (“FASB”) issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. See Note 9 to consolidated financial statements for our enhanced disclosure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, we do not utilize derivative instruments to manage these risks.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2009 and 2008, the aggregate total assets (based on book value) of foreign subsidiaries were $76.8 million and $73.5 million, respectively, representing approximately 55.3% and 57.0%, respectively, of our total assets

(based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2009 and 2008, were $1.43 and $1.41, respectively to the Euro. The approximate exchange rates in effect at December 31, 2009 and 2008 were $1.59 and $1.45, respectively to the British Pound Sterling.

Currency transaction exposure.  Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.  The majority of our debt is fixed rate debt, however we are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Revolving Credit Agreement, and our Variable Rate Demand Revenue Bonds. Our Revolving Credit Agreement is payable at prime rate plus 0.25% in the case of prime rate loans, or LIBOR rate plus an applicable spread of 2.75% to 3.25%, in the case of LIBOR rate loans. The applicable spread varies depending on the average amount that is unavailable under the Revolving Credit Agreement during the most recent quarter. As of December 31, 2009, we had no borrowings under our Revolving Credit Agreement and $10.4 million of outstanding letters of credit under our Revolving Credit Agreement. The Variable Rate Demand Revenue Bonds have a variable interest rate that was less than 1% as of December 31, 2009. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altra Holdings, Inc.
Braintree, Massachusetts

We have audited the accompanying consolidated balance sheet of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Altra Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Altra Holdings, Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2) for each of the two years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Holdings, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for each of the two years in the period ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties with the adoption of the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740, Income Taxes) effective January 1, 2007.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 6, 2009, except for Note 17,
as to which the date is November 4, 2009

ALTRA HOLDINGS, INC.

Consolidated Balance Sheets
Amounts in thousands, except share amounts

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$51,497	$52,073
Trade receivable, less allowance for doubtful accounts of $1,434 and $1,277 at December 31, 2009 and 2008, respectively	52,855	68,803
Inventories	71,853	98,410
Deferred income taxes	9,265	8,032
Assets held for sale (See Note 5)	—	4,676
Income tax receivable	4,754	2,581
Prepaid expenses and other current assets	3,647	3,933

Total current assets	193,871	238,508
Property, plant and equipment, net	105,603	110,220
Intangible assets, net	74,905	79,339
Goodwill	78,832	77,497
Deferred income taxes	679	495
Other non-current assets	11,309	7,525

Total assets	$465,199	$513,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,421	$33,890
Accrued payroll	12,133	16,775
Accruals and other current liabilities	19,971	18,755
Deferred income taxes	7,275	6,906
Current portion of long-term debt	1,059	3,391

Total current liabilities	67,859	79,717
Long-term debt — less current portion and net of unaccreted discount and premium	216,490	258,132
Deferred income taxes	21,051	23,336
Pension liabilities	9,862	11,854
Other post retirement benefits	405	2,270
Long-term taxes payable	9,661	7,976
Other long-term liabilities	928	1,434
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2009 and 2008, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,057,993 and 25,582,543 issued and outstanding at December 31, 2009 and 2008, respectively)	26	26
Additional paid-in capital	132,552	129,604
Retained earnings	21,011	23,325
Accumulated other comprehensive income	(14,646)	(24,090)

Total stockholders’ equity	138,943	128,865

Total liabilities and stockholders’ equity	$465,199	$513,584

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share data

	Year Ended December 31,
	2009	2008	2007

Net sales	$452,846	$635,336	$584,376
Cost of sales	329,825	449,244	419,109

Gross profit	123,021	186,092	165,267
Operating expenses:
Selling, general and administrative expenses	81,117	99,185	93,211
Research and development expenses	6,261	6,589	6,077
Goodwill impairment	—	31,810	—
(Gain) loss from settlement/curtailment of post employment benefit and pension plans	(1,467)	(925)	2,745
Restructuring costs	7,286	2,310	2,399
Loss on disposal of assets	545	1,584	—

	93,742	140,553	104,432
Income from operations	29,279	45,539	60,835
Other non-operating income and expense:
Interest expense, net	32,976	28,339	38,554
Other non-operating (income) expense, net	981	(6,249)	612

	33,957	22,090	39,166
Income (loss) from continuing operations before income taxes	(4,678)	23,449	21,669
(Benefit) provision for income taxes	(2,364)	16,731	8,208

Net income (loss) from continuing operations	(2,314)	6,718	13,461
Net loss from discontinued operations, net of income taxes of $43 in 2008 and $583 in 2007	—	(224)	(2,001)

Net income (loss)	$(2,314)	$6,494	$11,460

Consolidated Statement of Comprehensive Income (Loss)
Pension liability adjustment	514	(2,038)	482
Foreign currency translation adjustment	8,930	(23,975)	4,505

Comprehensive income (loss)	$7,130	$(19,519)	$16,447

Weighted average shares, basic	25,945	25,496	23,579
Weighted average shares, diluted	25,945	26,095	24,630
Basic earnings per share:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.57
Net loss from discontinued operations	—	(0.01)	(0.08)

Net income (loss)	$(0.09)	$0.25	$0.49

Diluted earnings per share:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.55
Net loss from discontinued operations	—	(0.01)	(0.08)

Net income (loss)	$(0.09)	$0.25	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity
Amounts in thousands

					Accumulated Other
	Common		Additional Paid	Retained	Comprehensive
	Stock	Shares	in Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2006	$21	21,468	$76,907	$5,552	$(3,064)	$79,416

Issurance of common stock, net of offering costs	3	3,178	48,708	—	—	48,711
Stock based compensation and vesting of restricted stock	1	483	2,038	—	—	2,039
Net income	—	—	—	11,460	—	11,460
Adoption of ASC 740	—	—	—	(181)	—	(181)
Cumulative foreign currency translation adjustment, net of $1,873 tax expense	—	—	—	—	4,505	4,505
Minimum pension liability adjustment, net of $28 tax expense	—	—	—	—	482	482

Balance at December 31, 2007	$25	25,129	$127,653	$16,831	$1,923	$146,432

Stock based compensation and vesting of restricted stock	1	454	1,951	—	—	1,952
Net income				6,494		6,494
Cumulative foreign currency translation adjustment, net of $1,594 of tax expense	—	—	—	—	(23,975)	(23,975)
Minimum pension liability adjustment, net of $1,044 tax benefit	—	—	—	—	(2,038)	(2,038)

Balance at December 31, 2008	$26	25,583	$129,604	$23,325	$(24,090)	$128,865

Stock based compensation and vesting of restricted stock	—	475	2,948	—	—	2,948
Net loss				(2,314)	—	(2,314)
Cumulative foreign currency translation adjustment, net of $478 of tax expense	—	—	—	—	8,930	8,930
Minimum pension liability adjustment, net of $316 tax expense	—	—	—	—	514	514

Balance at December 31, 2009	$26	26,058	$132,552	$21,011	$(14,646)	$138,943

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(2,314)	$6,494	$11,460
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	16,534	15,379	16,447
Amortization of intangible assets	5,538	5,689	5,492
Amortization and write-offs of deferred loan costs	4,062	2,133	3,448
(Gain) loss on foreign currency, net	1,104	(5,049)	732
Accretion and write-off of debt discount and premium	1,912	898	774
Goodwill impairment charges	—	31,810	—
Amortization of inventory fair value adjustment	—	—	926
Gain (loss) on sale of Electronics Division	—	224	(2,927)
Loss on disposal/impairment of fixed assets	2,891	1,584	313
(Gain) loss on settlement/curtailment of other post retirement benefit and pension plans	(1,467)	(925)	2,745
Stock based compensation	3,267	1,951	2,038
Provision for deferred taxes	(1,804)	1,401	5,455
Changes in assets and liabilities:
Trade receivables	19,267	(933)	4,318
Inventories	28,180	(2,074)	(2,277)
Accounts payable and accrued liabilities	(17,924)	(13,268)	(10,690)
Other current assets and liabilities	376	1,269	3,735
Other operating assets and liabilities	(234)	(1,469)	(181)

Net cash provided by operating activities	59,388	45,114	41,808

Cash flows from investing activities
Purchase of property, plant and equipment	(9,194)	(19,289)	(11,633)
Proceeds from sale of Electronics Division, net of cash of $1,072	—	17,310	10,828
Payments for prior year acquisitions	—	(1,708)	—
Acquisitions, net of $5,222 of cash acquired in 2007	—	—	(123,867)

Net cash used in investing activities	(9,194)	(3,687)	(124,672)

Cash flows from financing activities
Proceeds from issuance of 9% Old Senior Secured Notes	—	—	106,050
Payments on 9% Old Senior Secured Notes	(242,500)	(27,500)	—
Payment of debt issuance costs	(7,561)	—	(4,235)
Payments on 11 1/4% Old Senior Notes	(4,950)	(1,346)	(58,428)
Borrowings under revolving credit agreements	—	—	8,315
Payments on revolving credit agreements	(6,000)	(1,723)	(13,520)
Payment on mortgages	(584)	(266)	(126)
Proceeds from secondary public offering	—	—	49,592
Proceeds from additional borrowings under an existing mortgage	1,467	—	—
Proceeds from issuance of 8 1/8% Senior Secured Notes	207,251	—	—
Shares repurchased for tax withholding	(319)	—	—
Payment of public offering costs	—	—	(2,180)
Payment on capital leases	(820)	(925)	(931)

Net cash (used in) provided by financing activities	(54,016)	(31,760)	84,537

Effect of exchange rate changes on cash and cash equivalents	3,246	(3,401)	1,607

Net change in cash and cash equivalents	(576)	6,266	3,280
Cash and cash equivalents at beginning of year	52,073	45,807	42,527

Cash and cash equivalents at end of period	$51,497	$52,073	$45,807

Cash paid during the period for:
Interest	$27,887	$27,253	$36,961
Income taxes	$3,686	$17,277	$13,277
Non-cash Financing:
Acquisition of capital equipment under capital lease	$—	$352	$2,364

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements
Amounts in thousands (unless otherwise noted)

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

The following is a reconciliation of basic to diluted net income (loss) per share:

	Year Ended December 31,
	2009	2008	2007

Net income (loss) from continuing operations	$(2,314)	$6,718	$13,461
Net loss from discontinued operations	—	(224)	(2,001)

Net income (loss)	$(2,314)	$6,494	$11,460
Shares used in net income per common share — basic	25,945	25,496	23,579
Incremental shares of unvested restricted common stock	—	599	1,051

Shares used in net income per common share — diluted	25,945	26,095	24,630
Earnings per share — Basic:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.57
Net loss from discontinued operations	$—	$(0.01)	$(0.08)

Net income (loss)	$(0.09)	$0.25	$0.49

Earnings per share — Diluted:
Net income (loss) from continuing operations	$(0.09)	$0.26	$0.55
Net loss from discontinued operations	$—	$(0.01)	$(0.08)

Net income (loss)	$(0.09)	$0.25	$0.47

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (“Senior Secured Notes”) was $210.0 million as December 31, 2009. The carrying amount of the 9% Senior Secured Notes (“Old Senior Secured Notes”) was $242.5 million December 31, 2008. The carrying amount of the 11.25% Senior Notes (“Old Senior Notes”) was $4.7 million at December 31, 2008. The estimated fair value of the Senior Secured Notes at December 31, 2009 was

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

$215.5 million. The estimated fair value of the Old Senior Secured Notes at December 31, 2008 was $232.8 million based on quoted market prices for such notes. The estimated fair value of the Old Senior Notes was approximately £3.3 million ($4.7 million) as of December 31, 2008.

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

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying statement of operations and comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 13% of total inventory. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangibles represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2009 and 2008, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for Power Transmission Holding, Inc. (“PTH”), The Kilian Company (“Kilian”), Hay Hall Ltd. (“Hay Hall”), Bear Linear Inc. (“Warner Linear”), TB Wood’s, Corporation. (“TB Wood’s”), and All Power Transmission Manufacturing, Inc. (“All Power”) over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of its operations.

The Company evaluates goodwill for impairment at the reporting unit level. The Company establishes its reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. To the extent assets and liabilities relate to multiple reporting units, they are allocated to the reporting units based on the relative fair value of each reporting unit. This requires significant use of judgment and estimates.

During 2009, the Company appointed a new Chief Operating Decision Maker (“CODM”) and went through an extensive restructuring plan. As a result of the change in the CODM and our restructuring activities, we re-evaluated our operating segments and reporting unit structure. We identified five operating segments and concluded that the five operating segments can be aggregated into one reportable segment. We also identified twenty-one reporting units and concluded that the reporting units could be aggregated into five reporting units when performing the goodwill impairment analysis.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review. In connection with the Company’s annual impairment review, goodwill and indefinite lived intangible assets are assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its calculated fair

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the assets carrying value, an impairment loss is recognized on those assets.

As a result of the annual goodwill impairment review in the fourth quarter of 2008, the Company determined that goodwill was impaired at three of its reporting units and therefore recorded a pre-tax charge of $31.8 million in the consolidated statement of operations. Significant declines in macroeconomic market conditions, substantial declines in global equity valuations and the Company’s market capitalization were the main causes of the goodwill impairment.

The Company did not identify any impairment of goodwill in 2009.

Preparation of forecasts of revenue and profitability growth for use in the long-range plan and the discount rate require significant use of judgment. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of the Company’s reporting units and could result in a goodwill impairment charge in a future period.

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

During the fourth quarter of 2008, a goodwill impairment was identified and recorded at three of our reporting units. This indicated that there could be an impairment of long-lived assets at those reporting units. The Company performed an impairment analysis of our long-lived assets at the three reporting units that recorded a goodwill impairment charge. The undiscounted cash flows relating to the definite-lived assets exceeded the carrying value of those assets and therefore no impairment charge was recorded.

Determining fair values based on discounted cash flows requires management to make significant estimates and assumptions, including forecasting of revenue and profitability growth for use in the long-range plan and estimating appropriate discount rates.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $7.6 million and $4.0 million at December 31, 2009 and 2008, respectively.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims. See Note 7 to the consolidated financial statements.

Self-Insurance

Certain exposures are self-insured up to pre-determined amounts, above which third-party insurance applies, for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $1.3 million, $2.3 million and $2.4 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan, as amended that provides for various forms of stock based compensation to officers, directors key employees and others who make significant contributions to the success of the Company. Expense associated with equity awards is recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized.

To the extent the Company establishes a valuation allowance on net deferred tax assets generated from operations, an expense will be recorded within the provision for income taxes. In periods subsequent to establishing a valuation allowance on net deferred assets from operations, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

		Cumulative	Accumulated
	Minimum	Foreign Currency	Other
	Pension	Translation	Comprehensive
	Asset/(liability)	Adjustment	Income (Loss)

Balance at December 31, 2008	$554	$(24,644)	$(24,090)
Balance at December 31, 2009	$1,068	$(15,714)	$(14,646)

Reclassifications

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation. In the 2008 Consolidated Balance Sheet, the income tax receivable balance has been presented in a separate line in the balance sheet to conform with 2009 presentation.

2.	Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Boards (“FASB”) issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. See Note 9 to consolidated financial statements for the Company’s enhanced disclosure.

3.	Discontinued Operations

On December 31, 2007, the Company completed the divestiture of its TB Wood’s adjustable speed drives business (“Electronics Division”) to Finland-based Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.

As of December 31, 2007, $11.9 million of cash had been received from Vacon for the purchase of the Electronics Division. The remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the December 31, 2007 consolidated balance sheet. The Company collected the receivable in January 2008. The Company determined that the Electronics Division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of operations and comprehensive income (loss) for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

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

In connection with the acquisition of TB Wood’s stock, all of the assets acquired and liabilities assumed were recorded at fair value on the date of acquisition. Because the transaction was an acquisition of stock, the historical tax basis in the stock acquired was carried over and became the tax basis for the Company resulting in significant book-tax differences. The deferred tax liabilities were not recorded in connection with the non-deductible goodwill resulting from the acquisition. In addition, there were significant differences between the outside and inside basis in the foreign subsidiaries’ stock that was sold as part of the disposal. As a result of these book-tax differences, we realized a significant gain on the sale of the Electronics Division for tax purposes but a much smaller gain for book purposes. As a result, the tax expense on the gain on the discontinued operations was significantly larger than one might expect when compared to the income from discontinued operations before taxes.

The Company entered into a transition services agreement to provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During 2008, the Company recorded $0.3 million against cost of sales, $1.1 million against SG&A and $0.6 million in other income related to lease payments for the rental of buildings. During 2009, the Company recorded $0.6 million in other income related to lease payments for the rental of buildings.

Loss from discontinued operations in the year ended December 31, 2008, was comprised of a purchase price working capital adjustment, net of tax and a revision of tax estimates made in 2007 based on the actual amounts filed on the Company’s tax return in 2008.

4.	Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO)

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

method. The cost of inventory includes direct materials, direct labor and production overhead. Market is defined as net realizable value. Inventories at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Raw Materials	$28,539	$31,925
Work in process	13,711	21,310
Finished goods	29,603	45,175

Inventories, net	$71,853	$98,410

Approximately 13% of total inventories at December 31, 2009, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.1 million benefit and a provision of $1.1 million in the year ended December 31, 2009 and 2008, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2009 and 2008, would be $0.4 million and $0.3 million lower, respectively.

5.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008, consisted of the following:

	2009	2008

Land	$13,363	$12,923
Buildings and improvements	35,030	31,597
Machinery and equipment	118,804	110,178

	167,197	154,698
Less-Accumulated depreciation	(61,594)	(44,478)

	$105,603	$110,220

During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The operations of the facility, which was acquired as part of the TB Wood’s acquisition, were integrated into certain of the Company’s other existing facilities in 2008. In the second quarter of 2009, due to real estate market conditions in Stratford, Canada, the Company reevaluated the classification of this building as an asset held for sale and reclassified the building, with a net book value of $1.2 million, to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.1 million in the year ended December 31, 2009.

As of December 31, 2008, management planned to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were previously the operating facilities for the Electronics Division which was divested on December 31, 2007. The Company leases the space to Vacon. In the first quarter of 2009, due to real estate market conditions in Scotland, Pennsylvania and Chattanooga, Tennessee, the Company reevaluated the classification of these buildings as assets held for sale and reclassified the buildings, with a net book value of $3.5 million, to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.2 million in 2009.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

6.	Goodwill and Intangible Assets

Changes in goodwill during the year ended December 31, 2009 and 2008, were as follows:

	2009	2008

Gross goodwill balance as of January 1	$109,307	$114,979
Adjustments to acquisition related tax contingencies	—	(1,461)
Impact of changes in foreign currency	1,335	(4,211)

Gross goodwill balance as of December 31	110,642	109,307

Accumulated impairment, January 1	(31,810)	—
Impairment charge during period	—	(31,810)

Accumulated impairment, December 31	(31,810)	(31,810)

Net goodwill balance December 31, 2009	$78,832	$77,497

Other intangibles and related accumulated amortization consisted of the following:

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Other Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	19,655	62,038	15,065
Product technology and patents	5,435	4,059	5,435	3,111
Impact of changes in foreign currency	416	—	(688)	—

Total intangible assets	$98,619	$23,714	$97,515	$18,176

The Company recorded $5.5 million, $5.7 million and $5.5 million of amortization for the years ended December 31, 2009, 2008 and 2007, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $5.5 million in each of the next five years and then $16.3 million thereafter.

In 2008 and 2009, as part of the annual goodwill impairment assessment, the Company estimated the fair value of each of the Company’s reporting units using an income approach. The Company forecasted future cash flows by reporting unit for each of the next five years and applied a long-term growth rate to the final year of forecasted cash flows.

As a result of the December 31, 2008 goodwill impairment analysis, the Company recorded a goodwill impairment charge of $31.8 million at the TB Wood’s, Huco and Warner Linear reporting units. Due to prevailing market conditions at the time of the acquisitions of these three reporting units, the purchase price paid as consideration for these three acquisitions required a higher premium when compared to the prior 2004 Colfax acquisition and therefore created higher goodwill at these reporting units.

The Company did not identify a goodwill impairment in 2009.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

7.	Warranty Costs

The wholly-owned subsidiaries of Altra Industrial Motion manufacture various products. The contractual warranty period generally ranges from three months to thirty-six months based on the product and application of the product. Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2009 and 2008 are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Balance at beginning of period	$4,254	$4,098	$2,083
Accrued current period warranty costs	1,894	2,919	2,310
Payments and adjustments	(2,101)	(2,763)	(295)

Balance at end of period	$4,047	$4,254	$4,098

8.	Income Taxes

Income (loss) from continuing operations before taxes by domestic and foreign locations consists of the following:

	December 31,	December 31,	December 31,
	2009	2008	2007

Domestic	$(5,711)	$2,324	$10,190
Non-U.S.	1,033	21,125	11,479

Total	$(4,678)	$23,449	$21,669

The components of the provision for income taxes consist of the following:

	December 31,	December 31,	December 31,
	2009	2008	2007

Current:
Federal	$(2,182)	$8,511	$781
State	314	212	(230)
Non-U.S.	1,308	6,607	2,202

	$(560)	$15,330	$2,753
Deferred:
Federal	$(1,279)	$128	$4,988
State	(528)	200	456
Non-U.S.	3	1,073	11

	(1,804)	1,401	5,455

Provision for income taxes	$(2,364)	$16,731	$8,208

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

A reconciliation from the federal statutory rate to the Company’s effective tax rate for income taxes from continuing operations is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Tax at U.S. federal income tax rate	$(1,637)	$8,209	$7,584
State taxes, net of federal income tax effect	(617)	486	306
Change in tax rate	(19)	9	(750)
Foreign taxes	975	1,091	1,761
Adjustments to accrued income tax liabilities and uncertain tax positions	(1,487)	505	397
Valuation allowances	1,726	316
Interest	(1,434)	(1,831)	(1,365)
Goodwill impairment		8,061	—
Other	129	(115)	275

Provision for income taxes	$(2,364)	$16,731	$8,208

The Company adopted the provisions of ASC 740-25, formerly known as FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”), at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earning balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Balance at beginning of period	$6,213	$5,583	$922
Increases related to prior year tax positions	1,767	2,134	1,916
Increases related to acquisitions	—	—	3,581
Decreases related to prior year tax positions	—	(46)	(1,970)
Increases related to current year tax positions	87	72	1,785
Settlements	(33)	(398)	—
Lapse of statute of limitations	(658)	(1,132)	(651)

Balance at end of period	$7,376	$6,213	$5,583

At December 31, 2009, the Company had unrecognized tax benefits of $9.7 million. If recognized, $9.2 million would reduce the Company’s effective tax rate and $0.5 million would reduce deferred tax assets resulting in no impact to our effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $0.4 million, $1.4 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. The total amount of interest and penalties related to uncertain tax positions at December 31, 2009, 2008 and 2007 was $3.5 million, $3.1 million and $1.7 million, respectively. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

The Company and its subsidiaries file a consolidated federal income tax return in the United States as well as consolidated and separate income tax returns in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain state and non U.S. jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2005 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	2009	2008

Deferred tax assets:
Post-retirement obligations	$2,502	$4,538
Goodwill	3,550	5,112
Tax credits	2,781
Expenses not currently deductible	3,585	3,464
Net operating loss carry forward	11,369	5,424
Other	1,034	186

Total deferred tax assets	24,821	18,724
Valuation allowance for deferred tax assets	(8,692)	(5,610)

Net deferred tax assets	16,129	13,114
Deferred tax liabilities:
Property, plant and equipment	16,257	15,279
Intangible assets	16,927	18,035
Other	1,327	1,515

Total deferred tax liabilities	34,511	34,829

Net deferred tax liabilities	$18,382	$21,715

At December 31, 2009, the Company had federal net operating loss (NOL) carryforwards of $12.4 million, which expire in 2029, state NOL carryforwards of $33.8 million, which expire between 2014 and 2029, and non U.S. NOL carryforwards of $17.9 million, of which $17.5 million have an unlimited carryforward period and the remaining $0.4 million expire between 2019 and 2027. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.8 million available to reduce future income taxes that expire between 2013 and 2029.

Valuation allowances are established for deferred tax assets that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance of $8.7 million and $0.8 million as of December 31, 2009 and 2008, respectively, have been established due to the uncertainty of realizing the benefits of these NOL carryforwards and tax credits.

A provision has not been made for U.S. or additional non-U.S. taxes on $13.5 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost.

9.	Pension and Other Employee Benefits

Defined Benefit (Pension) and Postretirement Benefit Plans

The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Change in benefit obligation:
Obligation at beginning of period	$26,676	$28,011	$2,583	$3,482
Service cost	111	239	39	58
Interest cost	1,418	1,561	118	213
Curtailments, settlements and special termination benefits	—	—	(1,467)	(1,029)
Actuarial (gains) losses	(1,681)	(2,240)	(623)	224
Foreign exchange effect	66	(133)	—	—
Benefits paid	(1,027)	(762)	(137)	(365)

Obligation at end of period	$25,563	$26,676	$513	$2,583

Change in plan assets:
Fair value of plan assets, beginning of period	$14,822	$14,580	$—	$—
Actual return on plan assets	785	(2,943)	—	—
Employer contributions	1,121	3,947	137	365
Benefits paid	(1,027)	(762)	(137)	(365)

Fair value of plan assets, end of period	$15,701	$14,822	$—	$—

Funded status	$(9,862)	$(11,854)	$(513)	$(2,583)

Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—		$—
Current liabilities	—	—	(108)	(313)
Non-current liabilities	(9,862)	(11,854)	(405)	(2,270)

Total	$(9,862)	$(11,854)	$(513)	$(2,583)

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2009 and 2008 was $25.6 million and $26.7 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $3.3 million and $2.9 million at December 31, 2009 and 2008, respectively.

Included in accumulated other comprehensive loss at December 31, 2009 and 2008, is $0.5 million (net of $0.3 million in taxes) and $2.0 million (net of $1.2 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The weighted average discount rate used in the computation of the respective benefit obligations at December 31, 2009 and 2008, presented above are as follows:

	2009	2008

Pension benefits	5.75%	6.25%
Other postretirement benefits	5.75%	6.25%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Other Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009	2008	2007

Service cost	$111	$239	$325	$39	$58	$72
Interest cost	1,418	1,561	1,452	118	213	175
Recognized net actuarial loss	—	—	—	(80)	(25)	—
Expected return on plan assets	(1,254)	(1,374)	(1,066)	—	—	—
Settlement/Curtailment/ Special Termination Benefit	—	—	2,899	(1,467)	(924)	(154)
Amortization	(22)	(35)	(4)	(939)	(975)	(1,022)

Net periodic benefit (income) cost	$253	$391	$3,606	$(2,329)	$(1,653)	$(929)

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009	2008	2007

Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A

The expected long-term rate of return on assets assumption is 8.5%. The assumption represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption reflects expectations regarding future rates of return for the

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2009 by asset category is as follows:

2009
Quoted Prices in
Active Markets
for Identical
Assets (Level 1)

Asset Category
Equity
U.S. companies	$2,749
International companies	397

Total equity	3,146
Fixed income
U.S. government	570
Corporate bonds
Investment grade	8,182
High yield	1,121
Other credit	2,114

Total fixed income	11,987
Cash and cash equivalents	568

Total assets at fair value	$15,701

The asset allocations for the Company’s funded retirement plan at December 31, 2009 and 2008, respectively, and the target allocation for 2009, by asset category, are as follows:

	Allocation Percentage of
	Plan Assets at Year-End
	2009	2009	2008
	Actual	Target	Actual

Asset Category
Equity securities	20%	25%	8%
Fixed income securities	76%	73%	76%
Cash and cash equivalents	4%	2%	16%

The investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s return is the asset allocation policy. The plan’s asset mix will be reviewed by the Company periodically, but at least quarterly, to rebalance within the target guidelines. The Company will also periodically review investment managers to determine if the respective manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 9.5% was assumed. This rate was assumed to decrease gradually to 5%. The assumed health care trends are a significant

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on the December 31, 2009 service and interest cost components	$30	$(24)
Effect on the December 31, 2009 post-retirement benefit obligation	$5	$(5)

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

	Pension	Postretirement
	Benefits	Benefits

Expected benefit payments (from plan assets)
2010	$939	$107
2011	1,175	111
2012	1,278	74
2013	1,354	27
2014	1,529	7
Thereafter	8,455	53

The Company contributed $0.9 million to its pension plan in 2009. The Company has minimum cash funding requirements associated with its pension plan which are estimated to be zero in 2010, $1.2 million in 2011, $1.2 million in 2012, $0.6 million in 2013 and $1.2 million in 2014.

One of the Company’s four U.S. collective bargaining agreements expired in September 2007. In October 2007, negotiations with the union covered by that agreement resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.

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

In August 2008, an announcement was made that the Company would no longer close the plant in Erie, Pennsylvania, and would continue to employ those employees that had not previously been terminated and begin to negotiate a new collective bargaining agreement for the remaining employees. As a result of this announcement, the remaining employees were no longer eligible for the special retirement pension feature under the pension plan. An adjustment to the minimum pension liability was recorded in accumulated other comprehensive income, and will be amortized over the average expected remaining life expectancy of the participants of the plan.

Also, in connection with the union renegotiation, the post retirement benefit plan for employees at that location have been terminated for all eligible employees who had not retired, or given notice to retire in

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

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

In March 2009, the Company reached a new collective bargaining agreement with the union at its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available to retired or active employees. This resulted in an OPEB settlement gain of $1.5 million in the year ended December 31, 2009. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. There was no curtailment gain or loss as a result of the change in the pension plan.

Defined Contribution Plans

At November 30, 2004, the Company established a defined contribution plan for substantially all full-time U.S.-based employees.

Under the terms of the Company’s plan, eligible employees may contribute from one to fifty percent of their compensation to the plan on a pre-tax basis. During 2009, the Company made matching contributions equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). Effective February 2009, the Company’s matching contribution was temporarily suspended and effective July 2009, the Company’s unilateral contribution was suspended. The Company’s expense associated with the defined contribution plan was $1.0 million and $1.8 million during the years ended December 31, 2009 and 2008, respectively.

10.	Long-Term Debt

	December 31,	December 31,
	2009	2008

Debt:
Revolving Credit Agreement	$—	$—
Old Revolving Credit Agreement	—	—
Old TB Wood’s revolving credit agreement	—	6,000
Overdraft agreements	—	—
Senior Secured Notes	210,000	—
Old Senior Secured Notes	—	242,500
Old Senior Notes	—	4,706
Variable rate demand revenue bonds	5,300	5,300
Mortgages	3,144	2,257
Capital leases	1,821	2,672
Less: debt discount and premium, net of accretion	(2,716)	(1,912)

Total long-term debt	$217,549	$261,523

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Senior Secured Notes

In 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes is payable semiannually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.5 million of deferred financing costs (included in other assets). The principal balance of the Senior Secured Notes matures on December 1, 2016.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contains covenants which restrict our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets.

Tender Offer

The Company used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem the Old Senior Secured Notes. On November 10, 2009, Altra Industrial commenced a cash tender offer to repurchase any and all of its outstanding 9% Senior Secured Notes (the “Old Senior Secured Notes”) as of the date thereof at a price equal to $1,000.00 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, Altra Holdings redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, Altra Holdings satisfied and discharged all of its obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer.

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility, (the “Revolving Credit Agreement”), that provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility, (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility, “Old TB Wood’s Revolving Credit Agreement”. The Company may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 25, 2012.

There were no borrowings under the Revolving Credit Agreement at December 31, 2009, however, the lender had issued $10.4 million of outstanding letters of credit on behalf of the Company.

Altra Industrial and all of its domestic subsidiaries are borrowers, or “Borrowers”, under the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

An event of default under the Revolving Credit Agreement would occur in connection with a change of control, among other things, if: (i) Altra Industrial ceases to own or control 100% of each of its borrower subsidiaries, or (ii) a change of control occurs under the Senior Secured Notes, or any other subordinated indebtedness.

An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness of any borrower may have involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases with limited exception to be secured by a full lien on the assets of Borrowers and guarantors.

Old Revolving Credit Agreement

Prior to entering into the Revolving Credit Agreement, the Company maintained a $30 million revolving borrowings facility with a commercial bank (the “Old Revolving Credit Agreement”) through its wholly owned subsidiary Altra Industrial. The Old Revolving Credit Agreement was subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Old Revolving Credit Agreement. Altra Industrial was in compliance with all covenant requirements associated with the Old Revolving Credit Agreement as of the date of refinancing.

Old TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition in 2007, the Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. As of December 31, 2008, there was $6.0 million of debt outstanding under the TB Wood’s Old Credit Agreement. As of December 31, 2008 there was $6.0 million of outstanding letters of credit. In connection with the refinancing transaction described above, the Old TB Wood’s Revolving Credit Agreement was paid in full.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2009 or 2008 under any of the overdraft agreements.

Old Senior Secured Notes

On November 30, 2004, Altra Industrial issued the Old Senior Secured Notes, with a face value of $165.0 million. Interest on the Old Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%.

In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Old Senior Secured Notes. The additional $105.0 million had the same terms and conditions as the previously issued Old Senior Secured Notes. The

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

effective interest rate on the Old Senior Secured Notes, after the follow-on offering was approximately 9.6% after consideration of the amortization of $5.6 million net discount and $6.5 million of deferred financing costs.

During 2008, the Company retired $27.5 million aggregate principal amount of the outstanding Old Senior Secured Notes at redemption prices between 102.0% and 104.4% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.8 million of pre-payment premium. In addition, the Company wrote-off $0.4 million of deferred financing costs and $0.3 million of discount/premium.

During 2009, Altra Industrial retired all of the outstanding Old Senior Secured Notes. In connection with the pay-down, Altra Industrial incurred $5.1 million of pre-payment premiums and wrote-off $3.2 million of deferred financing costs, and $1.9 million of discount/premium which was recorded as a component of interest expense.

The Old Senior Secured Notes were guaranteed by Altra Industrial’s U.S. domestic subsidiaries and were secured by a second priority lien, subject to first priority liens securing the Old Revolving Credit Agreement, on substantially all of Altra Industrial’s assets. The Old Senior Secured Notes contained numerous terms, covenants and conditions, which imposed substantial limitations on Altra Industrial.

Old Senior Notes

On February 8, 2006, Altra Industrial issued the Old Senior Notes, with a face value of £33 million. Interest on the Old Senior Notes was payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Old Senior Notes was approximately 12.7%, after consideration of the $0.7 million of deferred financing costs (included in other assets). The Old Senior Notes mature on February 13, 2013.

During 2008, Altra Industrial retired £0.7 million, or $1.3 million, aggregate principal amount of the outstanding Old Senior Notes at a redemption price of 106.0% of the principal amount of the Old Senior Notes, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.

During 2009, Altra Industrial retired the remaining principal balance of the Old Senior Notes, of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees, which is recorded as interest expense in the condensed consolidated statement of income (loss).The Old Senior Notes were guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Old Senior Notes contained numerous terms, covenants and conditions, which imposed substantial limitations on the Company.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of December 31, 2009) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Company currently is leasing the facility in Chattanooga, Tennessee to Vacon, the purchaser of the Electronics Division.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company re-financed the mortgage. The Company borrowed an additional €1.0 million. The new mortgage has an interest rate of 3.5% and is payable in monthly installments over the next six years years. As of December 31, 2009 and 2008, the mortgage has a remaining principal of €2.2 million or $3.1 million, and €1.6 million or $2.3 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.8 million and $2.7 million at December 31, 2009 and 2008, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

11.	Stockholders’ Equity

Common Stock

In December 2006, the Company completed its initial public offering. The Company offered 3,333,334 shares of its common stock, $0.001 par value per share and selling stockholders offered 6,666,666 shares of common stock. Proceeds to the Company after the underwriting discount and issuance cost were $39.3 million.

In June 2007, the Company closed its secondary public offering of 12,650,000 shares of its common stock, which included 1,650,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing. The Company received proceeds of $48.7 million, net of issuance costs. In the offering the Company sold 3,178,494 shares and certain selling stockholders, including Genstar Capital, the Company’s largest stockholder, sold an aggregate of 9,471,506 shares.

As of December 31, 2009, there were 90,000,000 shares of common stock authorized and 26,057,993 outstanding.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2009 or 2008.

Restricted Common Stock

The Company’s Board of Directors established the 2004 Equity Incentive Plan (as amended, the “Plan”) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares issued pursuant to the plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.

The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Board of Directors. Compensation expense recorded (in selling, general, and administrative expense) during the year ended December 31, 2009, 2008 and 2007 was $3.2 million ($2.2 million, net of tax), $2.0 million ($1.3 million, net of tax) and $2.0 million ($1.5 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

		Weighted-average
		grant date fair
	Shares	value

Restricted shares unvested January 1, 2009	797,714	$5.53
Shares granted	284,941	$6.96
Shares forfeited	(13,649)	$7.34
Shares for which restrictions lapsed	(508,925)	$5.15

Restricted shares unvested December 31, 2009	560,081	$6.55

Total remaining unrecognized compensation cost is approximately $2.3 million as of December 31, 2009, and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed during 2009 was $4.6 million.

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

13.	Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the year ended December 31, 2009, 2008 and 2007.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international and well established financial institutions.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

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

Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales
	Year Ended			Property, Plant and Equipment
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009	2008

North America (primarily U.S.)	$326,872	$451,235	$424,031	$79,816	$82,577
Europe	100,345	154,463	137,908	22,904	24,552
Asia and other	25,629	29,638	22,437	2,883	3,091

Total	$452,846	$635,336	$584,376	$105,603	$110,220

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2009 and 2008 were $76.8 million and $73.5 million, respectively.

The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

Approximately 17.1% of the Company’s labor force (11.1% and 40.8% in the United States and Europe, respectively) is represented by collective bargaining agreements.

14.	Restructuring, Asset Impairment and Transition Expenses

In 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan is intended to improve operational efficiency by reducing headcount and consolidating facilities.

During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The TB Wood’s Plan was initially formulated at the time of the TB Wood’s acquisition and therefore an accrual was recorded as part of purchase price accounting. The total restructuring charges for the year ended December 31, 2008 were $2.3 million, primarily comprised of costs associated with the termination of certain individuals whose positions with the Company were determined to be redundant. In 2007, the total restructuring charges of $2.4 million were primarily comprised of costs associated with the relocation of certain manufacturing operations, including third party costs for transporting manufacturing equipment related to the consolidation of facilities and relocating personnel. These moving and relocation costs are recognized in the period in which the liability is incurred. There were no costs incurred in 2009 under the Altra Plan or the TB Wood’s Plan.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

The Company’s total restructuring expense, by major component for the years ended December 31, 2009 and December 31, 2008, were as follows:

	Year Ended	Year Ended			Year Ended
	December 31, 2009	December 31, 2008			December 31, 2007
	2009		TB			TB
	Altra	Altra	Wood’s		Altra	Wood’s
	Plan	Plan	Plan	Total	Plan	Plan	Total

Expenses
Moving and relocation	$332	$563	$89	$652	$1,055	$267	$1,322
Severance	4,213	1,471	—	1,471	718	—	718
Other	232				144	—	144

Total cash expenses	4,777	2,034	89	2,123	1,917	267	2,040

Loss on disposal of fixed assets	2,509	187	—	187	215	—	215

Total restructuring expenses	$7,286	$2,221	$89	$2,310	$2,132	$267	$2,399

All Plans

Balance at December 31, 2007	$1,478
Restructuring expense incurred	2,310
Cash payments	(2,280)
Non-cash loss on impairment of fixed assets	(187)

Balance at December 31, 2008	$1,321

Restructuring expense incurred	7,286
Cash payments	(5,183)
Non-cash loss on impairment of fixed assets	(2,509)

Balance at December 31, 2009	$915

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

The Company expects to incur between an additional $2.0 million and $3.0 million in total restructuring costs, of which severance will account for approximately $1.5 million and the remainder will relate to moving and relocation costs.

15.	Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases

2010	$2,635	$882
2011	4,086	770
2012	3,667	317
2013	2,227	—
2014	1,635	—
Thereafter	2,596	—

Total lease obligations	$16,846	$1,969

Less amounts representing interest		(148)

Present value of minimum capital lease obligations		$1,821

Net rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $4.8 million, $5.5 million and $6.8 million, respectively.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of December 31, 2009 and 2008, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.

Although the Company is indemnified under the terms of certain acquisition agreements for pre-existing matters up to agreed upon limits, there can be no assurance that the counter-party to such agreements will agree or be able to make payments in the event of future indemnity claims.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

16.	Unaudited Quarterly Results of Operations:

Year ending December 31, 2009

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net Sales	$111,663	$104,766	$111,877	$124,540
Gross Profit	32,788	28,572	29,458	32,203
Net income (loss) from continuing operations	(2,614)	648	(1,766)	1,418

Net income (loss)	(2,614)	648	(1,766)	1,418
Earnings per share — Basic
Net income (loss) from continuing operations	$(0.10)	$0.02	$(0.07)	$0.05

Net income (loss)	$(0.10)	$0.02	$(0.07)	$0.05
Earnings per share — Diluted
Net income (loss) from continuing operations	$(0.10)	$0.02	$(0.07)	$0.05

Net income (loss)	$(0.10)	$0.02	$(0.07)	$0.05

Year ending December 31, 2008

During the fourth quarter of 2008, the Company recorded a $31.8 million goodwill impairment ($28.4, net of tax).

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net Sales	$144,813	$159,448	$167,893	$163,182
Gross Profit	42,086	45,821	50,387	47,798
Net income (loss) from continuing operations	(20,743)	8,635	9,869	8,957
Net income (loss) from discontinued operations	—	173	—	(397)

Net income (loss)	(20,743)	8,808	9,869	8,560
Earnings per share — Basic
Net income (loss) from continuing operations	$(0.81)	$0.34	$0.39	$0.35
Net income (loss) from discontinued operations	$—	$0.01	$—	$(0.1)

Net income (loss)	$(0.81)	$0.35	$0.39	$0.34
Earnings per share — Diluted
Net income (loss) from continuing operations	$(0.81)	$0.33	$0.38	$0.35
Net income (loss) from discontinued operations	$—	$0.01	$—	$(0.1)

Net income (loss)	$(0.81)	$0.34	$0.38	$0.34

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

17.	Guarantor Subsidiaries

All of the Company’s direct or indirect 100% owned U.S. domestic subsidiaries are guarantors of the Company’s Senior Secured Notes. The following condensed consolidating financial statements present separately the financial position, results of operations, and cash flows for (a) the Company, as parent, (b) the guarantor subsidiaries of the Company consisting of all of the, directly or indirectly, 100% owned U.S. domestic subsidiaries of the Company, (c) the non-guarantor subsidiaries of the Company consisting of all non-domestic subsidiaries of the Company, and (d) eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under the Securities and Exchange Commission’s Regulation S-X, Rule 3-10. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2009

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1	$19,744	$31,752	$—	$51,497
Trade receivables, less allowance for doubtful accounts	—	33,966	18,889	—	52,855
Loans receivable from related parties	214,583	—	—	(214,583)	—
Inventories	—	50,931	20,922	—	71,853
Deferred income taxes	—	9,087	178	—	9,265
Assets held for sale	—	—	—	—	—
Income tax receivable	1,192	3,308	254	—	4,754
Prepaid expenses and other current assets	—	2,309	1,338	—	3,647

Total current assets	215,776	119,345	73,333	(214,583)	193,871
					—
Property, plant and equipment, net	—	74,559	31,044	—	105,603
Intangible assets, net	—	58,392	16,513	—	74,905
Goodwill	—	58,015	20,817	—	78,832
Deferred income taxes	—	—	679	—	679
Investment in subs	125,792	—	—	(125,792)	—
Other non-current assets	6,394	4,816	99	—	11,309

Total assets	$347,962	$315,127	$142,485	$(340,375)	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$18,156	$9,189	$—	$27,421
Accrued payroll	—	7,415	4,718	—	12,133
Accruals and other current liabilities	1,659	10,711	7,601	—	19,971
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	650	409	—	1,059
Loans payable to related parties	—	187,611	26,972	(214,583)	—

Total current liabilities	1,735	224,543	56,164	(214,583)	67,859
Long-term debt — less current portion and net of unaccreted discount	207,284	6,267	2,939	—	216,490
Deferred income taxes	—	17,876	3,175	—	21,051
Pension liabilities	—	6,633	3,229	—	9,862
Other post retirement benefits	—	405	—	—	405
Long-term taxes payables	—	9,661	—	—	9,661
Other long-term liabilities	—	772	156	—	928
Total stockholders’ equity	138,943	48,970	76,822	(125,792)	138,943

Total liabilities and stockholders’ equity	$347,962	$315,127	$142,485	$(340,375)	$465,199

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2008

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1	$24,432	$27,640	$—	$52,073
Trade receivables, less allowance for doubtful accounts	—	41,051	27,752	—	68,803
Loans receivable from related parties	—	37,649	—	(37,649)	—
Inventories	—	71,304	27,106	—	98,410
Deferred income taxes	—	7,923	109	—	8,032
Assets held for sale	—	3,515	1,161	—	4,676
Income tax receivable	1,192	3,688	(2,299)	—	2,581
Prepaid expenses and other current assets	—	2,476	1,457	—	3,933

Total current assets	1,193	192,038	82,926	(37,649)	238,508
Property, plant and equipment, net	—	77,424	32,796	—	110,220
Intangible assets, net	—	62,481	16,858	—	79,339
Goodwill	—	58,016	19,481	—	77,497
Deferred income taxes	—	—	495	—	495
Investment in subs	127,672	—	—	(127,672)	—
Other non-current assets	—	7,489	36	—	7,525

Total assets	$128,865	$397,448	$152,592	$(165,321)	$513,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$22,105	$11,785	$—	$33,890
Accrued payroll	—	9,610	7,165	—	16,775
Accruals and other current liabilities	—	12,478	6,277	—	18,755
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	2,925	466	—	3,391
Loans payable to related parties	—	—	37,649	(37,649)	—

Total current liabilities	—	47,118	70,248	(37,649)	79,717
Long-term debt — less current portion and net of unaccreted discount and premium	—	255,933	2,199	—	258,132
Deferred income taxes	—	20,822	2,514	—	23,336
Pension liabilities	—	8,922	2,932	—	11,854
Other post retirement benefits	—	2,270	—	—	2,270
Long-term taxes payables	—	7,976	—	—	7,976
Other long-term liabilities	—	241	1,193	—	1,434
Total stockholders’ equity	128,865	54,166	73,506	(127,672)	128,865

Total liabilities and stockholders’ equity	$128,865	$397,448	$152,592	$(165,321)	$513,584

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Income

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$332,311	$150,146	$(29,611)	$452,846
Cost of sales	—	250,857	108,579	(29,611)	329,825

Gross profit	—	81,454	41,567	—	123,021
Selling, general and administrative expenses	17	50,999	30,101	—	81,117
Research and development expenses	—	3,950	2,311	—	6,261
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Loss on sale/disposal of assets	—	142	403	—	545
Restructuring costs	—	4,359	2,927	—	7,286

Income (loss) from operations	(17)	23,471	5,825	—	29,279
Interest expense, net	1,769	31,109	98	—	32,976
Other non-operating (income) expense, net	—	356	625	—	981
Equity in earnings of subsidiaries	(1,880)	—	—	1,880	—

Income (loss) from continuing operations before income taxes	(3,666)	(7,994)	5,102	1,880	(4,678)
Provision (benefit) for income taxes	(1,352)	(2,798)	1,786	—	(2,364)

Income (loss) from continuing operations	(2,314)	(5,198)	3,316	1,880	(2,314)
Net loss from discountinued operations	—	—	—	—	—

Net income (loss)	$(2,314)	$(5,198)	$3,316	1,880	$(2,314)

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$462,427	$222,441	$(49,532)	$635,336
Cost of sales	—	343,380	155,396	(49,532)	449,244

Gross profit	—	119,047	67,045	—	186,092
Selling, general and administrative expenses	—	63,055	36,130	—	99,185
Research and development expenses	—	4,024	2,565	—	6,589
Other post employment benefit plan settlement gain	—	(925)	—	—	(925)
Goodwill impairment	—	29,913	1,897	—	31,810
Loss on sale/disposal of assets	—	790	794	—	1,584
Restructuring costs	—	978	1,332	—	2,310

Income (loss) from operations	—	21,212	24,327	—	45,539
Interest expense, net	—	28,303	36	—	28,339
Other non-operating (income) expense, net	—	(3,405)	(2,844)	—	(6,249)
Equity in earnings of subsidiaries	6,494	—	—	(6,494)	—

Income (loss) from continuing operations before income taxes	6,494	(3,686)	27,135	(6,494)	23,449
Provision (benefit) for income taxes	—	7,505	9,226	—	16,731

Income (loss) from continuing operations	6,494	(11,191)	17,909	(6,494)	6,718
Net loss from discountinued operations	—	(224)	—	—	(224)

Net income (loss)	$6,494	$(11,415)	$17,909	$(6,494)	$6,494

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Income

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$430,168	$204,181	$(49,973)	$584,376
Cost of sales	—	319,322	149,760	(49,973)	419,109

Gross profit	—	110,846	54,421	—	165,267
Selling, general and administrative expenses	51	57,783	35,377	—	93,211
Research and development expenses	—	3,562	2,515	—	6,077
Restructuring costs	—	1,776	623	—	2,399
Other post employment benefit plan settlement loss	—	2,745	—	—	2,745
Loss on sale/disposal of assets	—	—	—	—	—

Income (loss) from operations	(51)	44,980	15,906	—	60,835
Interest expense, net	—	38,374	180	—	38,554
Other non-operating (income) expense, net	—	3,098	(2,486)	—	612
Equity in earnings of subsidiaries	11,511	—	—	(11,511)	—

Income (loss) before income taxes	11,460	3,508	18,212	(11,511)	21,669
Provision for income taxes	—	935	7,273	—	8,208

Net income (loss) from continuing operations	11,460	2,573	10,939	(11,511)	13,461
Net income (loss) from discontinued operations		130	(2,131)		(2,001)

Net income (loss)	$11,460	$2,703	$8,808	$(11,511)	$11,460

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(2,314)	$(5,196)	$3,316	$1,880	$(2,314)
Undistributed equity in earnings of subsidiaries	1,880	—	—	(1,880)	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	12,032	4,502	—	16,534
Amortization of intangible assets	—	4,129	1,409	—	5,538
Amortization and write-offs of deferred loan costs	77	3,985		—	4,062
Gain on foreign currency, net	—	270	834	—	1,104
Accretion of debt discount and premium, net	33	1,879	—	—	1,912
Fixed asset impairment	—	2,023	868	—	2,891
Deferred income tax		(1,778)	(26)	—	(1,804)
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	3,267	—	—	3,267
Changes in assets and liabilities:
Trade receivables	—	9,210	10,057	—	19,267
Inventories	—	20,708	7,472	—	28,180
Accounts payable and accrued liabilities	1,735	(11,168)	(8,491)	—	(17,924)
Other current assets and liabilities	—	167	209	—	376
Other operating assets and liabilities	—	(158)	(76)	—	(234)

Net cash provided by operating activities	1,411	37,903	20,074	—	59,388

Cash flows from investing activities
Purchase of fixed assets	—	(8,166)	(1,028)	—	(9,194)

Net cash used in investing activities	—	(8,166)	(1,028)	—	(9,194)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(4,950)	—	—	(4,950)
Payments on 9% Senior Secured Notes	—	(242,500)	—	—	(242,500)
Proceeds from 8 1/8% Senior Secured Notes, net of discount	207,251	—	—	—	207,251
Proceeds from mortgage	—	—	1,467	—	1,467
Shares repurchased	(319)	—	—	—	(319)
Payments on revolving credit agreement	—	(6,000)	—	—	(6,000)
Payments of note issuance costs	(6,472)	(1,089)	—	—	(7,561)
Payments on mortgages	—	—	(584)	—	(584)
Change in affiliate debt	(201,871)	220,754	(18,883)	—	—
Payment on capital leases	—	(640)	(180)	—	(820)

Net cash (used in) provided by financing activities	(1,411)	(34,425)	(18,180)	—	(54,016)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,246	—	3,246

Net change in cash and cash equivalents	—	(4,688)	4,112	—	(576)
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$19,744	$31,752	$—	$51,497

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$6,494	$(11,415)	$17,909	$(6,494)	$6,494
Undistributed equity in earnings of subsidiaries	(6,494)	—	—	6,494	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	11,071	4,308	—	15,379
Amortization of intangible assets	—	4,120	1,569	—	5,689
Amortization and write-offs of deferred loan costs	—	2,133	—	—	2,133
Gain on foreign currency, net	—	(2,470)	(2,579)	—	(5,049)
Accretion of debt discount and premium, net	—	898	—	—	898
Loss on sale of Electronics Division	—	224	—	—	224
Loss on sale of fixed assets	—	790	794	—	1,584
Goodwill impairment	—	29,912	1,898	—	31,810
Other post employment benefit plan settlement gain	—	(925)	—	—	(925)
Deferred income tax provision	—	92	1,309	—	1,401
Stock based compensation	—	1,951	—	—	1,951
Changes in assets and liabilities:
Trade receivables	—	4,887	(5,820)	—	(933)
Inventories	—	(1,584)	(490)	—	(2,074)
Accounts payable and accrued liabilities	—	(14,618)	1,350	—	(13,268)
Other current assets and liabilities	—	(1,979)	3,248	—	1,269
Other operating assets and liabilities	—	(43)	(1,426)	—	(1,469)

Net cash (used in) provided by operating activities	—	23,044	22,070	—	45,114

Cash flows from investing activities
Purchase of fixed assets	—	(13,537)	(5,752)	—	(19,289)
Proceeds from the sale of Electronics	—	17,310	—	—	17,310
Payments for prior year acquisitions	—	(1,708)	—	—	(1,708)

Net cash (used in) provided by investing activities	—	2,065	(5,752)	—	(3,687)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(1,346)	—	—	(1,346)
Payments on the 9% Senior Secured Notes	—	(27,500)	—	—	(27,500)
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments received to Parent Company	—	11,900	—	(11,900)	—
Payments on mortgages	—	—	(266)	—	(266)
Change in affiliate debt	(11,900)	14,509	(14,509)	11,900	—
Payment on capital leases	—	(596)	(329)	—	(925)

Net cash (used in) provided by financing activities	(11,900)	(4,756)	(15,104)	—	(31,760)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,401)	—	(3,401)

Net change in cash and cash equivalents	(11,900)	20,353	(2,187)	—	6,266
Cash and cash equivalents at beginning of year	11,901	4,079	29,827	—	45,807

Cash and cash equivalents at end of period	$1	$24,432	$27,640	$—	$52,073

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$11,460	$2,703	$8,808	$(11,511)	$11,460
Undistributed equity in earnings of subsidiaries	(11,511)	—	—	11,511	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	10,835	5,612	—	16,447
Amortization of intangible assets	—	3,920	1,572	—	5,492
Amortization and write-offs of deferred loan costs	—	3,448	—	—	3,448
Loss on foreign currency, net	—	586	146	—	732
Accretion of debt discount and premium, net	—	774	—	—	774
Inventory step-up	—	275	651	—	926
Loss on sale of fixed assets	—	313	—	—	313
Other post employment benefit plan settlement gain	—	2,745	—	—	2,745
Loss on sale of Electronics Division	—	(2,927)	—	—	(2,927)
Deferred income tax provision	—	5,455			5,455
Stock based compensation	—	2,038	—	—	2,038
Changes in assets and liabilities:
Trade receivables	—	6,453	(2,135)	—	4,318
Inventories	—	2,807	(5,084)	—	(2,277)
Accounts payable and accrued liabilities	9	(12,384)	1,685	—	(10,690)
Other current assets and liabilities	—	3,991	(256)	—	3,735
Other operating assets and liabilities	—	429	(610)	—	(181)

Net cash (used in) provided by operating activities	(42)	31,461	10,389	—	41,808

Cash flows from investing activities
Purchase of fixed assets	—	(7,959)	(3,674)	—	(11,633)
Acquisitions, net of cash acquired	—	(123,867)	—	—	(123,867)
Proceeds from the sale of Electronics	10,828	—	—	—	10,828

Net cash (used in) provided by investing activities	10,828	(131,826)	(3,674)	—	(124,672)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(58,428)	—	—	(58,428)
Proceeds from the 9% Senior Secured Notes	—	106,050	—	—	106,050
Capital Contribution from Parent	—	49,015	—	(49,015)	—
Proceeds from secondary public offering	49,592	—	—	—	49,592
Payment of debt issuance costs	—	(4,235)	—	—	(4,235)
Initial public offering costs	(2,180)	—	—	—	(2,180)
Payments on the 9% Senior Secured Notes	—	—	—	—	—
Borrowings on revolver	—	8,315	—	—	8,315
Payments on revolving credit agreement	—	(13,520)	—	—	(13,520)
Payments received from Parent Company	—	(13,554)	—	13,554	—
Payments on mortgages	—	—	(126)	—	(126)
Change in affiliate debt	(46,297)	(4,263)	15,099	35,461	—
Payment on capital leases	—	(464)	(467)	—	(931)

Net cash provided by financing activities	1,115	68,916	14,506	—	84,537

Effect of exchange rate changes on cash and cash equivalents	—	—	1,607	—	1,607

Net change in cash and cash equivalents	11,901	(31,449)	22,828	—	3,280
Cash and cash equivalents at beginning of year	—	35,528	6,999	—	42,527

Cash and cash equivalents at end of period	$11,901	$4,079	$29,827	$—	$45,807

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

18.	Subsequent Events

In February 2010, the Company’s Board of Directors approved the grant of 207,554 shares of restricted common stock under the Amended 2004 Equity Incentive Plan, as amended, to certain members of management and independent directors of the Company.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date the financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. As of December 31, 2009, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level.

2.	Internal Control over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)	Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Altra Holdings, Inc.
Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15, as of and for the year ended December 31, 2009 of the Company and our report dated March 9, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 9, 2010

(c)	Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed no later than 120 days after December 31, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed no later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed no later than 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed no later than 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed no later than 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

See Part II Item 8 of this Form 10-K.

(2) Financial Statement Schedules

i. Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Number		Description

2	.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2	.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2	.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2	.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
2	.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.
3	.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3	.2(8)	Amended and Restated Bylaws of Altra Holdings, Inc.
4	.1(4)	Form of Common Stock Certificate
4	.2(11)	Form of 8 1/8% Senior Secured Notes due 2016
4	.3(11)	Indenture, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
4	.4(11)	Registration Rights Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
10	.1(3)	Subscription Agreement, dated November 30, 2004, among Altra Holdings, Inc., the preferred purchasers and the common purchasers as listed therein
10	.2(6)	Employment Agreement, dated as of December 14, 2007, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch†
10	.3(7)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt†
10	.4(9)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson†
10	.5(8)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers†
10	.6(8)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers†
10	.7(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.8(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.9(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement†
10	.11(4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt†
10	.12(11)	Purchase Agreement, dated November 16, 2009 among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
10.13		Pledge and Security Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10.14		Patent Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10.15		Trademark Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.16		Credit Agreement, dated as of November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Borrowers, Altra Holdings, Inc., as Guarantor, the lenders listed therein, J.P. Morgan Securities, Inc., as sole lead arranger and sole book runner, and JPMorgan Chase Bank, N.A., as Administrative Agent#

Number	Description

10.17	Pledge and Security Agreement, dated November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10.18	Patent Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10.19	Trademark Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.
10.20	Intercreditor and Lien Subordination Agreement among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain of their subsidiaries, JPMorgan Chase Bank, N.A., and The Bank of New York Mellon Trust Company, N.A.
21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2009.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2010.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Item 15(a)(2)

ALTRA HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of			Balance at
Reserve for Uncollectible Accounts:	Period	Additions	Deductions	End of Period

For the year ended December 31, 2007	$2,017	$682	$(1,151)	$1,548
For the year ended December 31, 2008	$1,548	$935	$(1,206)	$1,277
For the year ended December 31, 2009	$1,277	$572	$(415)	$1,434

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

March 8, 2010	By: /s/ Carl R. Christenson Name: Carl R. Christenson Title: Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2010	By: /s/ Carl R. Christenson Name: Carl R. Christenson Title: Chief Executive Officer & Director

March 9, 2010	By: /s/ Christian Storch Name: Christian Storch Title: Chief Financial Officer

March 9, 2010	By: /s/ Todd B. Patriacca Name: Todd B. Patriacca Title: Chief Accounting Officer

March 9, 2010	By: /s/ Michael L. Hurt Name: Michael L. Hurt Title: Executive Chairman & Director

March 9, 2010	By: /s/ Edmund M. Carpenter Name: Edmund M. Carpenter Title: Director

March 9, 2010	By: /s/ Lyle G. Ganske Name: Lyle G. Ganske Title: Director

March 9, 2010	By: /s/ Michael S. Lipscomb Name: Michael S. Lipscomb Title: Director

March 9, 2010	By: /s/ Larry P. McPherson Name: Larry P. McPherson Title: Director

March 9, 2010	By: /s/ James H. Woodward, Jr. Name: James H. Woodward, Jr. Title: Director

Exhibit Index

Number	Description

10.13	Pledge and Security Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10.14	Patent Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10.15	Trademark Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.16	Credit Agreement, dated as of November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Borrowers, Altra Holdings, Inc., as Guarantor, the lenders listed therein, J.P. Morgan Securities, Inc., as sole lead arranger and sole book runner, and JPMorgan Chase Bank, N.A., as Administrative Agent#
10.17	Pledge and Security Agreement, dated November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10.18	Patent Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10.19	Trademark Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.
10.20	Intercreditor and Lien Subordination Agreement among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain of their subsidiaries, JPMorgan Chase Bank, N.A., and The Bank of New York Mellon Trust Company, N.A.
21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
23.2	Consent of Delloite & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.