Form 10-Q
period 2010-04-03
Altra Holdings, Inc.
filed 2010-05-05
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2010, 26,801,631 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1.	Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	April 3,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,566	$51,497
Trade receivables, less allowance for doubtful accounts of $1,424 and $1,434 at April 3, 2010 and December 31, 2009, respectively	65,829	52,855
Inventories	72,847	71,853
Deferred income taxes	9,265	9,265
Income tax receivable	2,781	4,754
Prepaid expenses and other current assets	5,155	3,647

Total current assets	209,443	193,871

Property, plant and equipment, net	104,584	105,603
Intangible assets, net	72,772	74,905
Goodwill	78,644	78,832
Deferred income taxes	679	679
Other non-current assets, net	11,347	11,309

Total assets	$477,469	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,772	$27,421
Accrued payroll	10,324	12,133
Accruals and other current liabilities	24,948	19,971
Deferred income taxes	7,275	7,275
Current portion of long-term debt	1,041	1,059

Total current liabilities	79,360	67,859

Long-term debt — less current portion and net of unaccreted discount	216,093	216,490
Deferred income taxes	20,999	21,051
Pension liablities	9,206	9,862
Long-term taxes payable	9,427	9,661
Other long-term liabilities	1,088	1,333
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,362,684 and 26,057,993 issued and outstanding at April 3, 2010 and December 31, 2009, respectively)	26	26
Additional paid-in capital	132,812	132,552
Retained earnings	26,750	21,011
Accumulated other comprehensive loss	(18,292)	(14,646)

Total stockholders’ equity	141,296	138,943

Total liabilities and stockholders’ equity	$477,469	$465,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data

	Quarter Ended
	April 3,	March 28,
	2010	2009
	(Unaudited)
Net sales	$127,706	$124,540
Cost of sales	90,303	92,337

Gross profit	37,403	32,203

Operating expenses:
Selling, general and administrative expenses	20,972	21,743
Research and development expenses	1,779	1,567
Other post employment benefit plan settlement gain	—	(1,467)
Restructuring costs	1,046	1,872

	23,797	23,715

Income from operations	13,606	8,488

Other non-operarting income and expense:
Interest expense, net	4,940	6,349
Other non-operating (income) expense, net	295	(162)

	5,235	6,187

Income before income taxes	8,371	2,301
Provision for income taxes	2,632	883

Net income	$5,739	$1,418

Consolidated Statement of Comprehensive income (loss)
Foreign currency translation adjustment	(3,646)	(2,543)

Comprehensive income (loss)	$2,093	$(1,125)

Weighted average shares, basic	26,343	25,911
Weighted average shares, diluted	26,425	25,943

Net income per share:
Basic	$0.22	$0.05
Diluted	$0.22	$0.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Quarter ended
	April 3, 2010	March 28, 2009
	(Unaudited)
Cash flows from operating activities
Net income	$5,739	$1,418
Adjustments to reconcile net income to net cash flows:
Depreciation	4,159	4,158
Amortization of intangible assets	1,383	1,361
Amortization and write-offs of deferred financing costs	172	430
Loss (gain) on foreign currency, net	314	(201)
Accretion of debt discount, net	73	154
Fixed asset impairment/disposal	—	749
Other post employment benefit plan settlement gain	—	(1,467)
Stock based compensation	548	977
Changes in assets and liabilities:
Trade receivables	(15,037)	(2,258)
Inventories	(1,569)	8,072
Accounts payable and accrued liabilities	14,522	(306)
Other current assets and liabilities	(2,002)	(1,539)
Other operating assets and liabilities	(128)	4

Net cash provided by operating activities	8,174	11,552

Cash flows from investing activities
Purchase of property, plant and equipment	(2,694)	(1,821)
Additional purchase price paid for acquisition	(1,177)	—

Net cash used in investing activities	(3,871)	(1,821)

Cash flows from financing activities
Payment of bond issuance costs	(63)	—
Shares forfeited in lieu of tax	(288)	—
Payment on mortgages	(121)	(120)
Payment on capital leases	(175)	(179)

Net cash used in financing activities	(647)	(299)

Effect of exchange rate changes on cash and cash equivalents	(1,587)	(102)

Net change in cash and cash equivalents	2,069	9,330
Cash and cash equivalents at beginning of year	51,497	52,073

Cash and cash equivalents at end of period	$53,566	$61,403

Cash paid during the period for:
Interest	$398	$538
Income taxes	$192	$140
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (the Company), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
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
The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 3, 2010 and December 31, 2009, and results of operations and cash flows for the quarters ended April 3, 2010 and March 28, 2009.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes was $210 million at each of April 3, 2010 and December 31, 2009. The estimated fair value of the 8 1/8% Senior Secured Notes at April 3, 2010 and December 31, 2009 was $213.2 million and $215.5 million, respectively, based on quoted market prices for such notes.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	April 3,	March 28,
	2010	2009

Net income	$5,739	$1,418

Shares used in net income per common share — basic	26,343	25,911

Incremental shares of unvested restricted common stock	82	32

Shares used in net income per common share — diluted	26,425	25,943

Earnings per share:
Basic	$0.22	$0.05
Diluted	$0.22	$0.05
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at April 3, 2010 and December 31, 2009 consisted of the following:

	April 3,	December 31,
	2010	2009
Raw materials	$30,630	$28,539
Work in process	13,950	13,711
Finished goods	28,267	29,603

Inventories	$72,847	$71,853

Approximately 14% of total inventories at April 3, 2010 were valued using the LIFO method. The Company recorded a $0.1 million adjustment and $0.1 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the quarters ended April 3, 2010 and March 28, 2009, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2009 through April 3, 2010 were as follows:

2010
Gross goodwill balance as of January 1	$110,642
Adjustments related to additional purchase price paid	532
Impact of changes in foreign currency	(720)

Gross goodwill balance as of April 3	110,454

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of April 3	(31,810)

Net goodwill balance April 3, 2010	$78,644

Other intangible assets as of April 3, 2010 and December 31, 2009 consisted of the following:

	April 3, 2010		December 31, 2009
		Accumulated		Accumulated
Other intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	20,801	62,038	19,655
Product technology and patents	5,435	4,296	5,435	4,059
Impact of changes in foreign currency	(334)	—	416	—

Total intangible assets	$97,869	$25,097	$98,619	$23,714

The Company recorded $1.4 million of amortization expense in each of the quarters ended April 3, 2010 and March 28, 2009.
The estimated amortization expense for intangible assets is approximately $4.1 million for the remainder of 2010 and $5.5 million in each of the next four years and then $16.3 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Warranty Costs
The contractual warranty period generally ranges from three months to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended April 3, 2010 and March 28, 2009 are as follows:

	April 3,	March 28,
	2010	2009

Balance at beginning of period	$4,047	$4,254
Accrued current period warranty expense	387	241
Payments	(756)	(395)

Balance at end of period	$3,678	$4,100

8. Income Taxes
The estimated effective income tax rates recorded for the quarters ended April 3, 2010 and March 28, 2009 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate from 38.4% for the quarter ended March 28, 2009 to 31.4% for the quarter ended April 3, 2010, principally relates to a change in the earnings mix among tax jurisdictions. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. These interest charges were classified as non-deductible in the first quarter 2009 tax rate and fully deductible in the first quarter 2010 tax rate. Additionally, in the first quarter of 2010, the Company reversed an unrecognized tax benefit due to the expiration of the statue of limitations. The 2010 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
At April 3, 2010, the Company had $9.4 million of unrecognized tax benefits. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2009 and April 3, 2010, the Company had $3.5 million and $3.6 million of accrued interest and penalties, respectively. The Company accrued $0.1 million of interest and no penalties during the first quarter of 2010.
9. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees. In March 2009, the Company reached a new collective bargaining agreement with the union at its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminated benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). This resulted in an OPEB settlement gain of $1.5 million in the quarter ended March 28, 2009.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended April 3, 2010 and March 28, 2009:

	Quarter Ended
	Pension Benefits		Other Benefits
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
Service cost	$—	$16	$1	$3
Interest cost	314	365	6	19
Expected return on plan assets	(305)	(327)	—	—
Amortization of prior service income	—	—	(172)	(245)
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Amortization of net gain	—	—	(40)	(7)

Net periodic benefit cost (income)	$9	$54	$(205)	$(1,697)

10. Debt
Outstanding debt obligations at April 3, 2010 and December 31, 2009 were as follows:

	Amounts in millions
	April 3,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,857	3,144
Capital leases	1,620	1,821
Less: debt discount, net of accretion	(2,643)	(2,716)

Total long-term debt	$217,134	$217,549

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the new senior secured credit facility (“Revolving Credit Agreement”), on substantially all of the Company’s assets and those of its domestic subsidiaries. Interest on the Senior Secured Notes is payable semiannually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The indenture governing the Senior Secured Notes contains covenants which restrict our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Tender Offer
The Company used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem the 9% Senior Secured Notes (the “Old Senior Secured Notes”). On November 10, 2009, Altra Industrial commenced a cash tender offer to repurchase any and all of its outstanding Old Senior Secured Notes as of the date thereof at a price equal to $1,000.00 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, Altra Holdings redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, Altra Holdings satisfied and discharged all of its obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer.
Refinancing Transaction
Concurrently with the closing of the offering of the Senior Secured Notes the Company entered into the Revolving Credit Agreement, which provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility (the “Old TB Wood’s Revolving Credit Agreement”).
Altra Industrial and all of its domestic subsidiaries are borrowers, or “Borrowers”, under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).
An event of default under the Revolving Credit Agreement would occur in connection with a change of control, among other things, if: (i) Altra Industrial ceases to own or control 100% of each of its Borrower subsidiaries, or (ii) a change of control occurs under the Senior Secured Notes, or any other subordinated indebtedness.
An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness that any Borrower may have involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement with limited exception to be secured by a full lien on the assets of Borrowers and guarantors.
Old Revolving Credit Agreement
Prior to entering into the Revolving Credit Agreement, the Company maintained the Old Revolving Credit Agreement, a $30 million revolving borrowings facility with a commercial bank (the “Old Revolving Credit Agreement”) through its wholly owned subsidiary Altra Industrial. The Old Revolving Credit Agreement was subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Old Revolving Credit Agreement. In connection with the refinancing transaction described above, the Old Revolving Credit Agreement was terminated.
Old TB Wood’s Revolving Credit Agreement
As part of the TB Wood’s acquisition in 2007, the Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. As of December 31, 2008, there was $6.0 million of debt outstanding under the Old TB Wood’s Revolving Credit Agreement. As of December 31, 2008 there was $6.0 million of outstanding letters of credit. In connection with the refinancing transaction described above, the Old TB Wood’s Revolving Credit Agreement was paid in full and terminated.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Overdraft Agreements
Certain of the Company’s foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of April 3, 2010 or December 31, 2009 under any of the overdraft agreements.
Old Senior Secured Notes
On November 30, 2004, Altra Industrial issued the Old Senior Secured Notes, with a face value of $165.0 million. Interest on the Old Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%.
In connection with the acquisition of TB Wood’s on April 5, 2007, Altra Industrial completed a follow-on offering issuing an additional $105.0 million of the Old Senior Secured Notes. The additional $105.0 million had the same terms and conditions as the previously issued Old Senior Secured Notes. The effective interest rate on the Old Senior Secured Notes, after the follow-on offering was approximately 9.6% after consideration of the amortization of $5.6 million net discount and $6.5 million of deferred financing costs.
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
Old Senior Notes
On February 8, 2006, Altra Industrial issued the Old Senior Notes, with a face value of £33 million. Interest on the Old Senior Notes was payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Old Senior Notes was approximately 12.7%, after consideration of the $0.7 million of deferred financing costs (included in other assets). The Old Senior Notes were to mature on February 13, 2013.
During 2009, Altra Industrial retired the remaining principal balance of the Old Senior Notes, of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees, which is recorded as interest expense in the condensed consolidated statement of income. The Old Senior Notes were guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Old Senior Notes contained numerous terms, covenants and conditions, which imposed substantial limitations on the Company.
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of April 3, 2010) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Company currently is leasing the facility in Chattanooga, Tennessee to a third party.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage. As of April 3, 2010 the mortgage has a remaining principal of €2.1 million or $2.9 million, and an interest rate of 3.5% and is payable in monthly installments over 15 years.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
11. Stockholders’ Equity
Stock-Based Compensation
The Company’s Board of Directors established the 2004 Equity Incentive Plan (the “Plan”) that provides for various forms of stock-based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares of common stock issued pursuant to the Plan generally vest ratably over a period ranging from immediately to 5 years, provided that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.
The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended April 3, 2010 and March 28, 2009 was $0.5 million and $1.0 million, respectively. Stock-based compensation is recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended April 3, 2010:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested December 31, 2009	560,081	$6.55
Shares granted	207,555	$10.50
Shares for which restrictions lapsed	(328,717)	$4.45

Restricted shares unvested April 3, 2010	438,919	$10.00

Total remaining unrecognized compensation cost was $3.7 million as of April 3, 2010, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the quarter ended April 3, 2010 was $4.1 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
12. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the quarters ended April 3, 2010 and March 28, 2009.
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
Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	April 3,	March 28,
	2010	2009

North America (primarily U.S.)	$93,165	$91,603
Europe	27,888	27,679
Asia and other	6,653	5,258

Total	$127,706	$124,540

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at April 3, 2010 and December 31, 2009 were $80.3 million and $76.8 million, respectively.
13. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of April 3, 2010 and December 31, 2009, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.
The Company is indemnified under the terms of certain acquisition agreements for certain pre-existing matters up to agreed upon limits.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
14. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan is intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense for the quarter ended April 3, 2010 was $1.0 million.
The Company’s restructuring expense, by major component for the quarters ended April 3, 2010 and March 28, 2009, respectively, were as follows:

	Quarter Ended	Quarter Ended
	April 3, 2010	March 28, 2009
	2009 Altra	2009 Altra
	Plan	Plan

Expenses
Other cash expenses	$14	$7
Moving and relocation	263	0
Severance	769	1,116

Total cash expenses	1,046	1,123

Non-cash asset impairment and loss on sale of fixed asset	—	749

Total restructuring expenses	$1,046	$1,872

The following is a reconciliation of the accrued restructuring costs between December 31, 2009 and April 3, 2010:

2009 Altra Plan

Balance at December 31, 2009	$915
Cash restructuring expense incurred	1,046
Cash payments	(1,061)

Balance at April 3, 2010	$900

The total restructuring reserve as of April 3, 2010 relates to severance costs to be paid to employees. The Company also expects to incur between $1.3 million and $1.5 million of additional expenses associated with workforce reductions and consolidation of facilities under the 2009 Altra Plan in 2010.
15. Guarantor Subsidiaries
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
April 3, 2010

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$22,063	$31,502	$—	$53,566
Trade receivables, less allowance for doubtful accounts	—	43,170	22,659	—	65,829
Loans receivable from related parties	212,244	—	—	(212,244)	—
Inventories	—	51,353	21,494	—	72,847
Deferred income taxes	—	9,087	178	—	9,265
Income tax receivable	1,192	1,589	—	—	2,781
Prepaid expenses and other current assets	—	3,179	1,976	—	5,155

Total current assets	213,437	130,441	77,809	(212,244)	209,443

Property, plant and equipment, net	—	75,054	29,530	—	104,584
Intangible assets, net	—	57,360	15,412	—	72,772
Goodwill	—	58,547	20,097	—	78,644
Deferred income taxes	—	—	679	—	679
Investment in subsidiaries	134,817	—	—	(134,817)	—
Other non-current assets	6,320	4,928	99	—	11,347

Total assets	$354,574	$326,330	$143,626	$(347,061)	$477,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$24,839	$10,933	$—	$35,772
Accrued payroll	—	5,278	5,046	—	10,324
Accruals and other current liabilities	5,925	11,572	7,451	—	24,948
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	670	371	—	1,041
Loans payable to related parties	—	188,945	23,299	(212,244)	—

Total current liabilities	5,925	231,304	54,375	(212,244)	79,360

Long-term debt — less current portion and net of unacreted discount	207,353	6,095	2,645	—	216,093
Deferred income taxes	—	17,876	3,123	—	20,999
Pension liablities	—	6,136	3,070	—	9,206
Long-term taxes payables	—	9,427	—	—	9,427
Other long-term liabilities	—	969	119	—	1,088
Total stockholders’ equity	141,296	54,523	80,294	(134,817)	141,296

Total liabilities and stockholders’ equity	$354,574	$326,330	$143,626	$(347,061)	$477,469

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$19,744	$31,752	$—	$51,497
Trade receivables, less allowance for doubtful accounts	—	33,966	18,889	—	52,855
Loans receivable from related parties	214,583	—	—	(214,583)	—
Inventories	—	50,931	20,922	—	71,853
Deferred income taxes	—	9,087	178	—	9,265
Assets held for sale	—	—	—	—	—
Income tax receivable	1,192	3,308	254	—	4,754
Prepaid expenses and other current assets	—	2,309	1,338	—	3,647

Total current assets	215,776	119,345	73,333	(214,583)	193,871

Property, plant and equipment, net	—	74,559	31,044	—	105,603
Intangible assets, net	—	58,392	16,513	—	74,905
Goodwill	—	58,015	20,817	—	78,832
Deferred income taxes	—	—	679	—	679
Investment in subsidiaries	125,792	—	—	(125,792)	—
Other non-current assets	6,394	4,816	99	—	11,309

Total assets	$347,962	$315,127	$142,485	$(340,375)	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$18,156	$9,189	$—	$27,421
Accrued payroll	—	7,415	4,718	—	12,133
Accruals and other current liabilities	1,659	10,711	7,601	—	19,971
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	650	409	—	1,059
Loans payable to related parties	—	187,611	26,972	(214,583)	—

Total current liabilities	1,735	224,543	56,164	(214,583)	67,859

Long-term debt — less current portion and net of unacreted discount and premium	207,284	6,267	2,939	—	216,490
Deferred income taxes	—	17,876	3,175	—	21,051
Pension liablities	—	6,633	3,229	—	9,862
Long-term taxes payables	—	9,661	—	—	9,661
Other long-term liabilities	—	1,177	156	—	1,333
Total stockholders’ equity	138,943	48,970	76,822	(125,792)	138,943

Total liabilities and stockholders’ equity	$347,962	$315,127	$142,485	$(340,375)	$465,199

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended April 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$95,084	$41,994	$(9,372)	$127,706
Cost of sales	—	71,314	28,361	(9,372)	90,303

Gross profit	—	23,770	13,633	—	37,403
Selling, general and administrative expenses	26	13,496	7,450	—	20,972

Research and development expenses	—	1,084	695	—	1,779
Restructuring costs	—	798	248	—	1,046

Income (loss) from operations	(26)	8,392	5,240	—	13,606
Interest expense, net	4,496	385	59	—	4,940
Other non-operating expense, net	—	74	221	—	295
Equity in earnings of subsidiaries	9,025	—	—	(9,025)	—

Income before income taxes	4,503	7,933	4,960	(9,025)	8,371
Provision (benefit) for income taxes	(1,236)	2,380	1,488	—	2,632

Net income	$5,739	$5,553	$3,472	$(9,025)	$5,739

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended March 28, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$93,541	$38,282	$(7,283)	$124,540
Cost of sales	—	72,396	27,224	(7,283)	92,337

Gross profit	—	21,145	11,058	—	32,203
Selling, general and administrative expenses	—	13,946	7,797	—	21,743
Research and development expenses	—	1,030	537	—	1,567
Other post employment benefit plan settlement	—	(1,467)	—	—	(1,467)
Restructuring costs	—	1,514	358	—	1,872

Income from operations	—	6,122	2,366	—	8,488
Interest expense, net	—	6,300	49	—	6,349
Other non-operating income	—	(120)	(42)	—	(162)
Equity in earnings of subsidiaries	1,418	—	—	(1,418)	—

Income (loss) from before income taxes	1,418	(58)	2,359	(1,418)	2,301
Provision for income taxes	—	10	873	—	883

Net income	$1,418	$(68)	$1,486	$(1,418)	$1,418

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$5,739	$5,553	$3,472	$(9,025)	$5,739
Undistributed equity in earnings of subsidiaries	(9,025)	—	—	9,025	—
Adjustments to reconcile net income to net cash flows:				—	—
Depreciation	—	3,268	891	—	4,159
Amortization of intangible assets	—	1,032	351	—	1,383
Amortization and write-offs of deferred loan costs	172	—	—	—	172
Loss on foreign currency, net	—	—	314	—	314
Accretion of debt discount and premium, net	73	—	—	—	73
Deferred income tax	—	26	(26)	—	—
Stock based compensation	—	548	—	—	548
Changes in assets and liabilities:
Trade receivables	—	(10,494)	(4,543)	—	(15,037)
Inventories	—	(421)	(1,148)	—	(1,569)
Accounts payable and accrued liabilities	4,190	7,318	3,014	—	14,522
Other current assets and liabilities	—	(1,316)	(686)	—	(2,002)
Other operating assets and liabilities	(35)	(113)	20	—	(128)

Net cash provided by operating activities	1,114	5,401	1,659	—	8,174

Cash flows from investing activities
Purchase of fixed assets	—	(2,349)	(345)	—	(2,694)
Contingent consideration payment	—	(1,177)	—	—	(1,177)

Net cash used in investing activities	—	(3,526)	(345)	—	(3,871)

Cash flows from financing activities
Payment of debt issuance costs	(64)	1	—	—	(63)
Shares repurchased	(288)	—	—	—	(288)
Payments on mortgages	—	—	(121)	—	(121)
Change in affiliate debt	(762)	618	144	—	—
Payment on capital leases	—	(175)	—	—	(175)

Net cash (used in) provided by financing activities	(1,114)	444	23	—	(647)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,587)	—	(1,587)

Net change in cash and cash equivalents	—	2,319	(250)	—	2,069
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$1	$22,063	$31,502	$—	$53,566

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Quarter Ended March 28, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,418	$(68)	$1,486	$(1,418)	$1,418
Undistributed equity in earnings of subsidiaries	(1,418)	—	—	1,418	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	3,141	1,017	—	4,158
Amortization of intangibles and deferred loan costs	—	1,462	329	—	1,791
Gain on foreign currency, net	—	(201)	—	—	(201)
Accretion of debt discount and premium, net	—	154	—	—	154
Fixed asset impairment/disposal	—	749	—	—	749
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	977	—	—	977
Changes in assets and liabilities:	—		—	—	—
Trade receivables	—	(2,872)	614	—	(2,258)
Inventories	—	7,365	707	—	8,072
Accounts payable and accrued liabilities	—	1,842	(2,148)	—	(306)
Other current assets and liabilities	—	375	(1,914)	—	(1,539)
Other operating assets and liabilities	—	4	—	—	4

Net cash provided by operating activities	—	11,461	91	—	11,552

Cash flows from investing activities
Purchase of fixed assets	—	(1,494)	(327)	—	(1,821)

Net cash used in by investing activities	—	(1,494)	(327)	—	(1,821)

Cash flows from financing activities
Payments on mortgages	—	—	(120)	—	(120)
Change in affiliate debt	—	1,229	(1,229)	—	—
Payment on capital leases	—	(151)	(28)	—	(179)

Net cash (used in) provided by financing activities	—	1,078	(1,377)	—	(299)

Effect of exchange rate changes on cash and cash equivalents	—	—	(102)	—	(102)

Net change in cash and cash equivalents	—	11,045	(1,715)	—	9,330
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$35,477	$25,925	$—	$61,403

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
16. Subsequent Events
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt leverage;
•	the effects of intense competition in the markets in which we operate;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers;
•	the Company’s ability to obtain or protect intellectual property rights;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Company’s ability to complete cost reduction actions and risks associated with such actions;
•	the Company’s ability to control costs;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;
•	fluctuations in the costs of raw materials used in our products;
•	the Company’s ability to attract and retain key executives and other personnel;
•	work stoppages and other labor issues;
•	changes in the Company’s pension and retirement liabilities;
•	the Company’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that could result in the impairment of goodwill or other assets of the Company;
•	changes in market conditions in which we operate that could influence the value of the Company’s stock;
•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock price;
•	the cyclical nature of the markets in which we operate;
•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the risks associated with international operations, including currency risks; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.
The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Unless the context requires otherwise, the terms “Altra Holdings,” the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.
General
Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”) and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 48 subsidiaries. The following chart illustrates a summary of our corporate structure:

Although we were incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of a series of power transmission businesses. In December 1996, Colfax acquired the MPT group of Zurn Technologies, Inc. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber, and Wichita Clutch brands. Colfax formed Power Transmission Holding LLC, or “PTH”, in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.
On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax. We refer to this transaction as the PTH Acquisition.
On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, the then largest stockholder of Altra Holdings, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to Altra Industrial.
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
On May 18, 2006, we acquired substantially all of the assets of Bear Linear Inc., or Warner Linear. Warner Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Warner Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion into the motion control market.
On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products with a history dating back to 1857.
On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power.
On December 31, 2007, we sold the TB Wood’s adjustable speed drives business or Electronics Division. We sold the Electronics Division in order to continue our strategic focus on our core electro-mechanical power transmission business.
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
Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita	Aerospace, energy,	Elevators, forklifts, lawn
	Clutch, Formsprag Clutch,	material handling,	mowers, oil well draw
	Stieber Clutch, Matrix,	metals, turf and	works, punch presses,
	Inertia Dynamics, Twiflex,	garden, mining	conveyors
Industrial Clutch,
Marland Clutch
Gearing	Boston Gear, Nuttall Gear,	Food processing,	Conveyors, ethanol mixers,
	Delroyd	material handling,	packaging machinery, metal
		metals, transportation	processing equipment
Engineered Couplings	Ameridrives, Bibby	Energy, metals,	Extruders, turbines, steel
	Transmissions, TB Wood’s	plastics, chemical	strip mills, pumps
Engineered Bearing	Kilian	Aerospace, material	Cargo rollers, seat
Assemblies		handling,	storage systems, conveyors
transportation
Power	Warner Electric, Boston	Material handling,	Conveyors, lawn mowers,
Transmission	Gear, Huco Dynatork,	metals, turf and garden	machine tools
Components	Warner Linear, Matrix, TB
Wood’s
Engineered Belted Drives	TB Wood’s	Aggregate, HVAC,	Pumps, sand and gravel
		material handling	conveyors, industrial fans
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
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. For 2010, we expect to return to growth activities, but will also continue to focus on generating cash flow, executing on plant consolidations, and maintaining a reduced cost base. Among other items, we expect our growth initiatives in 2010 will include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the focusing on the development of our people and processes.
During the first quarter of 2010, it appears that inventory reduction efforts previously executed by our customers have declined significantly as sales to our largest distribution customers have improved. While some of our first-quarter sales increase was likely due to some of our OEM customers restocking their channels, we believe the majority of the increase was due to improvement in end market demand.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2009. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations

	Quarter Ended
	April 3,	March 28,
(In thousands, except per share data)	2010	2009
Net sales	$127,706	$124,540
Cost of sales	90,303	92,337

Gross profit	37,403	32,203
Gross profit percentage	29.29%	25.86%
Selling, general and administrative expenses	20,972	21,743
Research and development expenses	1,779	1,567
Other post employment benefit plan settlement gain	—	(1,467)
Restructuring costs	1,046	1,872

Income from operations	13,606	8,488
Interest expense, net	4,940	6,349
Other non-operating (income) expense, net	295	(162)

Income before income taxes	8,371	2,301
Provision for income taxes	2,632	883

Net income	$5,739	$1,418

Quarter Ended April 3, 2010 compared with Quarter Ended March 28, 2009
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Net sales	$127,706	$124,540	$3,166	2.5%
The majority of our increase in sales during the first quarter of 2010 is due to the strengthening of the US dollar. Had the 2010 foreign exchange rates remained constant when compared to 2009, sales would have increased $0.2 million or 0.2%. We have seen modest increases in our order rates in our early cycle markets as our distribution customers have ended their inventory de-stocking and OEM customers have increased production. We expect to see continued increases in sales in 2010 compared to 2009.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Gross Profit	$37,403	$32,203	$5,200	16.1%
Gross Profit as a percent of sales	29.3%	25.9%
The increase in gross profit was primarily due to our cost saving measures put into place in 2009 and productivity improvements we have implemented. Had the 2010 foreign exchange rates remained constant when compared to 2009, gross profit would have increased $4.6 million or 14.4%. We expect our full year 2010 gross profit as a percentage of sales to increase when compared to 2009.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$20,972	$21,743	$(771)	-3.5%
SG&A as a percent of sales	16.4%	17.5%
The decrease in SG&A was due to our cost reduction efforts which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs despite the impact of the strengthening US dollar. Due to an increase in sales, SG&A costs as a percentage of sales decreased. During the remainder of 2010, we expect to maintain our SG&A costs through plant consolidations and additional headcount reductions offset by the reintroduction of certain temporarily suspended employee benefits.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Research and development expenses (“R&D”)	$1,779	$1,567	$212	13.5%

R&D expenses represented approximately 1% of sales in both periods. We do not expect significant variances in future periods.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Restructuring expenses	$1,046	$1,872	$(826)	-44.1%
In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by reducing headcount and consolidating certain facilities. During the first quarter 2010, we recorded $1.0 million of restructuring expenses, of which $0.7 million was related to severance, $0.3 million was related to other restructuring charges, (primarily moving and relocation costs). We expect to incur between $1.3 million and $1.5 million of expenses associated with workforce reductions and consolidation of facilities in 2010.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Interest Expense, net	$4,940	$6,349	$(1,409)	-22.2%
Net interest expense decreased due to the lower average outstanding balance of debt in 2010 resulting in a reduction of interest expense and due to the impact of a lower interest rate as a result of our refinancing in late 2009.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Other non-operating loss (income), net	$295	$(162)	$457	-282%
Other non-operating loss (income) in each period relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	April 3,	March 28,
	2010	2009	Change	%

Provision for income taxes	$2,632	$883	$1,749	198.1%
Provision for income taxes as a % of income from operations before income taxes	31.4%	38.4%
The 2010 provision for income taxes, as a percentage of income before taxes, was lower than that of 2009, primarily due to a change in the earnings mix among tax jurisdictions. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. These interest charges were classified as non-deductible in the first quarter of 2009 tax rate and fully deductible in the first quarter of 2010 tax rate. Additionally, in the first quarter 2010, the Company reversed an unrecognized tax benefit of $0.3 million due to the expiration of the statute of limitations.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our senior secured revolving credit facility to borrow up to $50.0 million. Of this total capacity, we can borrow up to $27.1 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
Borrowings

	Amounts in millions
	April 3,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	5.3	5.3
Mortgages	2.9	3.2
Capital leases	1.6	1.8

Total Debt	$219.8	$220.3

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our senior secured revolving credit facility, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at April 3, 2010.

Senior Secured Credit Facility
Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement, which provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility and the TB Wood’s existing credit facility.
Altra Industrial and all of its domestic subsidiaries are borrowers, or “Borrowers”, under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).
An event of default under the Revolving Credit Agreement would occur in connection with a change of control, among other things, if: (i) Altra Industrial ceases to own or control 100% of each of its Borrower subsidiaries, or (ii) a change of control occurs under the Senior Secured Notes, or any other subordinated indebtedness.
An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness that any Borrower may have involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases with limited exception to be secured by a full lien of the assets of Borrowers and guarantors.
As of April 3, 2010, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of April 3, 2010, we had no borrowings and $10.4 million in letters of credit outstanding under the Revolving Credit Agreement.
Net Cash

	April 3,	December 31,
	2010	2009
	(in thousands)

Cash and cash equivalents	$53,566	$51,497
Cash and cash equivalents increased $2.1 million in the quarter ended April 3, 2010.
Cash Flows for quarter ended April 3, 2010
The primary source of funds provided by operating activities of $8.2 million resulted from cash provided from: (i) net income of $5.7 million; and (ii) the add-back of non-cash depreciation, amortization, stock based compensation, accretion of net debt discount, deferred financing costs, and non-cash loss on foreign currency all totaling $6.6 million. This was offset by a net increase in working capital of $4.1 million. The increase in working capital was mainly due to an increase in accounts receivable of $15.1 million, due to increased sales levels throughout the organization. The total working capital increase was partially offset by an increase in accrued expenses of $15.7 million, due to the increased level of sales activity and higher interest expense accruals.

Net cash used in investing activities was $3.9 million for the quarter ended April 3, 2010. This resulted from the purchase of manufacturing equipment of $2.7 million and $1.2 million of additional purchase price paid for settlement of contingent consideration related to the acquisition of Hay Hall.
Net cash used by financing activities was $0.6 million for the quarter ended April 3, 2010. This resulted primarily from payments of capital lease obligations of $0.2 million, $0.1 million of payments on mortgages, and $0.3 million of shares repurchased due to tax withholding.
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
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. At present, we do not utilize any derivative instruments to manage these risks. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. As of April 3, 2010, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2009 are incorporated herein by reference.

During the reporting period, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
May 5, 2010	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
Title: President and Chief Executive Officer

May 5, 2010	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

May 5, 2010	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.