Form 10-Q
period 2010-07-03
Altra Holdings, Inc.
filed 2010-08-03
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-33209
ALTRA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Granite Street, Suite 201, Braintree, MA	02184
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2010, 26,803,086 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1. Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	July 3,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,203	$51,497
Trade receivables, less allowance for doubtful accounts of $1,046 and $1,434 at July 3, 2010 and December 31, 2009, respectively	69,128	52,855
Inventories	74,221	71,853
Deferred income taxes	9,265	9,265
Income tax receivable	111	4,754
Assets held for sale	1,592	—
Prepaid expenses and other current assets	4,762	3,647

Total current assets	217,282	193,871

Property, plant and equipment, net	102,118	105,603
Intangible assets, net	71,262	74,905
Goodwill	77,493	78,832
Deferred income taxes	679	679
Other non-current assets, net	11,158	11,309

Total assets	$479,992	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,879	$27,421
Accrued payroll	13,511	12,133
Accruals and other current liabilities	22,422	19,971
Deferred income taxes	7,275	7,275
Current portion of long-term debt	3,307	1,059

Total current liabilities	83,394	67,859

Long-term debt — less current portion and net of unaccreted discount	213,140	216,490
Deferred income taxes	21,115	21,051
Pension liablities	8,799	9,862
Long-term taxes payable	9,487	9,661
Other long-term liabilities	880	1,333
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,363,117 and 26,057,993 issued and outstanding at July 3, 2010 and December 31, 2009, respectively)	26	26
Additional paid-in capital	133,384	132,552
Retained earnings	33,589	21,011
Accumulated other comprehensive income	(23,822)	(14,646)

Total stockholders’ equity	143,177	138,943

Total liabilities and stockholders’ equity	$479,992	$465,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$132,988	$111,877	$260,694	$236,417
Cost of sales	92,861	82,419	183,164	174,756

Gross profit	40,127	29,458	77,530	61,661

Operating expenses:
Selling, general and administrative expenses	22,215	19,938	43,187	41,681
Research and development expenses	1,631	1,494	3,410	3,061
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Restructuring costs	642	2,482	1,688	4,354

	24,488	23,914	48,285	47,629

Income from operations	15,639	5,544	29,245	14,032

Other non-operarting income and expense:
Interest expense, net	4,956	6,240	9,896	12,589
Other non-operating expense, net	727	1,781	1,022	1,619

	5,683	8,021	10,918	14,208

Income (loss) before income taxes	9,956	(2,477)	18,327	(176)
Provision (benefit) for income taxes	3,117	(711)	5,749	172

Net income (loss)	$6,839	$(1,766)	$12,578	$(348)

Consolidated Statement of Comprehensive loss
Minimum pension liability adjustment	$(343)	$—	$(343)	$—
Foreign currency translation adjustment	(5,187)	10,798	(8,833)	8,255

Comprehensive income	$1,309	$9,032	$3,402	$7,907

Weighted average shares, basic	26,362	25,931	26,349	25,911
Weighted average shares, diluted	26,487	25,931	26,465	25,911

Net income per share:
Basic	$0.26	$(0.07)	$0.48	$(0.01)
Diluted	$0.26	$(0.07)	$0.48	$(0.01)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to date ended
	July 3, 2010	June 27, 2009
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$12,578	$(348)
Adjustments to reconcile net income to net cash flows:
Depreciation	8,192	8,190
Amortization of intangible assets	2,350	2,732
Amortization and write-offs of deferred financing costs	416	957
Loss (gain) on foreign currency, net	361	1,379
Accretion of debt discount, net	148	372
Fixed asset impairment/disposal	207	1,395
Other post employment benefit plan settlement gain	—	(1,467)
Stock based compensation	1,120	1,587
Changes in assets and liabilities:
Trade receivables	(18,570)	8,634
Inventories	(4,023)	20,446
Accounts payable and accrued liabilities	19,099	(15,384)
Other current assets and liabilities	(1,672)	(769)
Other operating assets and liabilities	(173)	83

Net cash provided by operating activities	20,033	27,807

Cash flows from investing activities
Purchase of property, plant and equipment	(7,762)	(3,783)
Additional purchase price paid for acquisition	(1,177)	—

Net cash used in investing activities	(8,939)	(3,783)

Cash flows from financing activities
Payment on 11 1/4% Senior Notes	—	(4,950)
Payment on 9% Senior Secured Notes	—	(8,250)
Payments on Revolving Credit Agreement	—	(1,000)
Payment of bond issuance costs	(122)	—
Shares repurchased for tax withholdings	(288)	—
Payment on mortgages	(418)	(171)
Payment on capital leases	(381)	(381)

Net cash used in financing activities	(1,209)	(14,752)

Effect of exchange rate changes on cash and cash equivalents	(3,179)	2,299

Net change in cash and cash equivalents	6,706	11,571
Cash and cash equivalents at beginning of year	51,497	52,073

Cash and cash equivalents at end of period	$58,203	$63,644

Cash paid during the period for:
Interest	$9,636	$12,047
Income taxes	$860	$1,014
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (the “Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
2. Basis of Presentation
The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”).
The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 3, 2010 and December 31, 2009, and results of operations and cash flows for the quarters ended July 3, 2010 and June 27, 2009.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes was $210.0 million at each of July 3, 2010 and December 31, 2009. The estimated fair value of the 8 1/8% Senior Secured Notes at July 3, 2010 and December 31, 2009 was $213.2 million and $215.5 million, respectively, based on quoted market prices for such notes.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Net income (loss)	$6,839	$(1,766)	$12,578	$(348)

Shares used in net income per common share — basic	26,362	25,931	26,349	25,911

Incremental shares of unvested restricted common stock	125	—	116	—

Shares used in net income per common share — diluted	26,487	25,931	26,465	25,911

Earnings per share:
Basic	$0.26	$(0.07)	$0.48	$(0.01)
Diluted	$0.26	$(0.07)	$0.48	$(0.01)
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at July 3, 2010 and December 31, 2009 consisted of the following:

	July 3,	December 31,
	2010	2009
Raw materials	$30,468	$28,539
Work in process	14,143	13,711
Finished goods	29,610	29,603

Inventories	$74,221	$71,853

Approximately 13% of total inventories at July 3, 2010 were valued using the LIFO method compared to approximately 13% as of December 31, 2009. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for the quarters ended July 3, 2010 and June 27, 2009. The Company recorded a $0.2 million adjustment and $0.1 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date period ended July 3, 2010 and June 27, 2009, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2009 through July 3, 2010 were as follows:

2010
Gross goodwill balance as of January 1	$110,642
Adjustments related to additional purchase price paid	532
Impact of changes in foreign currency	(1,871)

Gross goodwill balance as of July 3	109,303

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of July 3	(31,810)

Net goodwill balance July 3, 2010	$77,493

Other intangible assets as of July 3, 2010 and December 31, 2009 consisted of the following:

	July 3, 2010		December 31, 2009
		Accumulated		Accumulated
Other intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	21,603	62,038	19,655
Product technology and patents	5,435	4,461	5,435	4,059
Impact of changes in foreign currency	(877)	—	416	—

Total intangible assets	$97,326	$26,064	$98,619	$23,714

The Company recorded $1.0 million and $1.4 million of amortization expense in the quarters ended July 3, 2010 and June 27, 2009, respectively, and recorded $2.4 and $2.7 million of amortization expense in the year to date periods ended July 3, 2010 and June 27, 2009 respectively.
The estimated amortization expense for intangible assets is approximately $2.8 million for the remainder of 2010, $5.5 million in each of the next four years and then $16.6 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Warranty Costs
The contractual warranty period generally ranges from three months to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended July 3, 2010 and June 27, 2009 are as follows:

	July 3,	June 27,
	2010	2009

Balance at beginning of period	$4,047	$4,254
Accrued current period warranty expense	702	617
Payments	(1,346)	(566)

Balance at end of period	$3,403	$4,305

8. Assets Held for Sale
In June 2010, the Company entered into a purchase and sale agreement for the Company’s facility in Chattanooga, Tennessee. The net book value for the building is less than the fair market value less cost to sell and therefore no impairment loss has been recorded. The building is classified as an asset held for sale and the associated debt is classified as current in the condensed consolidated balance sheet.
9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended July 3, 2010 and June 27, 2009 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate from -97.7% for the year to date period ended June 27, 2009 to 31.4% for the year to date period ended July 3, 2010, principally relates to increased profitability in 2010. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. These interest charges were classified as non-deductible in the first half of 2009 tax rate and fully deductible in the first half of 2010 tax rate.
At July 3, 2010, the Company had $9.5 million of unrecognized tax benefits. We do not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2009 and July 3, 2010, the Company had $3.5 million and $3.7 million of accrued interest and penalties, respectively. The Company accrued $0.2 million of interest and no penalties during the year to date period ended July 3, 2010.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and the year to date periods ended July 3, 2010 and June 27, 2009:

	Quarter Ended
	Pension Benefits		Other Benefits
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost	$—	$16	$—	$3
Interest cost	314	365	7	19
Expected return on plan assets	(305)	(327)	—	—
Amortization of prior service income	—	—	(171)	(244)
Other post employment benefit plan settlement gain	—	—	—	—
Amortization of net gain	—	—	(41)	(7)

Net periodic benefit cost (income)	$9	$54	$(205)	$(229)

	Year to Date Ended
	Pension Benefits		Other Benefits
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost	$—	$32	$1	$6
Interest cost	628	730	13	38
Expected return on plan assets	(610)	(654)	—	—
Amortization of prior service income	—	—	(343)	(488)
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Amortization of net gain	—	—	(81)	(14)

Net periodic benefit cost (income)	$18	$108	$(410)	$(1,925)

The Company made $1.0 million of supplemental payments to the pension plan in the year to date period endings July 3, 2010.
11. Debt
Outstanding debt obligations at July 3, 2010 and December 31, 2009 were as follows:

	Amounts in millions
	July 3,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,314	3,144
Capital leases	1,401	1,821
Less: debt discount, net of accretion	(2,568)	(2,716)

Total long-term debt	$216,447	$217,549

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the new senior secured credit facility (“Revolving Credit Agreement”), on substantially all of the Company’s assets and those of its domestic subsidiaries. Interest on the Senior Secured Notes is payable semiannually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes is approximately 8.75% after consideration of the $6.5 million of deferred financing costs. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets.
Tender Offer
The Company used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem the 9% Senior Secured Notes (the “Old Senior Secured Notes”). On November 10, 2009, Altra Industrial commenced a cash tender offer to repurchase any and all of its outstanding Old Senior Secured Notes as of the date thereof at a price equal to $1,000.00 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, Altra Industrial redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, Altra Industrial satisfied and discharged all of its obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer. On December 10, 2009, Altra Industrial redeemed all of the Old Senior Secured Notes that remained outstanding following the consummation of the tender offer.
Refinancing Transaction
Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement, which provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility (the “Old TB Wood’s Revolving Credit Agreement”). There were no borrowings under the Revolving Credit Agreement at July 3, 2010, however, the lender had issued $9.4 million of outstanding letters of credit on behalf of the Company.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness that any Borrower may have involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender thereunder to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement with limited exception ceases to be secured by a full lien on the assets of Borrowers and guarantors.
Old Revolving Credit Agreement
Prior to entering into the Revolving Credit Agreement, the Company maintained the Old Revolving Credit Agreement, a $30 million revolving borrowings facility with a commercial bank, through its wholly owned subsidiary Altra Industrial. The Old Revolving Credit Agreement was subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Old Revolving Credit Agreement. In connection with the refinancing transaction described above, the Old Revolving Credit Agreement was terminated.
Old TB Wood’s Revolving Credit Agreement
In connection with the refinancing transaction described above, the Old TB Wood’s Revolving Credit Agreement was paid in full and terminated.
Overdraft Agreements
Certain of the Company’s foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of July 3, 2010 or December 31, 2009 under any of the overdraft agreements.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of July 3, 2010) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Chattanooga asset is classified as an asset held for sale at July 3, 2010 and the associated debt is classified as current in the condensed consolidated financial statements.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage. As of July 3, 2010 the mortgage has a remaining principal of €1.9 million or $2.3 million, and an interest rate of 3.5% and is payable in monthly installments over 15 years.
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
The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended July 3, 2010 and June 27, 2009 was $1.1 million and $1.6 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended July 3, 2010:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested December 31, 2009	560,081	$6.55
Shares granted	209,155	$10.52
Shares for which restrictions lapsed	(329,259)	$4.46

Restricted shares unvested July 3, 2010	439,977	$10.00

Total remaining unrecognized compensation cost was $3.9 million as of July 3, 2010, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended July 3, 2010 was $4.1 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
13. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the quarters ended July 3, 2010 and June 27, 2009.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
The Company has five operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The five operating segments have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each segment includes machine shops which use similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.
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
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

North America (primarily U.S.)	$99,219	$81,726	$192,383	$173,329
Europe	26,683	23,831	54,572	51,510
Asia and other	7,086	6,320	13,739	11,578

Total	$132,988	$111,877	$260,694	$236,417

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at July 3, 2010 and December 31, 2009 were $82.9 million and $76.8 million, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of July 3, 2010 and December 31, 2009, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.
The Company is indemnified under the terms of certain acquisition agreements for certain pre-existing matters up to agreed upon limits.
15. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan is intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense for the year to date period ended July 3, 2010 was $1.7 million.
The Company’s restructuring expense, by major component for the year to date periods ended July 3, 2010 and June 27, 2009, respectively, were as follows:

	Year to Date Ended	Year to Date Ended
	July 3, 2010	June 27, 2009
	2009 Altra	2009 Altra
	Plan	Plan

Expenses
Severance	980	2,682
Moving and relocation	387	—
Other cash expenses	$114	$47

Total cash expenses	1,481	2,729

Non-cash asset impairment and loss on sale of fixed asset	207	1,625

Total restructuring expenses	$1,688	$4,354

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of the accrued restructuring costs between December 31, 2009 and July 3, 2010:

2009 Altra Plan

Balance at December 31, 2009	$915
Cash restructuring expense incurred	1,481
Cash payments	(1,719)

Balance at July 3, 2010	$677

The total restructuring reserve as of July 3, 2010 relates to severance costs to be paid to employees. As of July 3, 2010, the Company has incurred $9.0 million of cumulative expense related to the 2009 Altra Plan. The Company also expects to incur between $0.8 million and $1.0 million of additional expenses associated with the consolidation of facilities under the 2009 Altra Plan in 2010.
16. Guarantor Subsidiaries
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
July 3, 2010

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$24,975	$33,227	$—	$58,203
Trade receivables, less allowance for doubtful accounts	—	46,123	23,005	—	69,128
Loans receivable from related parties	202,227	—	—	(202,227)	—
Inventories	—	52,548	21,673	—	74,221
Deferred income taxes	—	9,087	178	—	9,265
Income tax receivable	—	—	111	—	111
Prepaid expenses and other current assets	—	2,831	1,931	—	4,762
Assets held for sale	—	1,592	—	—	1,592

Total current assets	202,228	137,156	80,125	(202,227)	217,282

Property, plant and equipment, net	—	74,573	27,545	—	102,118
Intangible assets, net	—	56,367	14,895	—	71,262
Goodwill	—	58,015	19,478	—	77,493
Deferred income taxes	—	—	679	—	679
Investment in subsidiaries	143,622	—	—	(143,622)	—
Other non-current assets	6,177	4,883	98	—	11,158

Total assets	$352,027	$330,994	$142,820	$(345,849)	$479,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$24,568	$12,311	$—	$36,879
Accrued payroll	—	8,446	5,065	—	13,511
Accruals and other current liabilities	1,422	14,289	6,711	—	22,422
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	2,972	335	—	3,307
Loans payable to related parties	—	182,282	19,945	(202,227)	—

Total current liabilities	1,422	232,557	51,642	(202,227)	83,394

Long-term debt — less current portion and net of unaccreted discount	207,428	3,630	2,082	—	213,140
Deferred income taxes	—	17,876	3,239	—	21,115
Pension liablities	—	5,641	2,822	—	8,463
Long-term taxes payables	—	9,487	—	—	9,487
Other long-term liabilities	—	1,101	115	—	1,216
Total stockholders’ equity	143,177	60,702	82,920	(143,622)	143,177

Total liabilities and stockholders’ equity	$352,027	$330,994	$142,820	$(345,849)	$479,992

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$19,744	$31,752	$—	$51,497
Trade receivables, less allowance for doubtful accounts	—	33,966	18,889	—	52,855
Loans receivable from related parties	214,583	—	—	(214,583)	—
Inventories	—	50,931	20,922	—	71,853
Deferred income taxes	—	9,087	178	—	9,265
Assets held for sale	—	—	—	—	—
Income tax receivable	1,192	3,308	254	—	4,754
Prepaid expenses and other current assets	—	2,309	1,338	—	3,647

Total current assets	215,776	119,345	73,333	(214,583)	193,871

Property, plant and equipment, net	—	74,559	31,044	—	105,603
Intangible assets, net	—	58,392	16,513	—	74,905
Goodwill	—	58,015	20,817	—	78,832
Deferred income taxes	—	—	679	—	679
Investment in subsidiaries	125,792	—	—	(125,792)	—
Other non-current assets	6,394	4,816	99	—	11,309

Total assets	$347,962	$315,127	$142,485	$(340,375)	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$18,156	$9,189	$—	$27,421
Accrued payroll	—	7,415	4,718	—	12,133
Accruals and other current liabilities	1,659	10,711	7,601	—	19,971
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	650	409	—	1,059
Loans payable to related parties	—	187,611	26,972	(214,583)	—

Total current liabilities	1,735	224,543	56,164	(214,583)	67,859

Long-term debt — less current portion and net of unaccreted discount and premium	207,284	6,267	2,939	—	216,490
Deferred income taxes	—	17,876	3,175	—	21,051
Pension liablities	—	6,633	3,229	—	9,862
Long-term taxes payables	—	9,661	—	—	9,661
Other long-term liabilities	—	1,177	156	—	1,333
Total stockholders’ equity	138,943	48,970	76,822	(125,792)	138,943

Total liabilities and stockholders’ equity	$347,962	$315,127	$142,485	$(340,375)	$465,199

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$196,482	$83,680	$(19,468)	$260,694
Cost of sales	—	145,340	57,292	(19,468)	183,164

Gross profit	—	51,142	26,388	—	77,530
Selling, general and administrative expenses	46	29,214	13,927	—	43,187
Research and development expenses	—	2,048	1,362	—	3,410
Restructuring costs	—	978	710	—	1,688

Income (loss) from operations	(46)	18,902	10,389	—	29,245
Interest expense, net	9,061	724	111	—	9,896
Other non-operating expense, net	—	126	896	—	1,022
Equity in earnings of subsidiaries	17,832	—	—	(17,832)	—

Income before income taxes	8,725	18,052	9,382	(17,832)	18,327
Provision (benefit) for income taxes	(3,853)	6,318	3,284	—	5,749

Net income	$12,578	$11,734	$6,098	$(17,832)	$12,578

Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended June 27, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$176,958	$73,641	$(14,182)	$236,417
Cost of sales	—	135,139	53,799	(14,182)	174,756

Gross profit	—	41,819	19,842	—	61,661
Selling, general and administrative expenses	—	26,260	15,421	—	41,681
Research and development expenses	—	1,963	1,098	—	3,061
Other post employment benefit plan settlement	—	(1,467)	—	—	(1,467)
Restructuring costs	—	2,139	2,215	—	4,354

Income from operations	—	12,924	1,108	—	14,032
Interest expense, net	—	12,516	73	—	12,589
Other non-operating income	—	396	1,223	—	1,619
Equity in earnings of subsidiaries	(348)	—	—	348	—

Income (loss) from before income taxes	(348)	12	(188)	348	(176)
Provision (benefit) for income taxes	—	241	(69)	—	172

Net income (loss)	$(348)	$(229)	$(119)	$348	$(348)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$101,398	$41,686	$(10,096)	$132,988
Cost of sales	—	74,026	28,931	(10,096)	92,861

Gross profit	—	27,372	12,755	—	40,127
Selling, general and administrative expenses	20	15,718	6,477	—	22,215
Research and development expenses	—	964	667	—	1,631
Restructuring costs	—	180	462	—	642

Income (loss) from operations	(20)	10,510	5,149	—	15,639
Interest expense, net	4,565	339	52	—	4,956
Other non-operating expense, net	—	52	675	—	727
Equity in earnings of subsidiaries	8,807	—	—	(8,807)	—

Income before income taxes	4,222	10,119	4,422	(8,807)	9,956
Provision (benefit) for income taxes	(2,617)	3,938	1,796	—	3,117

Net income	$6,839	$6,181	$2,626	$(8,807)	$6,839

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended June 27, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$83,417	$35,359	$(6,899)	$111,877
Cost of sales	—	62,743	26,575	(6,899)	82,419

Gross profit	—	20,674	8,784	—	29,458
Selling, general and administrative expenses	—	12,314	7,624	—	19,938
Research and development expenses	—	933	561	—	1,494
Restructuring costs	—	625	1,857	—	2,482

Income (loss) from operations	—	6,802	(1,258)	—	5,544
Interest expense, net	—	6,216	24	—	6,240
Other non-operating expense, net	—	516	1,265	—	1,781
Equity in earnings of subsidiaries	(1,766)	—	—	1,766	—

Income (loss) before income taxes	(1,766)	70	(2,547)	1,766	(2,477)
Provision (benefit) for income taxes	—	231	(942)		(711)

Net income (loss)	$(1,766)	$(161)	$(1,605)	$1,766	$(1,766)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$12,578	$11,734	$6,098	$(17,832)	$12,578
Undistributed equity in earnings of subsidiaries	(17,832)	—	—	17,832	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	6,289	1,903	—	8,192
Amortization of intangible assets	—	2,025	325	—	2,350
Amortization and write-offs of deferred loan costs	416	—	—	—	416
Fixed asset impairment	—	207	—	—	207
Loss on foreign currency, net	—	—	361	—	361
Accretion of debt discount	148	—	—	—	148
Deferred income tax	—	—	—	—	—
Stock based compensation	—	1,120	—	—	1,120
Changes in assets and liabilities:
Trade receivables	—	(12,494)	(6,076)	—	(18,570)
Inventories	—	(1,616)	(2,407)	—	(4,023)
Accounts payable and accrued liabilities	879	13,300	4,920	—	19,099
Other current assets and liabilities	—	(953)	(719)	—	(1,672)
Other operating assets and liabilities	(77)	(74)	(22)	—	(173)

Net cash provided by operating activities	(3,888)	19,538	4,383	—	20,033

Cash flows from investing activities
Purchase of fixed assets	—	(6,783)	(979)	—	(7,762)
Contingent consideration payment	—	(645)	(532)	—	(1,177)

Net cash used in investing activities	—	(7,428)	(1,511)	—	(8,939)

Cash flows from financing activities
Payment of debt issuance costs	(123)	1	—	—	(122)
Shares repurchased	(288)	—	—	—	(288)
Payments on mortgages	—	—	(418)	—	(418)
Change in affiliate debt	4,299	(6,562)	2,263	—	—
Payment on capital leases	—	(318)	(63)	—	(381)

Net cash (used in) provided by financing activities	3,888	(6,879)	1,782	—	(1,209)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,179)	—	(3,179)

Net change in cash and cash equivalents	—	5,231	1,475	—	6,706
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$1	$24,975	$33,227	$—	$58,203

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended June 27, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(348)	$(229)	$(119)	$348	$(348)
Undistributed equity in earnings of subsidiaries	348	—	—	(348)	—
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	—	5,977	2,213	—	8,190
Amortization of intangibles and deferred loan costs	—	3,015	674	—	3,689
Gain on foreign currency, net	—	270	1,109	—	1,379
Accretion of debt discount and premium, net	—	372	—	—	372
Fixed asset impairment/disposal	—	1,395	—	—	1,395
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	1,587	—	—	1,587
Changes in assets and liabilities:
Trade receivables	—	2,730	5,904	—	8,634
Inventories	—	16,142	4,304	—	20,446
Accounts payable and accrued liabilities	—	(9,495)	(5,889)	—	(15,384)
Other current assets and liabilities	—	2,483	(3,252)	—	(769)
Other operating assets and liabilities	—	(51)	134	—	83

Net cash provided by operating activities	—	22,729	5,078	—	27,807

Cash flows from investing activities
Purchase of fixed assets	—	(3,401)	(382)	—	(3,783)

Net cash used in by investing activities	—	(3,401)	(382)	—	(3,783)

Cash flows from financing activities
Payments on11 1/4% Senior Notes	—	(4,950)	—	—	(4,950)
Payments on 9% Senior Secured Notes	—	(8,250)	—	—	(8,250)
Payments on Revolving Credit Agreement	—	(1,000)	—	—	(1,000)
Payments on capital leases	—	(341)	(40)	—	(381)
Payments on mortgages	—	—	(171)	—	(171)
Change in affiliate debt	—	3,580	(3,580)	—	—
Net cash (used in) provided by financing activities	—	(10,961)	(3,791)	—	(14,752)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,299	—	2,299

Net change in cash and cash equivalents	—	8,367	3,204	—	11,571
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$32,799	$30,844	$—	$63,644

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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt leverage;
•	the effects of intense competition in the markets in which we operate;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers;
•	the Company’s ability to obtain or protect intellectual property rights;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Company’s ability to complete cost reduction actions and risks associated with such actions;
•	the Company’s ability to control costs;
•	the Company’s ability to implement the 2009 Altra Plan to improve operational efficiency
•	the Company’s ability to manage expenses associated with the consolidation of facilities
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;
•	fluctuations in the costs of raw materials used in our products;
•	the Company’s ability to attract and retain key executives and other personnel;
•	work stoppages and other labor issues;
•	changes in the Company’s pension and retirement liabilities;
•	the Company’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that could result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that could influence the value of the Company’s stock;
•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock price;
•	the cyclical nature of the markets in which we operate;
•	the risks associated with the global recession and volatility and disruption in the global financial markets;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the risks associated with international operations, including currency risks; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, then the largest stockholder of Altra Holdings, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to Altra Industrial.
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
On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power, a manufacturer of universal joints.
On December 31, 2007, we sold the TB Wood’s adjustable speed drives business, or Electronics Division. We sold the Electronics Division in order to continue our strategic focus on our core electro-mechanical power transmission business.
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

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors
Gearing	Boston Gear, Nuttall Gear, Delroyd	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment
Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps
Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors
Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools
Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans
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
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In the second half of 2010, we expect to focus on the execution of our long term growth strategy, but will also continue to focus on executing on plant consolidations and maintaining a reduced cost base. Among other items, we expect our growth initiatives in 2010 will include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.
During 2010, it appears that inventory reduction efforts previously executed by our customers have declined significantly as sales to our largest distribution customers have improved. We believe the majority of our sales increase was due to improvement in end market demand.

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
Results of Operations

	Quarter Ended		Year to Date Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$132,988	$111,877	$260,694	$236,417
Cost of sales	92,861	82,419	183,164	174,756

Gross profit	40,127	29,458	77,530	61,661
Gross profit percentage	30.17%	26.33%	29.74%	26.08%
Selling, general and administrative expenses	22,215	19,938	43,187	41,681
Research and development expenses	1,631	1,494	3,410	3,061
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Restructuring costs	642	2,482	1,688	4,354

Income from operations	15,639	5,544	29,245	14,032
Interest expense, net	4,956	6,240	9,896	12,589
Other non-operating expense, net	727	1,781	1,022	1,619

Income before income taxes	9,956	(2,477)	18,327	(176)
Provision (benefit) for income taxes	3,117	(711)	5,749	172

Net income (loss)	$6,839	$(1,766)	$12,578	$(348)

Quarter Ended July 3, 2010 compared with Quarter Ended June 27, 2009
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Net sales	$132,988	$111,877	$21,111	18.9%
The majority of the increase in sales during the second quarter of 2010 is due to improvements in the end markets we serve. We have seen the apparent conclusion of our customers’ inventory reduction efforts that had been in place throughout 2009 and increased production at our OEM customers. During the second quarter of 2010, the Company benefited from a particularly strong period of sales to our turf and garden OEMs. Had the 2010 foreign exchange rates remained constant when compared to 2009, sales would have increased $21.6 million or 19.3%. We expect to see continued increases in sales in 2010 compared to 2009, but do not expect the second half of 2010 to be as strong as the first half.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Gross Profit	$40,127	$29,458	$10,669	36.2%
Gross Profit as a percent of sales	30.1%	26.3%
The increase in gross profit as a percentage of sales was primarily due to cost saving measures put into place in 2009 and productivity improvements we have implemented, as well as better overhead absorption as a result of higher production levels. Had the 2010 foreign exchange rates remained constant when compared to 2009, gross profit would have increased $10.8 million or 36.8%. We expect our full year 2010 gross profit as a percentage of sales to increase when compared to 2009.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$22,215	$19,938	$2,277	11.4%
SG&A as a percent of sales	16.7%	17.8%
SG&A increased due to the reinstatement of certain employee benefits that were temporarily suspended during 2009. However due to our cost reduction efforts in 2009 that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the second quarter of 2010 when compared to 2009. During the remainder of 2010, we expect to maintain our SG&A costs through plant consolidations and additional headcount reductions. as well as a focus on maintaining our reduced cost base, offset by the reintroduction of certain temporarily suspended employee benefits.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Restructuring expenses	$642	$2,482	$(1,840)	-74.1%

In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by reducing headcount and consolidating certain facilities. During the second quarter 2010, we recorded $0.6 million of restructuring expenses, of which $0.2 million was related to severance, $0.2 million was related to other restructuring charges, (primarily moving and relocation costs), and $0.2 million related to non-cash impairment charges. We expect to incur between $0.8 million and $1.0 million of additional expenses associated with workforce reductions and consolidation of facilities in 2010.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Interest Expense, net	$4,956	$6,240	$(1,284)	-20.6%
Net interest expense decreased due to the lower average outstanding balance of debt in 2010 resulting in a reduction of interest expense and due to the impact of a lower interest rate as a result of our refinancing in late 2009.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Other non-operating loss (income), net	$727	$1,781	$(1,054)	-59.2%
Other non-operating loss (income) in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	July 3,	June 27,
	2010	2009	Change	%

Provision for income taxes	$3,117	$(711)	$3,828	-538.4%
Provision for income taxes as a % of income from operations before income taxes	31.3%	28.7%
The 2010 provision for income taxes, as a percentage of income before taxes, was higher than that of 2009, primarily due to increased overall profitability in 2010. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. These interest charges were classified as non-deductible in the second quarter of the 2009 tax rate and are fully deductible in the second quarter 2010 tax rate. Additionally, in the second quarter 2010, the Company reversed a valuation allowance against a foreign net operating loss resulting in a tax benefit of $0.5 million.

Year to Date Period Ended July 3, 2010 compared with the Year to Date Period Ended June 27, 2009
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Net sales	$260,694	$236,417	$24,277	10.3%
The majority of the increase in sales during the 2010 is due to improvements in the end markets we serve. We have seen the apparent conclusion of our customers’ inventory reduction efforts that had been in place throughout 2009 and increased production at our OEM customers. During the second quarter of 2010, the Company benefited from a particularly strong period of sales to our turf and garden OEMs. Had the 2010 foreign exchange rates remained constant when compared to 2009, sales would have increased $21.8 million or 9.2%. We expect to see continued increases in sales in 2010 compared to 2009, but do not expect the second half of 2010 to be as strong as the first half.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Gross Profit	$77,530	$61,661	$15,869	25.7%
Gross Profit as a percent of sales	29.7%	26.1%
The increase in gross profit as a percentage of sales was primarily due to our cost saving measures put into place in 2009 and productivity improvements we have implemented, as well as better overhead absorption as a result of higher production levels. In 2009, we recorded a $2.2 million adjustment to inventory due to the economic downturn. Had the 2010 foreign exchange rates remained constant when compared to 2009, gross profit would have increased $15.2 million or 24.6%. We expect our full year 2010 gross profit as a percentage of sales to increase when compared to 2009.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$43,187	$41,681	$1,506	3.6%
SG&A as a percent of sales	16.6%	17.6%
SG&A increased due to the reinstatement of certain employee benefits that were temporarily suspended during 2009. However, due to our cost reduction efforts in 2009 that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the year to date period ended July 3, 2010 when compared to the year to date period ended June 27, 2009. During the remainder of 2010, we expect to maintain our SG&A costs through plant consolidations and additional headcount reductions, as well as a focus on maintaining our reduced cost base, offset by the reintroduction of certain temporarily suspended employee benefits.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Restructuring expenses	$1,688	$4,354	$(2,666)	-61.2%

In March 2009, we adopted the 2009 Altra Plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by reducing headcount and consolidating certain facilities. During the year to date period ending July 2, 2010, we recorded $1.7 million of restructuring expenses, of which $1.0 million was related to severance, $0.5 million was related to other restructuring charges, (primarily moving and relocation costs) and $0.2 million related to non-cash impairment charges. We expect to incur between $0.8 million and $1.0 million of additional expenses associated with consolidation of facilities in 2010.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Interest Expense, net	$9,896	$12,589	$(2,693)	-21.4%
Net interest expense decreased due to the lower average outstanding balance of debt in 2010 resulting in a reduction of interest expense and due to the impact of a lower interest rate as a result of our refinancing in late 2009.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Other non-operating loss	$1,022	$1,619	$(597)	-37%
Other non-operating loss in each period primarily relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Year to Date Period Ended
	July 3,	June 27,
	2010	2009	Change	%

Provision for income taxes	$5,749	$172	$5,577	3242%
Provision for income taxes as a % of income from operations before income taxes	31.4%	-97.7%
The 2010 provision for income taxes, as a percentage of income before taxes, was higher than that of 2009, primarily due to increased profitability in 2010. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. These interest charges were classified as non-deductible in the first half of 2009 tax rate and fully deductible in the first half of 2010 tax rate. In the first half of 2010, the Company reversed a valuation allowance against a foreign net operating loss resulting in a tax benefit of $0.5 million.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our senior secured revolving credit facility to borrow up to $50.0 million including letters of credit of which we currently have $9.4 million outstanding. Of this total capacity, we can currently borrow up to an additional $28.1 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
Borrowings

	Amounts in millions
	July 3,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	5.3	5.3
Mortgages	2.3	3.1
Capital leases	1.4	1.8

Total Debt	$219.0	$220.2

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our senior secured revolving credit facility, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at July 3, 2010.
Exchange Offer
On June 28, 2010, the Company commenced an exchange offer to exchange registered notes in denominations of $2,000 and integral multiples of $1,000 principal amount of 8 1/8% Senior Secured Notes due 2016, which have been registered under the Securities Act of 1933, as amended (the “Registered Senior Secured Notes”), for Senior Secured Notes in denominations of $2,000 and integral multiples of $1,000 principal amount of unregistered Senior Secured Notes that were issued in the November, 2009 issuance. The form and terms of the Registered Senior Secured Notes are identical in all material respects to the form and terms of the Senior Secured Notes, except for transfer restrictions, registration rights and additional interest payment provisions relating only to the Senior Secured Notes. The exchange offer expired at 5:00 p.m., New York City time, on July 27, 2010 and, as of that date and time, all of the outstanding unregistered Senior Secured Notes had been exchanged for Registered Senior Secured Notes.

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
As of July 3, 2010, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of July 3, 2010, we had no borrowings and $9.4 million in letters of credit outstanding under the Revolving Credit Agreement.
Net Cash

	July 3,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$58,203	$51,497
Cash and cash equivalents increased $6.7 million in the year to date period ended July 3, 2010.

Cash Flows for year to date period ended July 3, 2010
The primary source of funds provided by operating activities of $20.0 million resulted from cash provided from: (i) net income of $12.6 million; and (ii) the add-back of non-cash depreciation, amortization, stock based compensation, accretion of debt discount, deferred financing costs, non-cash loss on foreign currency offset by a net increase in working capital all totaling $7.4 million. While a variety of factors can influence our ability to project future cash flow, we expect to continue to see positive cash flows from operating activities in the second half of 2010.
Net cash used in investing activities was $8.9 million for the quarter ended July 3, 2010. This resulted from the purchase of manufacturing equipment and investment in the Company’s new global ERP system of $7.7 million and $1.2 million of additional purchase price paid for settlement of contingent consideration related to the acquisition of Hay Hall. We expect to incur between $6.2 million and $7.2 million of capital expenses in 2010.
Net cash used by financing activities was $1.2 million for the year to date period ended July 3, 2010. This resulted primarily from payments of capital lease obligations of $0.4 million, $0.4 million of payments on mortgages, and $0.3 million of shares repurchased due to tax withholding.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs and to fund potential future acquisitions, debt service, capital expenditures, and pension funding. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to December 31, 2009.
Reconciliation of Non-GAAP Financial Measures
As used in this report, non-GAAP sales and gross profit are each calculated using either sales or gross profit that excludes changes in foreign currency exchange rates that management does not consider to be directly related to the Company’s core operating performance. Non-GAAP sales and gross profit are calculated as sales and gross profit, respectively, plus foreign currency translation loss or minus foreign currency translation gain over the applicable period. The Company believes that this presentation of non-GAAP sales and gross profit provides important supplemental information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations.
The following table is a reconciliation of our sales to non-GAAP sales:

	Quarter Ended
	July 3, 2010	June 27, 2009	Change	%

Net Sales	$132,988	$111,877	$21,111	18.9%
Plus: Foreign Currency Translation Loss	$463	—
Adjusted Net Sales	$133,451	$111,877	$21,574	19.3%

	Year to Date Period Ended
	July 3, 2010	June 27, 2009	Change	%

Net Sales	$260,694	$236,417	$24,277	10.3%
Less: Foreign Currency Translation Gain	$2,438	—
Adjusted Net Sales	$258,256	$236,417	$21,839	9.2%

The following table is a reconciliation of our gross profit to non-GAAP gross profit:

	Quarter Ended
	July 3, 2010	June 27, 2009	Change	%

Gross Profit	$40,127	$29,458	$10,669	36.2%
Plus: Foreign Currency Translation Loss	$178	—
Adjusted Gross Profit	$40,305	$29,458	$10,847	36.8%

	Year to Date Period Ended
	July 3, 2010	June 27, 2009	Change	%
Gross Profit	$77,530	$61,661	$15,869	25.7%
Less: Foreign Currency Translation Gain	$695	—
Adjusted Gross Profit	$76,835	$61,661	$15,174	24.6%
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
Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. As of July 3, 2010, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. (Removed and Reserved)
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

ALTRA HOLDINGS, INC.

August 3, 2010	By:	/s/ Carl R. Christenson

		Name:	Carl R. Christenson
		Title	President and Chief Executive Officer

August 3, 2010	By:	/s/ Christian Storch

		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

August 3, 2010	By:	/s/ Todd B. Patriacca

		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.