Form 10-Q
period 2010-10-02
Altra Holdings, Inc.
filed 2010-11-03
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, 26,759,962 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1.	Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	October 2,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,161	$51,497
Trade receivables, less allowance for doubtful accounts of $1,105 and $1,434 at October 2, 2010 and December 31, 2009, respectively	72,124	52,855
Inventories	80,299	71,853
Deferred income taxes	9,274	9,265
Income tax receivable	—	4,754
Assets held for sale	1,484	—
Prepaid expenses and other current assets	3,940	3,647

Total current assets	239,282	193,871

Property, plant and equipment, net	104,268	105,603
Intangible assets, net	70,892	74,905
Goodwill	78,947	78,832
Deferred income taxes	650	679
Other non-current assets, net	11,199	11,309

Total assets	$505,238	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,826	$27,421
Accrued payroll	17,353	12,133
Accruals and other current liabilities	30,512	19,971
Deferred income taxes	7,087	7,275
Current portion of long-term debt	3,356	1,059

Total current liabilities	95,134	67,859

Long-term debt — less current portion and net of unaccreted discount	213,183	216,490
Deferred income taxes	17,169	21,051
Pension liablities	8,358	9,862
Long-term taxes payable	8,883	9,661
Other long-term liabilities	892	1,333
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,454,292 and 26,057,993 issued and outstanding at October 2, 2010 and December 31, 2009, respectively)	26	26
Additional paid-in capital	133,368	132,552
Retained earnings	40,163	21,011
Accumulated other comprehensive income	(11,938)	(14,646)

Total stockholders’ equity	161,619	138,943

Total liabilities and stockholders’ equity	$505,238	$465,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$128,930	$104,766	$389,624	$341,183
Cost of sales	90,289	76,194	273,453	250,950

Gross profit	38,641	28,572	116,171	90,233

Operating expenses:
Selling, general and administrative expenses	22,804	19,290	65,991	60,971
Research and development expenses	1,746	1,508	5,156	4,569
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Restructuring costs	510	1,006	2,198	5,360
Loss on disposal of assets	—	516	—	516

	25,060	22,320	73,345	69,949

Income from operations	13,581	6,252	42,826	20,284

Other non-operarting income and expense:
Interest expense, net	4,838	6,290	14,734	18,879
Other non-operating (income) expense, net	(272)	(371)	750	1,248

	4,566	5,919	15,484	20,127

Income before income taxes	9,015	333	27,342	157
Provision (benefit) for income taxes	2,441	(315)	8,190	(143)

Net income	$6,574	$648	$19,152	$300

Consolidated Statement of Comprehensive Income
Minimum pension liability adjustment	$(185)	$—	$(515)	$—
Foreign currency translation adjustment	12,066	847	3,223	9,102

Comprehensive income	$18,455	$1,495	$21,860	$9,402

Weighted average shares, basic	26,414	25,961	26,364	25,940
Weighted average shares, diluted	26,495	26,213	26,477	26,112

Net income per share:
Basic	$0.25	$0.02	$0.73	$0.01
Diluted	$0.25	$0.02	$0.72	$0.01
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to date ended
	October 2, 2010	September 26, 2009
	(Unaudited)
Cash flows from operating activities
Net income	$19,152	$300
Adjustments to reconcile net income to net cash flows:
Depreciation	12,315	12,547
Amortization of intangible assets	3,713	4,137
Amortization and write-offs of deferred financing costs	536	1,560
Loss on foreign currency, net	270	1,092
Accretion of debt discount, net	225	621
Fixed asset impairment/disposal	441	2,563
Other post employment benefit plan settlement gain	—	(1,467)
Stock-based compensation	1,670	2,273
Changes in assets and liabilities:
Trade receivables	(18,798)	13,025
Inventories	(8,687)	27,626
Accounts payable and accrued liabilities	27,429	(11,929)
Other current assets and liabilities	(752)	71
Other operating assets and liabilities	(186)	(365)

Net cash provided by operating activities	37,328	52,054

Cash flows from investing activities
Purchase of property, plant and equipment	(12,725)	(5,105)
Additional purchase price paid for acquisition	(1,177)	—

Net cash used in investing activities	(13,902)	(5,105)

Cash flows from financing activities
Payment on 11 1/4% Old Senior Notes	—	(4,950)
Payment on 9% Old Senior Secured Notes	—	(22,200)
Payments on Old Revolving Credit Agreement	—	(3,000)
Payment of issuance costs on 8 1/8% Senior Secured Notes	(265)	—
Proceeds from additional borrowings under existing mortgage	—	1,467
Shares surrendered for tax withholdings	(854)	(259)
Payment on mortgages	(481)	(524)
Payment on capital leases	(563)	(614)

Net cash used in financing activities	(2,163)	(30,080)

Effect of exchange rate changes on cash and cash equivalents	(599)	2,998

Net change in cash and cash equivalents	20,664	19,867
Cash and cash equivalents at beginning of year	51,497	52,073

Cash and cash equivalents at end of period	$72,161	$71,940

Cash paid during the period for:
Interest	$9,676	$12,419
Income taxes	$1,210	$1,033
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including necessary to present fairly the Company’s financial position as of October 2, 2010 and December 31, 2009, and results of operations and cash flows for the quarters and year to date periods ended October 2, 2010 and September 26, 2009.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes was $210.0 million at each of October 2, 2010 and December 31, 2009. The estimated fair value of the 8 1/8% Senior Secured Notes at October 2, 2010 and December 31, 2009 was $220.5 million and $215.5 million, respectively, based on quoted market prices for such notes.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Net income	$6,574	$648	$19,152	$300

Shares used in net income per common share — basic	26,414	25,961	26,364	25,940

Incremental shares of unvested restricted common stock	81	252	113	172

Shares used in net income per common share — diluted	26,495	26,213	26,477	26,112

Earnings per share:
Basic	$0.25	$0.02	$0.73	$0.01
Diluted	$0.25	$0.02	$0.72	$0.01
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at October 2, 2010 and December 31, 2009 consisted of the following:

	October 2,	December 31,
	2010	2009
Raw materials	$31,625	$28,539
Work in process	15,203	13,711
Finished goods	33,471	29,603

Inventories	$80,299	$71,853

Approximately 14% of total inventories were valued using the LIFO method as of October 2, 2010 and approximately 13% of total inventories were valued using the LIFO method as of December 31, 2009. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended October 2, 2010 and September 26, 2009. The Company recorded a $0.2 million adjustment and $1.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended October 2, 2010 and September 26, 2009, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2009 through October 2, 2010 were as follows:

2010
Gross goodwill balance as of January 1	$110,642
Adjustments related to additional purchase price paid	532
Impact of changes in foreign currency	(417)

Gross goodwill balance as of October 2	110,757

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of October 2	(31,810)

Net goodwill balance October 2, 2010	$78,947

Other intangible assets as of October 2, 2010 and December 31, 2009 consisted of the following:

	October 2, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	22,732	62,038	19,655
Product technology and patents	5,435	4,695	5,435	4,059
Impact of changes in foreign currency	116	—	416	—

Total intangible assets	$98,319	$27,427	$98,619	$23,714

The Company recorded $1.4 million of amortization expense in each of the quarters ended October 2, 2010 and September 26, 2009, and recorded $3.7 million and $4.1 million of amortization expense in the year to date periods ended October 2, 2010 and September 26, 2009 respectively.
The estimated amortization expense for intangible assets is approximately $1.4 million for the remainder of 2010, $5.5 million in each of the next four years and then $16.6 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Warranty Costs
The contractual warranty period generally ranges from three months to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended October 2, 2010 and September 26, 2009 are as follows:

	October 2,	September 26,
	2010	2009

Balance at beginning of period	$4,047	$4,254
Accrued current period warranty expense	1,041	1,100
Payments	(1,186)	(1,199)

Balance at end of period	$3,902	$4,155

8. Assets Held for Sale
In June 2010, the Company entered into a purchase and sale agreement for the Company’s facility in Chattanooga, Tennessee. The sale contemplated by the June 2010 purchase and sale agreement was never consummated and the agreement was terminated. In October 2010, the Company entered into a new purchase and sale agreement for the facility. The Company recorded a $0.1 million impairment of the Chattanooga facility in the quarter ended October 2, 2010. The Company estimated the fair value based on the quoted price listed in the purchase and sale agreement (level 2). The building is classified as an asset held for sale and the associated debt of $2.3 million is classified as current in the condensed consolidated balance sheet.
9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended October 2, 2010 and September 26, 2009 were based upon management’s best estimate of the effective tax rate for the entire year. The 2010 provision for income taxes, as a percentage of income before taxes, was higher than that of 2009, primarily due to increased overall profitability in 2010 partially offset by favorable discrete tax benefits recognized in the third quarter of 2010. Additionally, during the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. The Company recorded a cumulative adjustment for the increased interest deduction during the third quarter of 2009. During 2010, the interest benefit is being recognized ratably throughout the year.
At October 2, 2010, the Company had $8.9 million of unrecognized tax benefits. We do not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2009 and October 2, 2010, the Company had $3.5 million and $3.7 million of accrued interest and penalties, respectively. The Company accrued $0.2 million of interest and no penalties during the year to date period ended October 2, 2010.
During the third quarter 2010, the Company determined that it had not recognized in other comprehensive income the deferred tax impact of the unrealized gains and losses on foreign exchange translation related to an inter-company loan. As a result, the net deferred tax liability was over-stated and the cumulative foreign currency translation adjustment was under-stated by $4.0 million at December 31, 2009 and $4.5 million at July 3, 2010. Additionally, the currency translation adjustment included in the statement of comprehensive income was overstated by $1.0 million for the year to date period ended September 26, 2009. This non-cash adjustment did not impact any prior statements of operations, and the Company determined that the amounts were not material to total assets, liabilities, and stockholders’ equity. The correction of the balances was made in the third quarter 2010 by increasing other comprehensive income by $4.1 million with an offset to deferred tax which also included the third quarter activity.

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
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and the year to date periods ended October 2, 2010 and September 26, 2009:

	Quarter Ended
	Pension Benefits		Other Benefits
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost	$50	$5	$1	$32
Interest cost	334	267	4	69
Expected return on plan assets	(309)	(300)	—	—
Amortization of prior service income	—	—	(172)	(244)
Amortization of net gain	—	—	(40)	(33)

Net periodic benefit cost (income)	$75	$(28)	$(207)	$(176)

	Year to Date Ended
	Pension Benefits		Other Benefits
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost	$50	$37	$2	$38
Interest cost	962	997	17	107
Expected return on plan assets	(919)	(954)	—	—
Amortization of prior service income	—	—	(515)	(732)
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Amortization of net gain	—	—	(121)	(47)

Net periodic benefit cost (income)	$93	$80	$(617)	$(2,101)

There were no required contributions in 2010, however, the Company made $1.6 million of supplemental payments to the pension plan in the year to date period ended October 2, 2010.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
11. Debt
Outstanding debt obligations at October 2, 2010 and December 31, 2009 were as follows:

	Amounts in millions
	October 2,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,495	3,144
Capital leases	1,226	1,821

Total debt	219,021	220,265
Less: debt discount, net of accretion	(2,482)	(2,716)

Total long-term debt, net of unaccreted discount	$216,539	$217,549

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) that mature December 2016. The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the new senior secured credit facility (“Revolving Credit Agreement”), on substantially all of the Company’s assets and those of its domestic subsidiaries. Interest on the Senior Secured Notes is payable semiannually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes is 8.75% after consideration of the $6.8 million of deferred financing costs. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets.
Tender Offer
The Company used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem the 9% Senior Secured Notes (the “Old Senior Secured Notes”). On November 10, 2009, Altra Industrial commenced a cash tender offer to repurchase any and all of its outstanding Old Senior Secured Notes as of the date thereof at a price equal to $1,000 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, Altra Industrial redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, Altra Industrial satisfied and discharged all of its obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer. On December 10, 2009, Altra Industrial redeemed all of the Old Senior Secured Notes that remained outstanding following the consummation of the tender offer.
Refinancing Transaction
Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement, which provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility (the “Old TB Wood’s Revolving Credit Agreement”). There were no borrowings under the Revolving Credit Agreement at October 2, 2010, however, the lender had issued $9.4 million of outstanding letters of credit on behalf of the Company.

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
Overdraft Agreements
Certain of the Company’s foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of October 2, 2010 or December 31, 2009 under any of the overdraft agreements.
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
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of October 2, 2010) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Chattanooga asset is classified as an asset held for sale at October 2, 2010 and the associated debt is classified as current in the condensed consolidated financial statements.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage. As of October 2, 2010 the mortgage has a remaining principal of €1.8 million or $2.5 million, and an interest rate of 3.5% and is payable in monthly installments over 15 years.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended October 2, 2010 and September 26, 2009 was $1.7 million and $2.3 million, respectively. Compensation expense recorded during the quarter to date periods ended October 2, 2010 and September 26, 2009 was $0.5 million and $0.7 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended October 2, 2010:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested January 1, 2010	560,081	$6.55
Shares granted	209,405	10.52
Shares forfeited	(4,817)	9.55
Shares for which restrictions lapsed	(461,383)	6.05

Restricted shares unvested October 2, 2010	303,286	$10.01

Total remaining unrecognized compensation cost was $2.8 million as of October 2, 2010, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended October 2, 2010 was $6.0 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
13. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the quarters ended October 2, 2010 and September 26, 2009.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

North America (primarily U.S.)	$94,335	$74,592	$286,716	$247,921
Europe	26,629	23,536	81,204	75,046
Asia and other	7,966	6,638	21,704	18,216

Total	$128,930	$104,766	$389,624	$341,183

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at October 2, 2010 and December 31, 2009 were $86.2 million and $76.8 million, respectively.
14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of October 2, 2010 and December 31, 2009, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.
The Company is indemnified under the terms of certain acquisition agreements for certain pre-existing matters up to agreed upon limits.
15. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan is intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense was $2.2 million and $5.4 million for the year to date periods ended October 2, 2010 and September 26, 2009, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Company’s restructuring expense, by major component for the year to date periods ended October 2, 2010 and September 26, 2009, respectively, were as follows:

	Year to Date Ended	Year to Date Ended
	October 2, 2010	September 26, 2009
	2009 Altra	2009 Altra
	Plan	Plan

Expenses
Severance	$1,159	$3,159
Moving and relocation	413	—
Other cash expenses	395	154

Total cash expenses	1,967	3,313

Non-cash asset impairment and loss on sale of fixed asset	231	2,047

Total restructuring expenses	$2,198	$5,360

The following is a reconciliation of the accrued restructuring costs between December 31, 2009 and October 2, 2010:

2009 Altra Plan

Balance at December 31, 2009	$915
Cash restructuring expense incurred	1,967
Cash payments	(2,488)

Balance at October 2, 2010	$394

The total restructuring reserve as of October 2, 2010 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the condensed consolidated balance sheet. As of October 2, 2010, the Company has incurred $9.5 million of cumulative expense related to the 2009 Altra Plan. The Company also expects to incur between $0.3 million and $0.5 million of additional expenses associated with the consolidation of facilities under the 2009 Altra Plan in the remainder of 2010.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
October 2, 2010

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,283	$32,878	$—	$72,161
Trade receivables, less allowance for doubtful accounts	—	46,064	26,060	—	72,124
Loans receivable from related parties	216,228	—	—	(216,228)	—
Inventories	—	56,080	24,219	—	80,299
Deferred income taxes	—	9,087	187	—	9,274
Income tax receivable	—	—	—	—	—
Assests held for sale	—	1,484	—	—	1,484
Prepaid expenses and other current assets	—	2,215	1,725	—	3,940

Total current assets	216,228	154,213	85,069	(216,228)	239,282

Property, plant and equipment, net	—	74,899	29,369	—	104,268
Intangible assets, net	—	55,346	15,546	—	70,892
Goodwill	—	58,015	20,932	—	78,947
Deferred income taxes	—	—	650	—	650
Investment in subsidiaries	152,386	—	—	(152,386)	—
Other non-current assets	6,197	4,903	99	—	11,199

Total assets	$374,811	$347,376	$151,665	$(368,614)	$505,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$24,770	$12,056	$—	$36,826
Accrued payroll	—	11,223	6,130	—	17,353
Accruals and other current liabilities	5,688	14,774	6,073	—	26,535
Deferred income taxes	—	—	7,087	—	7,087
Taxes payable	—	342	3,635	—	3,977
Current portion of long-term debt	—	2,981	375	—	3,356
Loans payable to related parties	—	194,882	21,346	(216,228)	—

Total current liabilities	5,688	248,972	56,702	(216,228)	95,134

Long-term debt — less current portion and net of unacreted discount	207,504	3,466	2,213	—	213,183
Deferred income taxes	—	13,812	3,357	—	17,169
Pension liablities	—	5,258	3,100	—	8,358
Long-term taxes payable	—	8,883	—	—	8,883
Other long-term liabilities	—	773	119	—	892
Total stockholders’ equity	161,619	66,212	86,174	(152,386)	161,619

Total liabilities and stockholders’ equity	$374,811	$347,376	$151,665	$(368,614)	$505,238

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Condensed Consolidating Balance Sheet
December 31, 2009

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$19,744	$31,752	$—	$51,497
Trade receivables, less allowance for doubtful accounts	—	33,966	18,889	—	52,855
Loans receivable from related parties	214,583	—	—	(214,583)	—
Inventories	—	50,931	20,922	—	71,853
Deferred income taxes	—	9,087	178	—	9,265
Assets held for sale	—	—	—	—	—
Income tax receivable	1,192	3,308	254	—	4,754
Prepaid expenses and other current assets	—	2,309	1,338	—	3,647

Total current assets	215,776	119,345	73,333	(214,583)	193,871

Property, plant and equipment, net	—	74,559	31,044	—	105,603
Intangible assets, net	—	58,392	16,513	—	74,905
Goodwill	—	58,015	20,817	—	78,832
Deferred income taxes	—	—	679	—	679
Investment in subsidiaries	125,792	—	—	(125,792)	—
Other non-current assets	6,394	4,816	99	—	11,309

Total assets	$347,962	$315,127	$142,485	$(340,375)	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$18,156	$9,189	$—	$27,421
Accrued payroll	—	7,415	4,718	—	12,133
Accruals and other current liabilities	1,659	10,711	7,601	—	19,971
Deferred income taxes	—	—	7,275	—	7,275
Current portion of long-term debt	—	650	409	—	1,059
Loans payable to related parties	—	187,611	26,972	(214,583)	—

Total current liabilities	1,735	224,543	56,164	(214,583)	67,859

Long-term debt — less current portion and net of unaccreted discount and premium	207,284	6,267	2,939	—	216,490
Deferred income taxes	—	17,876	3,175	—	21,051
Pension liablities	—	6,633	3,229	—	9,862
Long-term taxes payables	—	9,661	—	—	9,661
Other long-term liabilities	—	1,177	156	—	1,333
Total stockholders’ equity	138,943	48,970	76,822	(125,792)	138,943

Total liabilities and stockholders’ equity	$347,962	$315,127	$142,485	$(340,375)	$465,199

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$293,134	$125,836	$(29,346)	$389,624
Cost of sales	—	215,547	87,252	(29,346)	273,453

Gross profit	—	77,587	38,584	—	116,171
Selling, general and administrative expenses	46	44,916	21,029	—	65,991
Research and development expenses	—	3,091	2,065	—	5,156
Restructuring costs	—	1,207	991	—	2,198

Income (loss) from operations	(46)	28,373	14,499	—	42,826
Interest expense, net	13,526	1,083	125	—	14,734
Other non-operating expense, net	—	764	(14)	—	750
Equity in earnings of subsidiaries	26,594	—	—	(26,594)	—

Income before income taxes	13,022	26,526	14,388	(26,594)	27,342
Provision (benefit) for income taxes	(6,130)	9,284	5,036	—	8,190

Net income	$19,152	$17,242	$9,352	$(26,594)	$19,152

Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended September 26, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252,335	$110,847	$(21,999)	$341,183
Cost of sales	—	192,110	80,839	(21,999)	250,950

Gross profit	—	60,225	30,008	—	90,233
Selling, general and administrative expenses	—	38,145	22,826	—	60,971
Research and development expenses	—	2,872	1,697	—	4,569
Other post employment benefit plan settlement	—	(1,467)	—	—	(1,467)
Restructuring costs	—	3,122	2,238	—	5,360
Loss on disposal of assets	—	120	396	—	516

Income from operations	—	17,433	2,851	—	20,284
Interest expense, net	—	18,806	73	—	18,879
Other non-operating expense, net	—	576	672	—	1,248
Equity in earnings of subsidiaries	300	—	—	(300)	—

Income (loss) before income taxes	300	(1,949)	2,106	(300)	157
Provision (benefit) for income taxes	—	(1,069)	926	—	(143)

Net income (loss)	$300	$(880)	$1,180	$(300)	$300

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$96,652	$42,156	$(9,878)	$128,930
Cost of sales	—	70,207	29,960	(9,878)	90,289

Gross profit	—	26,445	12,196	—	38,641
Selling, general and administrative expenses	—	15,702	7,102	—	22,804
Research and development expenses	—	1,043	703	—	1,746
Restructuring costs	—	229	281	—	510

Income from operations	—	9,471	4,110	—	13,581
Interest expense, net	4,465	359	14	—	4,838
Other non-operating (income) expense, net	—	638	(910)	—	(272)
Equity in earnings of subsidiaries	8,762	—	—	(8,762)	—

Income before income taxes	4,297	8,474	5,006	(8,762)	9,015
Provision (benefit) for income taxes	(2,277)	2,966	1,752	—	2,441

Net income	$6,574	$5,508	$3,254	$(8,762)	$6,574

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended September 26, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$75,377	$37,206	$(7,817)	$104,766
Cost of sales	—	56,971	27,040	(7,817)	76,194

Gross profit	—	18,406	10,166	—	28,572
Selling, general and administrative expenses	—	11,885	7,405	—	19,290
Research and development expenses	—	909	599	—	1,508
Restructuring costs	—	983	23	—	1,006
Loss on disposal of assets	—	120	396	—	516

Income from operations	—	4,509	1,743	—	6,252
Interest expense, net	—	6,290	—	—	6,290
Other non-operating (income) expense, net	—	180	(551)	—	(371)
Equity in earnings of subsidiaries	648	—	—	(648)	—

Income (loss) before income taxes	648	(1,961)	2,294	(648)	333
Provision (benefit) for income taxes	—	(1,310)	995		(315)

Net income (loss)	$648	$(651)	$1,299	$(648)	$648

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$19,152	$17,242	$9,352	$(26,594)	$19,152
Undistributed equity in earnings of subsidiaries	(26,594)	—	—	26,594	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	9,521	2,794	—	12,315
Amortization of intangible assets	—	3,046	667	—	3,713
Amortization and write-offs of deferred loan costs	536	—	—	—	536
Loss on foreign currency, net	—	—	270	—	270
Accretion of debt discount	225	—	—	—	225
Loss on disposal of assets	—	92	349	—	441
Stock-based compensation	—	1,670	—	—	1,670
Changes in assets and liabilities:				—	—
Trade receivables	—	(11,409)	(7,389)	—	(18,798)
Inventories	—	(5,148)	(3,539)	—	(8,687)
Accounts payable and accrued liabilities	5,145	15,287	6,997	—	27,429
Other current assets and liabilities	—	(352)	(400)	—	(752)
Other operating assets and liabilities	—	(86)	(100)	—	(186)

Net cash provided by operating activities	(1,536)	29,863	9,001	—	37,328

Cash flows used in investing activities
Purchase of fixed assets	—	(10,570)	(2,155)	—	(12,725)
Contingent consideration payment	—	(645)	(532)	—	(1,177)

Net cash used in investing activities	—	(11,215)	(2,687)	—	(13,902)

Cash flows from financing activities
Payment of debt issuance costs	(265)	—	—	—	(265)
Shares surrendered for tax withholdings	(854)	—	—	—	(854)
Payments on mortgages	—	—	(481)	—	(481)
Change in affiliate debt	2,654	1,361	(4,015)	—	—
Payment on capital leases	—	(470)	(93)	—	(563)

Net cash provided by (used in) financing activities	1,535	891	(4,589)	—	(2,163)

Effect of exchange rate changes on cash and cash equivalents	—	—	(599)	—	(599)

Net change in cash and cash equivalents	(1)	19,539	1,126	—	20,664
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$—	$39,283	$32,878	$—	$72,161

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended September 26, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$300	$(880)	$1,180	$(300)	$300
Undistributed equity in earnings of subsidiaries	(300)	—	—	300	—
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	—	9,065	3,482	—	12,547
Amortization of intangibles and deferred loan costs	—	4,659	1,038	—	5,697
Gain on foreign currency, net	—	270	822	—	1,092
Accretion of debt discount and premium, net	—	621	—	—	621
Fixed asset impairment/disposal	—	1,703	860	—	2,563
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock-based compensation	—	2,273	—	—	2,273
Changes in assets and liabilities:
Trade receivables	—	5,950	7,075	—	13,025
Inventories	—	21,150	6,476	—	27,626
Accounts payable and accrued liabilities	—	(4,927)	(7,002)	—	(11,929)
Other current assets and liabilities	—	472	(401)	—	71
Other operating assets and liabilities	—	(204)	(161)	—	(365)

Net cash provided by operating activities	—	38,685	13,369	—	52,054

Cash flows from investing activities
Purchase of fixed assets	—	(4,224)	(881)	—	(5,105)

Net cash used in investing activities	—	(4,224)	(881)	—	(5,105)

Cash flows from financing activities
Payments on11 1/4% Senior Notes	—	(4,950)	—	—	(4,950)
Payments on 9% Senior Secured Notes	—	(22,200)	—	—	(22,200)
Payments on Revolving Credit Agreement	—	(3,000)	—	—	(3,000)
Proceeds from additional borrowings under an existing mortgage	—	—	1,467	—	1,467
Shares surrendered for tax withholdings	(259)	—	—	—	(259)
Net payments to Parent	—	(259)		259	—
Payments on capital leases	—	(478)	(136)	—	(614)
Payments on mortgages	—	—	(524)	—	(524)
Change in affiliate debt	259	7,608	(7,608)	(259)	—

Net cash used in financing activities	—	(23,279)	(6,801)	—	(30,080)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,998	—	2,998

Net change in cash and cash equivalents	—	11,182	8,685	—	19,867
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$35,614	$36,325	$—	$71,940

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt leverage;

•	the effects of intense competition in the markets in which we operate;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	the Company’s ability to implement the 2009 Altra Plan to improve operational efficiency;

•	the Company’s ability to manage expenses associated with the consolidation of facilities;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that could result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that could influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock price;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In the last quarter of 2010, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on executing on plant consolidations and maintaining a reduced cost base. Among other items, we expect our growth initiatives in 2010 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.
During 2010, while it appears that inventory reduction efforts previously executed by our customers have declined significantly, it does not appear that our customers are building inventory. As a result, we believe the majority of our sales increase was due to improvement in end market demand.
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

Results of Operations

	Quarter Ended		Year to Date Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$128,930	$104,766	$389,624	$341,183
Cost of sales	90,289	76,194	273,453	250,950

Gross profit	38,641	28,572	116,171	90,233
Gross profit percentage	29.97%	27.27%	29.82%	26.45%
Selling, general and administrative expenses	22,804	19,290	65,991	60,971
Research and development expenses	1,746	1,508	5,156	4,569
Other post employment benefit plan settlement gain	—	—	—	(1,467)
Restructuring costs	510	1,006	2,198	5,360
Loss on disposal of assets	—	516	—	516

Income from operations	13,581	6,252	42,826	20,284
Interest expense, net	4,838	6,290	14,734	18,879
Other non-operating (income) expense, net	(272)	(371)	750	1,248

Income before income taxes	9,015	333	27,342	157
Provision (benefit) for income taxes	2,441	(315)	8,190	(143)

Net income	$6,574	$648	$19,152	$300

Quarter Ended October 2, 2010 compared with Quarter Ended September 26, 2009
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Net sales	$128,930	$104,766	$24,164	23.1%
The majority of the increase in sales during the third quarter of 2010 is due to improvements in the end markets we serve. We expect that demand at our early-cycle markets will remain strong and that we will continue to see improvement from most of our late-cycle markets during the remainder of 2010. Had the 2010 foreign exchange rates remained constant when compared to 2009, sales would have increased $25.6 million or 24.5%. We expect to see continued increases in sales in 2010 compared to 2009, and expect the run rate for the fourth quarter of 2010 to be consistent with the third quarter 2010.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Gross Profit	$38,641	$28,572	$10,069	35.2%
Gross Profit as a percent of sales	30.0%	27.3%
The increase in gross profit as a percentage of sales was primarily due to cost saving measures put into place in 2009, productivity improvements we have implemented, as well as better overhead absorption as a result of higher production levels. Had the 2010 foreign exchange rates remained constant when compared to 2009, gross profit would have increased $10.5 million or 36.7%. We expect our full year 2010 gross profit as a percentage of sales to increase when compared to 2009.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$22,804	$19,290	$3,514	18.2%
SG&A as a percent of sales	17.7%	18.4%
SG&A increased due to the reinstatement of certain employee benefits that were temporarily suspended during 2009 and the unfavorable impact of changes in foreign currency exchange rates. However due to our cost reduction efforts in 2009 that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the third quarter of 2010 when compared to 2009. During the remainder of 2010, we expect to maintain our SG&A costs through plant consolidations, as well as a focus on maintaining our reduced cost base, offset by the reintroduction of certain temporarily suspended employee benefits.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Restructuring expenses	$510	$1,006	$(496)	-49.3%
In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by consolidating certain facilities. During the third quarter 2010, we recorded $0.5 million of restructuring expenses, of which $0.2 million was related to severance, and $0.3 million was related to other restructuring charges, (primarily moving and relocation costs). We expect to incur between $0.3 million and $0.5 million of additional expenses associated with the consolidation of facilities in 2010.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Interest Expense, net	$4,838	$6,290	$(1,452)	-23.1%
Net interest expense decreased due to the lower average outstanding balance of debt in 2010 resulting in a reduction of interest expense and due to the impact of a lower interest rate as a result of our refinancing in late 2009.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Other non-operating income, net	$(272)	$(371)	$99	-26.7%

Other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Provision (benefit) for income taxes	$2,441	$(315)	$2,756	-874.9%
Provision (benefit) for income taxes as a % of income from operations before income taxes	27.1%	-94.6%
The 2010 provision for income taxes, as a percentage of income before taxes, was higher than that of 2009, primarily due to increased overall profitability in 2010. Additionally, during the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. The Company recorded a cumulative adjustment for the increased interest deduction during the third quarter of 2009. During 2010, the interest benefit is being recognized ratably throughout the year.
In addition, the Company recorded discrete tax benefits in the third quarter of 2010 for a reduction in deferred tax liabilities due to a decrease in the tax rate in certain foreign jurisdictions and a reduction in the unrecognized tax benefits due to expiration of certain statute of limitations. Collectively, the impact of these discrete items decreased the Company’s effective tax rate by 6.0%.
Year to Date Period Ended October 2, 2010 compared with the Year to Date Period Ended September 26, 2009
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Net sales	$389,624	$341,183	$48,441	14.2%
The majority of the increase in sales during 2010 is due to improvements in the end markets we serve. We expect that demand at our early-cycle markets will remain strong and that we will continue to see improvement from most of our late-cycle markets during the remainder of 2010. Had the 2010 foreign exchange rates remained constant when compared to 2009, sales would have increased $47.3 million or 13.9%. We expect to see continued increases in sales for the rest of 2010 compared to 2009, consistent with the third quarter 2010 run rate.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Gross Profit	$116,171	$90,233	$25,938	28.7%
Gross Profit as a percent of sales	29.8%	26.4%

The increase in gross profit as a percentage of sales was primarily due to our cost saving measures put into place in 2009 and productivity improvements we have implemented, as well as better overhead absorption as a result of higher production levels. In 2009, we recorded a $2.2 million adjustment to inventory due to the economic downturn. Had the 2010 foreign exchange rates remained constant when compared to 2009, gross profit would have increased $25.7 million or 28.4%. We expect our full year 2010 gross profit as a percentage of sales to increase when compared to 2009.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$65,991	$60,971	$5,020	8.2%
SG&A as a percent of sales	16.9%	17.9%
SG&A increased due to the reinstatement of certain employee benefits that were temporarily suspended during 2009 and the unfavorable impact of changes in foreign currency exchange rates. However, due to our cost reduction efforts in 2009 that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the year to date period ended October 2, 2010 when compared to the year to date period ended September 26, 2009. During the remainder of 2010, we expect to maintain our SG&A costs through plant consolidations, as well as a focus on maintaining our reduced cost base, offset by the reintroduction of certain temporarily suspended employee benefits.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Restructuring expenses	$2,198	$5,360	$(3,162)	-59.0%
In March 2009, we adopted the 2009 Altra Plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by consolidating certain facilities. During the year to date period ending October 2, 2010, we recorded $2.2 million of restructuring expenses, of which $1.2 million was related to severance, $0.8 million was related to other restructuring charges, (primarily moving and relocation costs) and $0.2 million related to non-cash impairment charges. We expect to incur between $0.3 million and $0.5 million of additional expenses associated with consolidation of facilities in the remainder of 2010.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Interest Expense, net	$14,734	$18,879	$(4,145)	-22.0%

Net interest expense decreased due to the lower average outstanding balance of debt in 2010 resulting in a reduction of interest expense and due to the impact of a lower interest rate as a result of our refinancing in late 2009.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Other non-operating loss	$750	$1,248	$(498)	-40%
Other non-operating loss in each period primarily relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Provision (benefit) for income taxes	$8,190	$(143)	$8,333	-5827%
Provision (benefit) for income taxes as a % of income from operations before income taxes	30.0%	-91.1%
The 2010 provision for income taxes, as a percentage of income before taxes, was higher than that of 2009, primarily due to increased profitability in 2010. Additionally, during the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority allowing the Company to fully deduct certain interest charges. The effect of the tax benefit on the rate in 2009 is greater than 2010 due to lower pre-tax income in 2009. In 2009, the Company also benefitted from the research and development tax credit in the United States which expired at the end of 2009.
In addition, the Company recorded discrete tax benefits in the third quarter of 2010 for a reduction in deferred tax liabilities due to a decrease in the tax rate in certain foreign jurisdictions, a reduction in the unrecognized tax benefits due to expiration of certain statute of limitations and, a reversal of a valuation allowance. Collectively, the impact of these discrete items decreased the Company’s effective tax rate by 5.0%.
Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our Revolving Credit Agreement to borrow up to approximately $50.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $9.4 million outstanding. Of this total capacity, we can currently borrow up to an additional $28.1 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	October 2,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	5.3	5.3
Mortgages	2.5	3.1
Capital leases	1.2	1.8

Total Debt	$219.0	$220.2

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at October 2, 2010
Exchange Offer
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
As of October 2, 2010, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of October 2, 2010, we had no borrowings and $9.4 million in letters of credit outstanding under the Revolving Credit Agreement.
Cash and Cash Equivalents

	October 2,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$72,161	$51,497
Cash and cash equivalents increased $20.7 million in the year to date period ended October 2, 2010.
Cash Flows for year to date period ended October 2, 2010
The primary source of funds provided by operating activities of $37.3 million resulted from cash provided from: (i) net income of $19.2 million; and (ii) the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, non-cash loss on foreign currency non-cash impairment charges totaling $19.1 million and (iii) offset by a net increase in working capital totaling $1.0 million. While a variety of factors can influence our ability to project future cash flow, we expect to continue to see positive cash flows from operating activities in the fourth quarter of 2010.
Net cash used in investing activities was $13.9 million for the year to date period ended October 2, 2010. This resulted from the purchase of manufacturing equipment and investment in the Company’s new global ERP system all totaling $12.7 million and $1.2 million of additional purchase price paid for settlement of contingent consideration related to the acquisition of Hay Hall. We expect to incur between $3.0 million and $5.0 million of additional capital expenses in 2010.
Net cash used by financing activities was $2.2 million for the year to date period ended October 2, 2010. This resulted primarily from payments of capital lease obligations of $0.6 million, $0.5 million of payments on mortgages, $0.2 million additional costs associated with the issuance of the Senior Secured Notes, and $0.9 of shares surrendered for tax withholding.

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
The following table is a reconciliation of our sales to non-GAAP sales:

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Net Sales	$128,930	$104,766	$24,164	23.1%
Plus: Foreign Currency Translation Loss	$1,452	—
Adjusted Net Sales	$130,382	$104,766	$25,616	24.5%

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Net Sales	$389,624	$341,183	$48,441	14.2%
Less: Foreign Currency Translation Gain	$(1,181)	—
Adjusted Net Sales	$388,443	$341,183	$47,260	13.9%
The following table is a reconciliation of our gross profit to non-GAAP gross profit:

	Quarter Ended
	October 2,	September 26,
	2010	2009	Change	%

Gross Profit	$38,641	$28,572	$10,069	35.2%
Plus: Foreign Currency Translation Loss	$404	—
Adjusted Gross Profit	$39,045	$28,572	$10,473	36.7%

	Year to Date Period Ended
	October 2,	September 26,
	2010	2009	Change	%

Gross Profit	$116,171	$90,233	$25,938	28.7%
Less: Foreign Currency Translation Gain	$(285)	—
Adjusted Gross Profit	$115,886	$90,233	$25,653	28.4%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of October 2, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of October 2, 2010, our disclosure controls and procedures are effective at a reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the three months ended October 2, 2010.

Approximate
			Total Number of	Dollar Value of
	Total Number	Weighted Average	Shares Purchased as	Shares that may be
	of Shares	Price Paid per	Part of a Publicly	Purchased under
Period	Purchased (1)	Share	Announced Program	the Program
July 4, 2010 to July 31, 2010	—	$—	—	$—
August 1, 2010 to August 28, 2010	30,033	14.37	—	—
August 29, 2010 to October 2, 2010	10,908	$12.87	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

November 3, 2010	By:	/s/ Carl R. Christenson

		Name:	Carl R. Christenson
		Title	President and Chief Executive Officer

November 3, 2010	By:	/s/ Christian Storch

		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

November 3, 2010	By:	/s/ Todd B. Patriacca

		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.