Form 10-K
period 2010-12-31
Altra Holdings, Inc.
filed 2011-02-28
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2010) was approximately $320.3 million.

As of February 28, 2011, there were 26,866,698 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K into
Document	which Incorporated

Altra Holdings, Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 52 subsidiaries. The following chart illustrates a summary of our corporate structure:

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation, and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, belted drives, couplings, engineered bearing assemblies, linear components, electronic drives and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2010, we had net sales of $520.2 million and net income of $24.5 million.

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

Our internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, the largest stockholder of Altra Holdings at the time, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and Kilian and its subsidiaries were transferred to Altra Industrial.

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

Initial Public Offering

In December 2006, the Company completed an initial public offering. The Company offered 3,333,334 of its own shares of common stock, $0.001 par value per share. In addition, selling stockholders offered 6,666,666 shares of common stock. Proceeds to the Company after the underwriting discount were $41.9 million.

Secondary Public Offering

In June 2007, we completed a secondary public offering of 12,650,000 shares of our common stock, which included 1,650,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at closing. We received proceeds of $48.9 million, net of issuance costs. In the offering, we sold 3,178,494 shares of common stock and certain selling stockholders sold 9,471,506 shares of common stock.

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $31.8 billion in 2010. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $16.1 billion market in the United States in 2010.

The global MPT market is highly fragmented, with over 1,000 small manufacturers. While smaller companies tend to focus on regional niche markets with narrow product lines, larger companies that generate annual sales of over $100 million generally offer a much broader range of products and have global capabilities. Buyers of MPT products are broadly diversified across many sectors of the economy and typically place a premium on factors such as quality, reliability, availability and design and application engineering support. We believe the most successful industry participants are those that leverage their distribution network, their products’ reputations for quality and reliability and their service and technical support capabilities to maintain attractive margins on products and gain market share.

Our Strengths

Leading Market Shares and Brand Names.  We believe we hold the number one or number two market position in key products across many of our core platforms. We believe that over 50% of our sales are derived from products where we hold the number one or number two share and brand recognition, assuming our brands in the same product category are taken together, in the markets we serve. In addition, we believe we have recently captured additional market share in several product lines due to our innovative product development efforts and exceptional customer service.

Customized, Engineered Products Serving Niche Markets.  We employ approximately 168 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.  With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2010, we estimate that approximately 44% of our revenues were derived from aftermarket sales.

Diversified End Markets.  Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2010, no single industry represented more than 9% of our total sales. In addition, we are geographically diversified with approximately 27% of our sales coming from outside North America during 2010.

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

Experienced, High-Caliber Management Team.  We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of 13 years with our companies. Our CEO, Carl Christenson, has over 29 years of experience in the MPT industry, while our CFO, Christian Storch, has approximately 23 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.

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

Accelerate New Product and Technology Development.  We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $52.0 million in revenues during 2010.

Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market.  We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China. During 2010, we sourced approximately 24% of our purchases from low-cost countries, resulting in average cost reductions of approximately 43% for these products. Within the next five years, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

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

Selectively Pursue Strategic Acquisitions that Complement Our Strong Platform.  We have a successful track record of identifying, acquiring and integrating acquisitions. We believe that in the future there may be a number of attractive potential acquisition candidates, in part due to the fragmented nature of the industry. We plan to continue our disciplined pursuit of strategic acquisitions to strengthen our product portfolio, enhance our industry leadership, leverage fixed costs, expand our global footprint, and create value in products and markets that we know and understand.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2010, we derived approximately 73% of our net sales from customers in North America, 21% from customers in Europe and 6% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in influencing product purchasing decisions in the MPT industry. In addition, distributors play a critical role through stocking inventory of our products, which amplifies the accessibility of our products to aftermarket buyers. It is for this reason that distributor partner relationships are so critical to the success of the business. We enjoy strong established relationships with the leading distributors as well as a broad, diversified base of specialty and regional distributors.

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord LLC., Regal-Beloit Corporation and Baldor Electric, Inc. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

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

Employees

As of December 31, 2010, we had 2,787 full-time employees, of whom approximately 65% were located in North America, 20% in Europe, and 15% in Asia. Approximately 6% of our full-time factory North American employees are represented by labor unions. In addition, approximately 350 employees or 63% of our European employees are represented by labor unions. Additionally, approximately 55 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals. We are a party to four U.S. collective bargaining agreements. Three of the agreements will expire on June 2011, September 2011, and October 2013, respectively. With respect to the fourth collective bargaining agreement, we have entered into a plant closing agreement with labor union employees at our South Beloit Manufacturing facility. The facility is substantially closed with the exception of one remaining product line which we expect to remain open until the third quarter of 2012.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 11% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 24, 2011 (ages are as of December 31, 2010):

Michael L. Hurt (age 65), P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 51) has been our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 51) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 44) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 61) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 41) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 47) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Recent Developments

On February 25, 2011, we entered into a Sale and Purchase Agreement regarding the Gear Motor Business of Danfoss Bauer GmbH (the “Purchase Agreement”) with Danfoss Bauer GmbH (“Bauer”) and Danfoss A/S to acquire substantially all of the assets and liabilities of Bauer relating to its gear motor business (the “Bauer Acquisition”). Bauer, a privately-held company headquartered in Esslingen, Germany, manufactures and sells advanced high quality standard gear motors. Bauer has been a provider of engineered gear motor solutions for more than three quarters of a century. Bauer provides high quality products with a focus on flexible solutions and reliability, and has a strong market presence within the food and beverage, energy, waste water, steel and material handling industries. Bauer has production facilities in Germany and Slovakia, and has sales offices and assembly facilities around the world. We expect the Bauer Acquisition to close in the second quarter of 2011.

The purchase price of the Bauer Acquisition is approximately €43.1 million, or approximately $58.2 million, in cash, payable at closing, subject to adjustment for working capital, pension accruals and petty cash.

The Purchase Agreement contains representations, warranties, and covenants that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the Bauer Acquisition is subject to several customary conditions, including receipt of required regulatory approvals, and there can be no assurance that the Bauer Acquisition will be completed as contemplated, or at all. See “Risk Factors — Risks Related to the Bauer Acquisition.”

We expect to realize several benefits from the Bauer Acquisition, including the following:

Further Diversification of Our Product Offering and Enhanced Scale.  The Bauer Acquisition will significantly broaden our product portfolio to include a complete offering of gear motors, increase our cross-selling opportunities, provide global expansion opportunities for our gear business, and result in increased penetration of our products into a broader client base. We believe Bauer’s manufacturing footprint and production efficiency will help us better serve our customers.

Accretive to Earnings.  The Bauer Acquisition is anticipated to be accretive, excluding any one-time or acquisitions costs, to our earnings in 2011.

Strengthened Position as a Leader in the Gearing Business.  By combining the Bauer product family with our existing gearing brands, including Boston Gear, Nuttall and Delroyd, we will become a larger, more balanced producer of gearing products. Bauer’s product offering is complementary to our current gear business and we expect that the Bauer Acquisition will more than double our gearing revenues, including providing us with an immediate presence in the helical gear motor market.

Leveraging Our Strong Customer Relationships.  The Bauer Acquisition will help us establish a broader combined customer base which will enable long-term opportunities for up-selling and cross-selling as we demonstrate the value of Bauer products to our customers. In addition, Bauer represents a well-recognized, leading brand name that will complement our existing brand family and facilitate the penetration of our combined products into a broader customer base.

Manufacturing, Operating and Product Capability.  The Bauer Acquisition will enhance our geographic footprint through the addition of two manufacturing facilities in Europe. One of these facilities is a low-cost production operation in Slovakia that we expect will support our global manufacturing strategy.

Expanded Geographic Footprint.  Bauer has a well-established sales network throughout Europe, in China and the U.S., and as a result the Bauer Acquisition will significantly enhance our position outside of North America, particularly in Western Europe. The Bauer Acquisition will also provide a footprint for us in Russia as well as several Eastern European countries.

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

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets. In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand, downturn or uncertainty in cyclical markets may reduce our sales and profitability.

We rely on independent distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2010, approximately 37% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 9% of our net sales for the year ended December 31, 2010. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 27% of our total net sales for the year ended December 31, 2010. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

From time to time, our customers may experience deterioration of their businesses. In addition, during periods of economic difficulty, our customers may not be able to accurately estimate demand forecasts and may scale back orders in an abundance of caution. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Such cancellations, reductions or inability to fulfill obligations could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate adversely from period to period and make it more difficult for us to predict our revenue.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, excessive demand, raw material shortages, or other reasons, could impair our ability, and that of our suppliers, to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

The materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect our profitability.

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2010, the average price of copper and steel has increased approximately 195% and 83%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

We face potential product liability claims relating to products we manufacture or distribute, which could result in our having to expend significant time and expense to defend these claims and to pay material damages or settlement amounts.

We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently have several product liability claims against us with respect to our products. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could exceed any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

We also risk exposure to product liability claims in connection with products sold by businesses that we acquire. Although in some cases third parties have retained responsibility for product liabilities relating to products manufactured or sold prior to our acquisition of the relevant business and in other cases the persons from whom we have acquired a business may be required to indemnify us for certain product liability claims subject to certain caps or limitations on indemnification, we cannot assure you that those third parties will in fact satisfy their obligations to us with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which we are obligated were not retained by third parties or are not subject to these indemnities, we could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liabilities or are required to indemnify us, significant claims arising from products that we have acquired could have a material adverse effect on our ability to realize the benefits from an acquisition, could result in our reducing the value of goodwill that we have recorded in connection with an acquisition, or could otherwise have a material adverse effect on our business, financial condition, or operations.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2010, we had approximately 2,787 full time employees, of whom approximately 42% were employed outside the United States. Approximately 94 of our North American employees, and 350 of our European employees are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees. Additionally, approximately 55 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. Three of the agreements will expire on, June 2011, September 2011, and October 2013, respectively. We have entered into a plant closing agreement with labor union employees at our South Beloit manufacturing facility. We expect the facility to close in the first quarter of 2011. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, one of our four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

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

As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $3.2 million) was approximately $20.9 million as of December 31, 2010 while the fair value of plan assets associated with these U.S. plans was approximately $13.3 million as of December 31, 2010. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2010, minimum funding requirements are estimated to be $1.3 million in 2011, $1.3 million in 2012, $1.4 million in 2013, and $1.3 million in 2014,. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $3.2 million as of December 31, 2010. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $0.3 million as of December 31, 2010.

For a description of the post-retirement and post-employment costs, see Note 8 to our audited financial statements included elsewhere in this Form 10-K.

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

Goodwill and indefinite-lived intangibles comprises a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangible become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles in December 2010 resulted in no reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

Computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products that we sell resulting in damage to our reputation and brand names.

Computer viruses, malware, and other “hacking” programs and devices may attack our infrastructure, industrial machinery, software or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. Hacking, computer viruses, and other malware could result in significant damage to our infrastructure, industrial machinery, systems, or databases. We may incur significant costs to protect our systems and equipment against the threat of, and to repair any damage caused by, computer viruses and hacking. Moreover, if a computer virus or hacking affects our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2010, we had approximately $218.9 million of indebtedness outstanding and $39.9 million available under lines of credit. Our indebtedness has important consequences; for example, it could:

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

Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreement governing Altra Industrial’s Senior Revolving Credit Facility. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default were to occur under the Credit Agreements, then the lenders could declare all amounts outstanding under the senior revolving credit facility with accrued interest, to be immediately due and payable. In addition, our senior revolving credit facility and the indentures governing the 8 1/8% senior secured notes due 2016 (the “Senior Secured Notes”) have cross-default provisions such that a default under either one would constitute an event of default on the other.

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

Our Senior Secured Notes impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

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

Continued extreme volatility and disruption in global financial markets could significantly impact our customers, suppliers, weaken the markets we serve and harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption in recent years, including, among other things, concerns regarding the stability and viability of major financial institutions, the declining state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate.

If we are unable to successfully implement our new ERP system across the company or such implementation is delayed, our operations may be disrupted or become less efficient.

We have begun the worldwide implementation of a new Enterprise Resource Planning system entitled “SAP,” with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes The adoption of the new SAP system, which will replace the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. As a result, we expect the system implementation process to continue for the next 2 to 2.5 years. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on our operations. Further, if implementation of the SAP system is delayed, we would continue to use our current system which may not be sufficient to support our planned operations and significant upgrades to the current system may be warranted or required to meet our business needs pending SAP implementation. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

Risks related to the Bauer Acquisition

Failure to complete the Bauer Acquisition could negatively impact our stock price and our future business and financial results.

Consummation of the Bauer Acquisition is subject to customary closing conditions. If the Bauer Acquisition is not completed for any reason, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay damages to Bauer in connection with a termination of the purchase agreement;

•	we will be required to pay certain other costs relating to the Bauer Acquisition, whether or not the Bauer Acquisition is completed, such as legal, accounting, and financial advisor fees; and

•	matters relating to the Bauer Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Bauer Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We may also be subject to litigation related to any failure to complete the Bauer Acquisition. If the Bauer Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock, which will cause the value of your investment to decline. We cannot provide any assurance that the Bauer Acquisition will be completed, that there will not be a delay in the completion of the Bauer Acquisition or that all or any of the anticipated benefits of the Bauer Acquisition will be obtained. In the event the Bauer Acquisition is materially delayed for any reason, the price of our common stock may decline.

We may not realize the expected benefits of the Bauer Acquisition because of integration difficulties and other challenges.

The success of the Bauer Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating Bauer’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Bauer’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Bauer’s structure and our structure;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in Bauer’s business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Altra and Bauer had achieved or might achieve separately. In addition, we may not accomplish the integration of Bauer’s business smoothly, successfully or within the anticipated costs or timeframe.

We face risks associated with the Purchase Agreement in connection with the Bauer Acquisition.

In connection with the Bauer Acquisition, we will be subject to substantially all the liabilities of Bauer related to the gear motor business we plan to acquire that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Bauer. Under the Purchase Agreement, the seller has agreed to provide us with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. However, our remedy from the seller for any breach of certain of those representations and warranties is an action for indemnification, not to exceed €14.1 million. This cap on damages does not apply to breaches of representations and warranties relating to incorporation, power and authority, insolvency, title to assets, taxes, environmental matters and certain pension claims. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations, and there is no guarantee that we would actually be able to recover all or any portion of the sums payable to us in connection with such breach.

As a private company, Bauer may not have in place an adequate system of internal control over financial reporting that we will need to manage that business effectively as part of a public company.

Pursuant to the Purchase Agreement, we will acquire certain assets and liabilities of Bauer related to its gear motor business. Bauer has not previously been subject to periodic reporting as a public company or otherwise prepared separate financial statements relating to the business we are acquiring. There can be no assurance that Bauer has in place a system of internal control over financial reporting that is required for public companies, which will be required of us with respect to Bauer when the Bauer Acquisition is completed. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of Bauer’s internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

We will incur significant transaction and acquisition-related costs in connection with the Bauer Acquisition.

We will incur significant costs in connection with the Bauer Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs. We may incur, among other things, additional costs to maintain employee morale and to retain key employees.

The market price of our common stock may decline as a result of the Bauer Acquisition.

The market price of our common stock may decline as a result of the Bauer Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Bauer’s business are not realized, or if the transaction costs related to the Bauer Acquisition are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the Bauer Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Bauer Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

We have a significant amount of goodwill and intangible assets on our consolidated financial statements (which will be increased following the Bauer Acquisition) that is subject to impairment based upon future adverse changes in our business or prospects.

At December 31, 2010, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $76.9 million and $69.3 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. The value of goodwill and intangible assets from the allocation of purchase price from the Bauer Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In addition to our leased headquarters in Braintree, Massachusetts, we maintain 25 production facilities, thirteen of which are located in the United States, one in Canada, nine in Europe and one each in China and Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2010, indicating the location, principal use and whether the facilities are owned or leased.

				Type of
Location	Brand	Major Products	Sq. Ft.	Possession	Expiration

United States
Chambersburg,
Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Chattanooga, Tennessee(3)	TB Wood’s	Vacant	60,000	Owned	N/A
Scotland, Pennsylvania	TB Wood’s	Vacant	51,300	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Portion of the space is leased to a third party	30,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	51,699	Leased	November 30, 2013
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2013
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2013
New Hartford, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	81,491	Leased	July 30, 2024
Braintree, Massachusetts(1)	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2012
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2011
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch, Twiflex	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Stratford, Canada	TB Wood’s	Vacant	46,000	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes Precision Components	72,000	Leased	April 30, 2014
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(2)
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	December 19, 2017

(1)	Corporate headquarters and selective customer service functions.

(2)	Must give the lessor twelve months notice for termination.

(3)	Building is currently for sale and subject to a signed purchase & sale agreement.

Item 3.	Legal Proceedings.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 28, 2011, the number of holders of record of our common stock was approximately 39.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low

Fiscal year ended December 31, 2010
Fourth Quarter	$21.19	$14.22
Third Quarter	$15.40	$11.76
Second Quarter	$15.90	$11.59
First Quarter	$14.00	$9.81
Fiscal year ended December 31, 2009
Fourth quarter	$12.79	$8.45
Third quarter	$11.74	$7.02
Second quarter	$8.64	$3.82
First quarter	$9.21	$3.07

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Agreement governing the senior revolving credit facility and the indenture governing the Senior Secured Notes limit our ability to pay dividends or other distributions on our common stock. See Note 9 to the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan category	Warrants and Rights(a)	Warrants and Rights(b)	in Column (a))(c)

Equity compensation plans approved by security holders(1)	—	$-	408,227
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$-	408,227

(1)	The equity compensation plans were approved by the Company’s shareholders prior to the initial public offering.

Issuer Repurchases of Equity Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the time of our initial public offering, December 15, 2006, through December 31, 2010, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment.

	12/31/2006	3/31/2007	6/30/2007	9/28/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010

Altra Holdings, Inc.	4.07%	1.56%	28.00%	23.48%	23.19%	(0.59)%	23.04%	12.37%	(41.41)%	(71.26)%	(44.52)%	(17.11)%	(8.52)%	1.70%	(3.56)%	9.11%	47.11%

S&P Small Cap 600	(0.76)%	2.20%	7.25%	5.05%	(1.97)%	(10.20)%	(8.58)%	(7.33)%	(33.33)%	(44.81)%	(33.66)%	(22.21)%	(17.48)%	(10.61)%	(18.63)%	(11.04)%	3.14%

Peer Group	0.62%	1.28%	17.45%	7.73%	3.29%	(15.01)%	(1.53)%	(2.24)%	(33.36)%	(46.93)%	(29.59)%	(21.85)%	(16.05)%	(2.02)%	(7.88)%	1.04%	29.10%

The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., Regal Beloit Corp., Baldor Electric Co., and Kaydon Bearings Corp.

Item 6.	Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Holdings, Inc.
	Amounts in thousands, except per share data
	Year Ended December 31,
	2010	2009	2008	2007	2006

Net sales	$520,162	$452,846	$635,336	$584,376	$462,285
Cost of sales	366,151	329,825	449,244	419,109	336,836

Gross profit	154,011	123,021	186,092	165,267	125,449
Operating expenses:
Selling, general and administrative expenses	89,478	81,117	99,185	93,211	83,276
Research and development expenses	6,731	6,261	6,589	6,077	4,938
Goodwill impairment	—	—	31,810	—	—
Restructuring costs	2,726	7,286	2,310	2,399	—
Loss (gain) on curtailment of post-retirement benefit plan	—	(1,467)	(925)	2,745	(3,838)
Loss (gain) on disposal of assets	—	545	1,584	—	—

	98,935	93,742	140,553	104,432	84,376
Income from operations	55,076	29,279	45,539	60,835	41,073
Other non-operating income and expense:
Interest expense, net	19,638	32,976	28,339	38,554	25,479
Other non-operating expense (income), net	909	981	(6,249)	612	856

	20,547	33,957	22,090	39,166	26,335
Income (loss) from continuing operations before income taxes	34,529	(4,678)	23,449	21,669	14,738
Provision (benefit) for income taxes	10,004	(2,364)	16,731	8,208	5,797

Income (loss) from continuing operations	24,525	(2,314)	6,718	13,461	8,941
Loss from discontinued operations, net of income taxes of $43 in 2008 and $583 in 2007	—	—	(224)	(2,001)	—

Net income (loss)	$24,525	$(2,314)	$6,494	$11,460	$8,941

Other Financial Data:
Depreciation and amortization	$20,036	$22,072	$21,068	$21,939	$14,611
Purchases of fixed assets	17,295	9,194	19,289	11,633	9,408
Cash flow provided by (used in):
Operating activities	42,750	59,388	45,114	41,808	11,128
Investing activities	(17,827)	(9,194)	(3,687)	(124,672)	(63,163)
Financing activities	(3,359)	(54,016)	(31,760)	84,537	83,837
Weighted average shares, basic	26,399	25,945	25,496	23,579	1,183
Weighted average shares, diluted	26,535	25,945	26,095	24,630	19,525
Basic earnings per share:
Net income (loss) from continuing operations	$0.93	$(0.09)	$0.26	$0.57	$7.56
Net loss from discontinued operations	—	—	(0.01)	(0.08)	—

Net income (loss)	$0.93	$(0.09)	$0.25	$0.49	$7.56

Diluted earnings per share:
Net income (loss) from continuing operations	$0.92	$(0.09)	$0.26	$0.55	$0.46
Net loss from discontinued operations	—	—	(0.01)	(0.08)	—

Net income (loss)	$0.92	$(0.09)	$0.25	$0.47	$0.46

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$72,723	$51,497	$52,073	$45,807	$42,527
Total assets	508,102	465,199	513,584	580,525	409,368
Total debt	216,502	217,549	261,523	294,066	229,128
Long-term liabilities, excluding long-term debt	43,349	41,907	46,870	51,310	29,471

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Hay Hall and Warner Linear in 2006 and TB Wood’s and All Power in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the effects of intense competition in the markets in which we operate;

•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including the Bauer Acquisition;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THIS FORM 10-K AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.

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

While the power transmission industry has undergone some consolidation, we estimate that in 2010 the top five broad-based MPT companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During 2010, we began to see an overall strengthening of the U.S. and global economies. This has manifested itself in continued strength from our early-cycle markets and demand from certain of our late-cycle business is beginning to make a meaningful impact on our sales as long-lead time items are beginning to ship.

In response to the challenging economic conditions of 2009, we took swift and aggressive actions to reduce our expenses and maximize cash flow. Our cost-reduction initiatives were centered on three areas: workforce cutbacks, reduced work schedules, plant consolidations and procurement and other cost reductions. Throughout 2010, we demonstrated the significant operating leverage that we had gained as a result of our cost reduction efforts and productivity initiatives. As a result, we reinstated our Company contributions to our 401(k) plan starting in July 2010, lifted the hiring freeze, and resumed normal production schedules. During 2010, we incurred an additional $2.7 million of restructuring costs related to plant consolidation efforts primarily at our South Beloit and Twickenham facilities.

During 2010, we made significant progress on our growth strategy and we plan to build on this success in 2011. Our strategy focuses on capitalizing on growth opportunities in new and existing markets, increasing our presence in key underpenetrated geographic regions, entering new high-growth markets and pursuing strategic acquisitions. In addition, we forecast higher profitability in 2011 as we plan to invest in higher growth emerging markets, continue to take advantage of operating leverage in our business model, and as our sales continue to grow as a result of improving demand trends in our end-markets.

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

Inventory.  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 12% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

As a result of the December 31, 2008 goodwill impairment analysis, we recorded a goodwill impairment charge of $31.8 million

During 2009, the Company appointed a new Chief Operating Decision Maker (“CODM”) and went through an extensive restructuring plan. As a result of the change in the CODM and our restructuring activities, we re-evaluated our operating segments and reporting unit structure. We identified five operating segments and concluded that the five operating segments can be aggregated into one reportable segment. We also identified twenty-one reporting units. Our reporting units have common manufacturing and production processes. Each unit includes a machine shop which uses similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function. Based on similar long-term average gross profit margins and the fact that all of our products are sold by one global sales force and are marketed by one global marketing function, we have concluded that the reporting units could be aggregated into five reporting units when performing the goodwill impairment analysis.

As part of the annual goodwill impairment assessment we estimated the fair value of each of our reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our intangible fair value analysis

We review the difference between the estimated fair value and net book value of each reporting unit. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis to determine what amount of goodwill is potentially impaired. As of December 31, 2010, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.

We consider whether the sum of the fair value of all of our reporting units was reasonable when compared to our market capitalization on the date of the goodwill impairment analysis. As of December 31, 2010 and 2009, our estimated enterprise fair value was $583.1 million and $413.6 million, respectively. As of December 31, 2010 and 2009, our market capitalization was $531.3 million and $328.8 million, respectively. The difference between the fair value of the enterprise and our market capitalization represented a control market premium of between 25% and 35%. We determined that a control market premium of between 25% and 35% was appropriate based on historical experience with purchase and sales transactions, the historical market trends based on our industry and the control market premium paid in relation to these transactions.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our aggregated reporting units do not meet our forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. We performed a sensitivity analysis on the estimated fair value of our reporting units by decreasing profitability by 5%, 10% and 15% leaving all other assumptions constant and increasing the discount rate by 5% and 10% leaving all other assumptions constant. We did not identify any reporting units that would be required to perform an interim goodwill impairment analysis as the fair value of our reporting units is substantially in excess of their carrying value.

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

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. No impairment indicators were noted in either 2009 or 2010.

In both 2009 and 2010, the Company did not identify any impairments related to goodwill, definite lived intangible assets or indefinite lived intangible assets as the fair value of our reporting units and definite lived intangible assets were substantially in excess of their carrying value.

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

Results of Operations.

	Amounts in thousands
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Net sales	$520,162	$452,846	$635,336
Cost of sales	366,151	329,825	449,244

Gross profit	154,011	123,021	186,092
Gross profit percentage	29.61%	27.17%	29.29%
Selling, general and administrative expenses	89,478	81,117	99,185
Research and development expenses	6,731	6,261	6,589
Goodwill impairment	—	—	31,810
Gain on curtailment of post-retirement benefit plan	—	(1,467)	(925)
Restructuring costs	2,726	7,286	2,310
Loss on sale/disposal of assets	—	545	1,584

Income from operations	55,076	29,279	45,539
Interest expense, net	19,638	32,976	28,339
Other non-operating (income) expense, net	909	981	(6,249)

Income (loss) from continuing operations before income taxes	34,529	(4,678)	23,449
Provision (benefit) for income taxes	10,004	(2,364)	16,731

Income (loss) from continuing operations	24,525	(2,314)	6,718
Loss from discontinued operations, net of income taxes of $43 in 2008	—	—	(224)

Net income (loss)	$24,525	$(2,314)	$6,494

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

	Amounts in thousands, except pecentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Net sales	$520,162	$452,846	$67,316	14.9%

Net sales.  The majority of the increase in sales in 2010 was due to improvement in the end markets we serve. All of our operating segments had increased sales in 2010 when compared to 2009 except the Heavy Duty Clutch Brake operating segment. This operating segment serves late cycle markets and was not impacted by the economic recovery until mid 2010. We forecast Heavy Duty Clutch Brake to have increased sales in 2011. We forecast that demand in all of our end markets will remain strong into 2011. The effect of foreign currency translation did not affect the increase in sales year over year.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Gross Profit	$154,011	$123,021	$30,990	25.2%
Gross Profit as a percent of sales	29.6%	27.2%

Gross profit.  The increase in gross profit as a percentage of sales was primarily due to the impact of cost saving measures put into place in 2009, productivity improvements we have implemented, as well as better overhead absorption as a result of higher production levels. This was partially offset by increases in material costs in the later part of 2010. In addition, we recorded a one time inventory charge for $2.2 million in 2009 related to the economic downturn. All of our operating segments generated increased gross profit and gross profit as a percentage of sales. We forecast 2011 gross profit as a percentage of sales to increase modestly when compared to 2010. The effect of foreign currency translation did not affect the increase in gross profit year over year.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Selling, general and administrative expense (“SG&A”)	$89,478	$81,117	$8,361	10.3%
SG&A as a percent of sales	17.2%	17.9%

Selling, general and administrative expenses.  SG&A increased due to the reinstatement of certain employee benefits that were temporarily suspended during 2009 as well as an increase in variable operating costs as a result of increased demand, a one-time healthcare charge and $0.8 million of acquisition related expenses included within SG&A. However, due to our cost reduction efforts in 2009 that were focused on headcount reduction and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in 2010 when compared to 2009. We forecast modest increases to our SG&A costs and plan to leverage them on increased sales and as we invest in resources to enable us to grow faster in emerging markets in 2011.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Research and development expenses (“R&D”)	$6,731	$6,261	$470	7.5%

Research and development expenses.  R&D expenses represented approximately 1% of sales in both periods. We do not forecast significant variances in future periods.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Interest Expense, net	$19,638	$32,976	$(13,338)	(40.4)%

Interest expense.  Net interest expense decreased primarily due to the redemption of our 9% Senior Secured Notes in 2009. In 2009, we incurred a $5.3 million prepayment premium and we wrote off all unamortized deferred financing costs and original issue discount of $5.8 million. In addition, in 2010 there is a lower average outstanding debt balance and a lower interest rate. For a more detailed description of the redemption of the 9% Senior Secured Notes and the pay down of the 11.25% Senior Notes, please see Note 9 to our Consolidated Financial Statements in this Form 10-K.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Other non-operating (income) expense, net	$909	$981	$(72)	(7)%

Other non-operating (income) expense.  We recorded $0.8 million of realized foreign exchange loss and $0.3 million of unrealized foreign exchange loss during 2010, mainly due to the Euro weakening when compared to the British Pound Sterling. We recorded $1.0 million of other expense in 2009 which was primarily related to $1.1 million of foreign exchange losses recorded during 2009, mainly due to the U.S. Dollar weakening when compared to the British Pound Sterling and Euro.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Restructuring Expense	$2,726	$7,286	$(4,560)	(62.6)%

Restructuring In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating certain facilities.

During 2010, we recorded $2.7 million of restructuring expenses related to the 2009 Altra Plan, of which $1.2 million was related to severance, $0.5 million related to moving and relocation, $0.7 million to other restructuring charges and $0.3 million was non cash impairment charges. We forecast that we will incur between an additional $0.2 and $0.5 million of expenses associated with workforce reduction and consolidation of facilities in 2011.

During 2009, we recorded $7.3 million of restructuring expenses related to the 2009 Alta Plan, of which $4.2 million was related to severance, $0.6 million was related to other restructuring charges (primarily moving and relocation costs), and $2.5 million was non-cash impairment charges.

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

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2010	2009	Change	%

Provision (benefit) for income taxes, continuing operations	$10,004	$(2,364)	$12,368	(523.2)%
Provision (benefit) for income taxes as a % of income before taxes	29.0%	(50.5)%

Provision for income taxes.  Income tax expense was $10.0 million for the year ended December 31, 2010, compared to a benefit of $2.4 million for the year ended December 31, 2009. Our effective tax rate was 29.0% and (50.5%) for the years ended December 31, 2010 and December 31, 2009, respectively. The increase in the tax rate was primarily driven by the increase in taxable earnings in 2010 as we recovered from the impact of the recession in 2009. The tax rate was partially reduced due to the release of a non-U.S valuation allowance in the third quarter of 2010.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Net sales	$452,846	$635,336	$(182,490)	(28.7)%

Net sales The decrease in sales was almost exclusively due to overall economic decline which has impacted all of our end markets and industries. All of our operating segments saw double digit decreases in sales during 2009. During the fourth quarter of 2009, we began to see modest increases in our order rates, mainly related to our distribution customers. If the 2009 foreign exchange rates had remained constant when compared to 2008, sales would have decreased $163.6 million or 25.8%.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Gross Profit	$123,021	$186,092	$(63,071)	(33.9)%
Gross Profit as a percent of sales	27.2%	29.3%

Gross profit.  The decrease in gross profit was due to the significant decrease in sales. We took aggressive actions, including workforce and payroll reductions, facility consolidations and procurement savings to reduce our expenses and maximize near-term profitability. If the 2009 foreign exchange rates had remained constant when compared to 2008, gross profit would have decreased $56.2 million or 30.2%. Our Gearings and Belted Drives operating segment’s gross profit as a percentage of sales decreased 5.3% in 2009 when compared to 2008. Gearings and Belted Drives sells into early cycle markets and began to see a large decrease in sales in November 2008. The decrease in sales volume impacted the Gearings and Belted Drives operating segment for almost all of 2009 and impacted that operating segment’s profitability. Our two operating segments that sell into late cycle markets, Global Couplings and Heavy Duty Clutch Brake, did not see a decrease in gross profit percentages in 2009 when compared to 2008. These two operating segments were not impacted by the global economic downturn until the middle of 2009.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Selling, general and administrative expense (“SG&A”)	$81,117	$99,185	$(18,068)	(18.2)%
SG&A as a percent of sales	17.9%	15.6%

Selling, general and administrative expenses.  The decrease in SG&A was due to our cost reduction efforts which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of decreased sales volume, we have seen a reduction in outside sales representative commission costs. In addition, during the year, we required certain U.S. personnel to take furloughs. Also, we suspended the Company’s 401(k) match and Company contributions and also temporarily reduced wages for the executive management and fees for Board of Director members. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reduction efforts.

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

Interest expense.  Net interest expense increased primarily due to the redemption of our 9% Senior Secured Notes for which we incurred a $5.3 million prepayment premium compared to $1.1 million in 2008. In addition, we wrote off all unamortized deferred financing costs and original issue discount of $5.8 million in 2009 compared to $2.8 million in 2008. These amounts were offset by lower interest expense due to lower average outstanding borrowings in 2009 as compared to previous periods For a more detailed description of the redemption of the 9% Senior Secured Notes and the pay down of the 11.25% Senior Notes, please see Note 9 to our Consolidated Financial Statements in this Form 10-K.

Goodwill impairment.  In 2008, we performed our annual impairment review of goodwill and identified a goodwill impairment of $31.8 million. We did not identify a goodwill impairment during our annual impairment review in 2009.

	Amounts in thousands, except percentage data
	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Other non-operating (income) expense, net	$981	$(6,249)	$7,230	(116)%

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

Restructuring.  During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (the “2007 Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (the “TB Wood’s Plan”). We recorded approximately $2.3 million of restructuring expenses in 2008 for moving and relocation, severance and non-cash asset impairment. There were no costs related to the 2007 Altra Plan or the TB Wood’s Plan incurred in 2009.

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

	Year Ended
	December 31,	December 31,
	2009	2008	Change	%

Provision for income taxes, continuing operations	$(2,364)	$16,731	$(19,095)	(114.1)%
Provision for income taxes as a % of income before taxes	(50.5)%	71.4%

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our senior secured revolving credit facility, attempt to secure new debt, attempt to refinance our 8 1/8% Senior Notes due December 2016 (the “Senior Secured Notes”), or attempt to raise capital in equity markets. Presently, we have capacity under our senior secured revolving credit facility to borrow $50.0 million. Of this total capacity, we can borrow up to $27.4 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 8 1/8% Senior Secured Notes, we would incur a pre-payment premium. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

Senior Secured Notes

In 2009, we issued $210 million of Senior Secured Notes. The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our senior secured revolving credit facility, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance with all covenants of the indenture governing the Senior Secured Notes at both December 31, 2010 and 2009, respectively.

We used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem Altra Industrial’s 9% Old Senior Secured Notes.

Borrowings

	Amounts in millions
	December 31,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	5.3	5.3
Mortgages	2.4	3.1
Capital leases	1.3	1.8

Total Debt	$219.0	$220.2

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

As of December 31, 2010 and 2009, we were in compliance with all covenant requirements associated with all of our borrowings. As of December 31, 2010, we had no borrowing, $10.1 million in letters of credit outstanding, and $39.9 million available under the Revolving Credit Agreement.

Old TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition in 2007, the Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. In connection with the Revolving Credit Agreement described above, the Old TB Wood’s Revolving Credit Agreement was paid in full.

Old Revolving Credit Agreement

In connection with the PTH Acquisition, we incurred substantial indebtedness. To partially fund the PTH acquisition, Altra Industrial issued $165.0 million of Old Senior Secured Notes and Altra Industrial entered into the Old Revolving Credit Agreement, a $30.0 million senior revolving credit facility. The Old Revolving Credit Agreement provided for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of the date of refinancing, we were in compliance with all covenant requirements associated with all of our borrowings. The Old Revolving Credit Agreement was terminated in connection with the entering into of the Revolving Credit Agreement.

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

Net Cash

	December 31,	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents	$72,723	$51,497

Cash Flows for 2010

The primary source of funds for our fiscal year 2010 was cash provided by operating activities of $42.8 million. Net cash used in investing activities of $17.8 million for purchases of property, plant and equipment primarily for investment in manufacturing equipment and our new ERP system. Net cash used in financing activities of $3.4 million for 2010 consisted primarily of payment of debt costs and shares repurchased in lieu of taxes in connection with the vesting of restricted stock awards.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs and to fund potential future acquisitions, debt service, capital expenditures, and pension funding. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.

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

Capital Expenditures

We made capital expenditures of approximately $17.3 million and $9.2 million in the years ended December 31, 2010 and December 31, 2009, respectively. These capital expenditures will support on-going business needs. In 2011, we forecast capital expenditures to be in the range of $16.0 million to $20.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2010 (in millions):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total

Senior Secured Notes(1)	$—	$—	$—	$—	$—	$210.0	$210.0
Operating leases	4.1	3.5	2.6	2.0	1.0	4.7	17.9
Capital leases	0.9	0.4	—	—	—	—	1.3
Mortgage(2)	0.3	1.1	0.4	0.4	0.2	—	2.4
Variable Rate Demand Revenue Bonds(3)	2.3	—	—	—	—	3.0	5.3
Revolving Credit Agreement(4)	—	—	—	—	—	—	—

Total contractual cash obligations	$7.6	$5.0	$3.0	$2.4	$1.2	$217.7	$236.9

(1)	We have semi-annual cash interest requirements due on the Senior Secured Notes with $17.1 million payable in 2011 through 2015, and $15.6 million due in 2016 which are not included in the above table.

(2)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €1.8 million as of December 31, 2010, an interest rate of 2.9% and is payable in monthly installments over the next 5 years.

(3)	In April 2007, as part of the TB Wood’s acquisition, we assumed obligation for payment of interest and principal on the Variable Rate Demand Revenue Bonds. These bonds bear variable interest rates and mature in April 2022 and April 2024. In October 2010, the Company entered into a purchase and sale agreement to sell the Chattanooga facility, as such, the bonds associated with this facility have been reclassified to current as of December 31, 2010.

(4)	We have up to $50.0 million of borrowing capacity, through November 2012, under our Revolving Credit Agreement (including $30 million available for use for letters of credit). As of December 31, 2010, there were no outstanding borrowings and $10.1 million of outstanding letters of credit under our Revolving Credit Agreement.

We have cash funding requirements associated with our pension plan. As of December 31, 2010, these requirements were estimated to, $1.3 million for 2011, $1.3 million for 2012, $1.4 million for 2013, and $1.3 million for 2014 which are not included in the above table.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $9.0 million as of December 31, 2010, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the consolidated financial statements.

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

The following table is a reconciliation of our sales to non-GAAP sales:

Foreign exchange impact to net sales in 2010 was minimal and therefore not included in the table below

	Year To Date Period Ended
	December 31,	December 31,
	2009	2008	Change	%

Net Sales per Financial Statements	$452,846	$635,336	$(182,490)	(28.7)%
Less: Foreign Currency Translation Gain	$18,855	—
Non-GAAP Adjusted Net Sales	$471,701	$635,336	$(163,635)	(25.8)%

The following table is a reconciliation of our gross profit to non-GAAP gross profit:

Foreign exchange impact to gross profit in 2010 was minimal and therefore not included in the table below

	Year To Date Period Ended
	December 31,	December 31,
	2009	2008	Change	%

Gross Profit per Financial Statements	$123,021	$186,092	$(63,071)	(33.9)%
Less: Foreign Currency Translation Gain	$6,920	—
Non-GAAP Adjusted Gross Profit	$129,941	$186,092	$(56,151)	30.2%

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees.

As of December 31, 2010, there were 287,586 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2012 is $2.3 million. Based on the stock price at December 31, 2010, of $19.86 per share, the intrinsic value of these awards as of December 31, 2010, was $5.7 million.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 11% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2010 and 2009, the aggregate total assets (based on book value) of foreign subsidiaries were $152.4 million and $142.5 million, respectively, representing approximately 30.0% and 30.6%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2010 and 2009, were $1.32 and $1.43, respectively to the Euro. The approximate exchange rates in effect at December 31, 2010 and 2009 were $1.55 and $1.59, respectively to the British Pound Sterling.

Currency transaction exposure.  Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.  The majority of our debt is fixed rate debt, however we are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Revolving Credit Agreement, and our Variable Rate Demand Revenue Bonds. Our Revolving Credit Agreement is payable at prime rate plus 0.25% in the case of prime rate loans, or LIBOR rate plus an applicable spread of 2.75% to 3.25%, in the case of LIBOR rate loans. The applicable spread varies depending on the average amount that is unavailable under the Revolving Credit Agreement during the most recent quarter. As of December 31, 2010, we had no borrowings under our Revolving Credit Agreement and $10.1 million of outstanding letters of credit under our Revolving Credit Agreement. The Variable Rate Demand Revenue Bonds have a variable interest rate that was less than 1% as of December 31, 2010. Due to the minimal amounts of outstanding variable rate debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altra Holdings, Inc.
Braintree, Massachusetts

We have audited the accompanying consolidated balance sheets of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Altra Holdings, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2008. Our audit also included the consolidated financial statement schedule listed in the index at Item 15 (a) (2) for the year ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Altra Holdings, Inc. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 6, 2009, except for Note 15,
as to which the date is November 4, 2009

ALTRA HOLDINGS, INC.

Consolidated Balance Sheets
Amounts in thousands, except share amounts

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$72,723	$51,497
Trade receivable, less allowance for doubtful accounts of $1,111 and $1,434 at December 31, 2010 and 2009, respectively	67,403	52,855
Inventories	88,217	71,853
Deferred income taxes	4,414	9,265
Assets held for sale (See Note 4)	1,484	—
Income tax receivable	4,126	4,754
Prepaid expenses and other current assets	4,168	3,647

Total current assets	242,535	193,871
Property, plant and equipment, net	105,298	105,603
Intangible assets, net	69,250	74,905
Goodwill	76,897	78,832
Deferred income taxes	82	679
Other non-current assets	14,040	11,309

Total assets	$508,102	$465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,812	$27,421
Accrued payroll	18,486	12,133
Accruals and other current liabilities	24,142	19,971
Deferred income taxes	59	7,275
Current portion of long-term debt	3,393	1,059

Total current liabilities	86,892	67,859
Long-term debt — less current portion and net of unaccreted discount	213,109	216,490
Deferred income taxes	20,558	21,051
Pension liabilities	10,808	9,862
Other post retirement benefits	223	405
Long-term taxes payable	10,892	9,661
Other long-term liabilities	868	928
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2010 and 2009, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,466,216 and 26,057,993 issued and outstanding at December 31, 2010 and 2009, respectively)	26	26
Additional paid-in capital	133,861	132,552
Retained earnings	45,536	21,011
Accumulated other comprehensive income	(14,671)	(14,646)

Total stockholders’ equity	164,752	138,943

Total liabilities and stockholders’ equity	$508,102	$465,199

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except per share data

	Year Ended December 31,
	2010	2009	2008

Net sales	$520,162	$452,846	$635,336
Cost of sales	366,151	329,825	449,244

Gross profit	154,011	123,021	186,092
Operating expenses:
Selling, general and administrative expenses	89,478	81,117	99,185
Research and development expenses	6,731	6,261	6,589
Goodwill impairment	—	—	31,810
Gain on settlement/curtailment of post employment benefit and pension plans	—	(1,467)	(925)
Restructuring costs	2,726	7,286	2,310
Loss on disposal of assets	—	545	1,584

	98,935	93,742	140,553
Income from operations	55,076	29,279	45,539
Other non-operating income and expense:
Interest expense, net	19,638	32,976	28,339
Other non-operating (income) expense, net	909	981	(6,249)

	20,547	33,957	22,090
Income (loss) from continuing operations before income taxes	34,529	(4,678)	23,449
Provision (benefit) for income taxes	10,004	(2,364)	16,731

Net income (loss) from continuing operations	24,525	(2,314)	6,718
Net loss from discontinued operations, net of income taxes of $43	—	—	(224)

Net income (loss)	$24,525	$(2,314)	$6,494

Consolidated Statement of Comprehensive Income
Pension liability adjustment	(1,950)	514	(2,038)
Foreign currency translation adjustment	1,925	8,930	(23,975)

Comprehensive income (loss)	$24,500	$7,130	$(19,519)

Weighted average shares, basic	26,399	25,945	25,496
Weighted average shares, diluted	26,535	25,945	26,095
Basic earnings per share:
Net income (loss) from continuing operations	$0.93	$(0.09)	$0.26
Net loss from discontinued operations	—	—	(0.01)

Net income (loss)	$0.93	$(0.09)	$0.25

Diluted earnings per share:
Net income (loss) from continuing operations	$0.92	$(0.09)	$0.26
Net loss from discontinued operations	—	—	(0.01)

Net income (loss)	$0.92	$(0.09)	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity
Amounts in thousands

					Accumulated Other
	Common		Additional Paid	Retained	Comprehensive
	Stock	Shares	in Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007	$25	25,129	$127,653	$16,831	$1,923	$146,432

Stock based compensation and vesting of restricted stock	1	454	1,951	—	—	1,952
Net income	—	—	—	6,494	—	6,494
Cumulative foreign currency translation adjustment, net of $1,594 of tax expense	—	—	—	—	(23,975)	(23,975)
Minimum pension liability adjustment, net of $1,044 tax benefit	—	—	—	—	(2,038)	(2,038)

Balance at December 31, 2008	26	25,583	129,604	23,325	(24,090)	128,865

Stock based compensation and vesting of restricted stock	—	475	2,948	—	—	2,948
Net loss	—	—	—	(2,314)	—	$(2,314)
Cumulative foreign currency translation adjustment, net of $478 of tax expense	—	—	—	—	8,930	8,930
Minimum pension liability adjustment, net of $316 tax expense	—	—	—	—	514	514

Balance at December 31, 2009	26	26,058	132,552	21,011	(14,646)	138,943

Stock based compensation and vesting of restricted stock	—	408	1,309	—	—	1,309
Net income	—	—	—	24,525	—	24,525
Cumulative foreign currency translation adjustment, net of $108 of tax expense	—	—	—	—	1,925	1,925
Minimum pension liability adjustment, net of $1,098 tax expense	—	—	—	—	(1,950)	(1,950)

Balance at December 31, 2010	26	26,466	$133,861	$45,536	$(14,671)	$164,752

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$24,525	$(2,314)	$6,494
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	15,010	16,534	15,379
Amortization of intangible assets	5,026	5,538	5,689
Amortization and write-offs of deferred loan costs	1,144	4,062	2,133
(Gain) loss on foreign currency, net	313	1,104	(5,049)
Accretion and write-off of debt discount and premium	303	1,912	898
Goodwill impairment charges	—	—	31,810
Loss on sale of Electronics Division	—	—	224
Loss on disposal/impairment of fixed assets	360	2,891	1,584
(Gain) loss on settlement/curtailment of other post retirement benefit and pension plans	189	(1,467)	(925)
Stock based compensation	2,136	3,267	1,951
Provision (benefit) for deferred taxes	6,657	(1,804)	1,401
Changes in assets and liabilities:
Trade receivables	(13,540)	19,267	(933)
Inventories	(16,819)	28,180	(2,074)
Accounts payable and accrued liabilities	21,618	(17,924)	(13,268)
Other current assets and liabilities	(795)	376	1,269
Other operating assets and liabilities	(3,363)	(234)	(1,469)

Net cash provided by operating activities	42,764	59,388	45,114

Cash flows from investing activities
Purchase of property, plant and equipment	(17,295)	(9,194)	(19,289)
Proceeds from sale of Electronics Division, net of cash of $1,072	—	—	17,310
Payments for prior year acquisitions	(532)	—	(1,708)

Net cash used in investing activities	(17,827)	(9,194)	(3,687)

Cash flows from financing activities
Payments on 9% Old Senior Secured Notes	—	(242,500)	(27,500)
Payment of debt issuance costs	(489)	(7,561)	—
Payments on 11 1/4% Old Senior Notes	—	(4,950)	(1,346)
Payments on revolving credit agreements	—	(6,000)	(1,723)
Payment on mortgages	(642)	(584)	(266)
Proceeds from additional borrowings under an existing mortgage	—	1,467	—
Proceeds from issuance of 8 1/8% Senior Secured Notes	—	207,251	—
Shares repurchased for tax withholding	(919)	(319)	—
Payments for prior year acquisitions	(645)	—	—
Payment on capital leases	(664)	(820)	(925)

Net cash used in financing activities	(3,359)	(54,016)	(31,760)

Effect of exchange rate changes on cash and cash equivalents	(352)	3,246	(3,401)

Net change in cash and cash equivalents	21,226	(576)	6,266
Cash and cash equivalents at beginning of year	51,497	52,073	45,807

Cash and cash equivalents at end of period	$72,723	$51,497	$52,073

Cash paid during the period for:
Interest	$18,393	$27,887	$27,253
Income taxes	$4,357	$3,686	$17,277
Non-cash Financing:
Acquisition of capital equipment under capital lease	$212	$—	$352
Acquisition of property, plant, and equipment included in accounts payable	$586	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements
Amounts in thousands (unless otherwise noted)

1.	Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (“the Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”) is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.

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

The following is a reconciliation of basic to diluted net income (loss) per share:

	Year Ended December 31,
	2010	2009	2008

Net income (loss) from continuing operations	24,525	(2,314)	$6,718
Net loss from discontinued operations	—	—	(224)

Net income (loss)	$24,525	$(2,314)	$6,494
Shares used in net income per common share — basic	26,399	25,945	25,496
Incremental shares of unvested restricted common stock	136	—	599

Shares used in net income per common share — diluted	26,535	25,945	26,095
Earnings per share — Basic:
Net income (loss) from continuing operations	$0.93	$(0.09)	$0.26
Net loss from discontinued operations	$—	$—	$(0.01)

Net income (loss)	$0.93	$(0.09)	$0.25

Earnings per share — Diluted:
Net income (loss) from continuing operations	$0.92	$(0.09)	$0.26
Net loss from discontinued operations	$—	$—	$(0.01)

Net income (loss)	$0.92	$(0.09)	$0.25

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

of the 8 1/8% Senior Secured Notes (“Senior Secured Notes”) was $210.0 million as of December 31, 2010 and 2009. The estimated fair value of the Senior Secured Notes at December 31, 2010 and 2009 was $221.0 and $215.5 million, respectively.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 12% of total inventory. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

Intangible Assets

Intangibles represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2010 and 2009, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for Power Transmission Holding, Inc. (“PTH”), The Kilian Company (“Kilian”), Hay Hall Holdings Ltd. (“Hay Hall”), Bear Linear Inc. (“Warner Linear”), TB Wood’s Corporation (“TB Wood’s”), and All Power Transmission Manufacturing, Inc. (“All Power”) over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader through the development and manufacturing of innovative products.

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

The Company did not identify any impairment of goodwill in either 2010 or 2009.

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

The Company did not identify any impairment of long-lived assets in 2009. In relation to the sale of the Chattanooga facility, the Company identified and recorded an impairment of the facility of $0.1 million based on fair market value.

Determining fair values based on discounted cash flows requires management to make significant estimates and assumptions, including forecasting of revenue and profitability growth for use in the long-range plan and estimating appropriate discount rates. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of the Company’s reporting units and could result in an impairment charge in a future period.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $6.9 million and $7.6 million at December 31, 2010 and 2009, respectively.

Revenue Recognition

Product revenues are recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurs upon shipment to the customer. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

Certain large distribution customers receive quantity discounts which are recognized at the time the sale is recorded.

Shipping and Handling Costs

Shipping and handling costs associated with sales are classified as a component of cost of sales.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims. See Note 6 to the consolidated financial statements.

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

Advertising

Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $1.1 million, $1.3 million and $2.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan, as amended that provides for various forms of stock-based compensation to officers, directors key employees and others who make significant contributions to the success of the Company. Expense associated with equity awards is recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant.

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

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

		Cumulative	Accumulated
	Minimum	Foreign Currency	Other
	Pension	Translation	Comprehensive
	Asset/(liability)	Adjustment	Income (Loss)

Balance at December 31, 2008	$554	$(24,644)	$(24,090)
Balance at December 31, 2009	$1,068	$(15,714)	$(14,646)
Balance at December 31, 2010	$(882)	$(13,789)	$(14,671)

2.	Discontinued Operations

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

3.	Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor and production overhead. Market is defined as net realizable value. Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009

Raw Materials	$32,826	$28,539
Work in process	16,223	13,711
Finished goods	39,168	29,603

Inventories	$88,217	$71,853

Approximately 12% of total inventories at December 31, 2010, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.2 million provision and a benefit of $0.1 million

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

in the year ended December 31, 2010 and 2009, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2010 and 2009, would be $0.2 million and $0.4 million lower, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009, consisted of the following:

	2010	2009

Land	$13,037	$13,363
Buildings and improvements	34,302	35,030
Machinery and equipment	131,238	118,804

	178,577	167,197
Less-Accumulated depreciation	(73,279)	(61,594)

	$105,298	$105,603

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

In October 2010, the Company entered into a purchase and sale agreement for the Chattanooga facility. The Company recorded a $0.1 million impairment of the Chattanooga facility in 2010. The Company estimated the fair value based on the quoted price listed in the purchase and sale agreement (level 2). The building is classified as an asset held for sale and the associated debt of $2.3 million is classified as current in the condensed consolidated balance sheet.

Currently, the Company owns a vacant building in Stratford, Canada which the Company is attempting to sell. The facility was classified as held for use as of December 31, 2010. The facility continues to be assessed for impairment, but no impairment has been recognized in 2010.

5.	Goodwill and Intangible Assets

Changes in goodwill during the year ended December 31, 2010 and 2009, were as follows:

	2010	2009

Gross goodwill balance as of January 1	$110,642	$109,307
Adjustments related to additional purchase price paid	532	—
Impact of changes in foreign currency and other	(2,467)	1,335

Gross goodwill balance as of December 31	108,707	110,642

Accumulated impairment, January 1	(31,810)	(31,810)
Impairment charge during period	—	—

Accumulated impairment, December 31	(31,810)	(31,810)

Net goodwill balance December 31	$76,897	$78,832

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Other intangibles and related accumulated amortization consisted of the following:

	December 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Other Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	23,821	62,038	19,655
Product technology and patents	5,435	4,919	5,435	4,059
Impact of changes in foreign currency	(213)	—	416	—

Total intangible assets	$97,990	$28,740	$98,619	$23,714

The Company recorded $5.0 million, $5.5 million, and $5.7 million of amortization for the years ended December 31, 2010, 2009 and 2008, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $5.5 million in each of the next five years and then $11.2 million thereafter.

6.	Warranty Costs

The wholly-owned subsidiaries of Altra Industrial Motion manufacture various products. The contractual warranty period generally ranges from three months to thirty-six months based on the product and application of the product. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2010 and 2009 are as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Balance at beginning of period	$4,047	$4,254	$4,098
Accrued current period warranty costs	1,626	1,894	2,919
Payments and adjustments	(2,090)	(2,101)	(2,763)

Balance at end of period	$3,583	$4,047	$4,254

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

7.	Income Taxes

Income (loss) from continuing operations before taxes by domestic and foreign locations consists of the following:

	December 31,	December 31,	December 31,
	2010	2009	2008

Domestic	$19,812	$(5,711)	$2,324
Foreign	14,717	1,033	21,125

Total	$34,529	$(4,678)	$23,449

The components of the provision (benefit) for income taxes consist of the following:

	December 31,	December 31,	December 31,
	2010	2009	2008

Current:
Federal	$20	$(2,182)	$8,511
State	251	$314	$212
Non-U.S.	3,076	1,308	6,607

	$3,347	$(560)	$15,330
Deferred:
Federal	7,643	(1,279)	128
State	815	(528)	200
Non-U.S.	(1,801)	3	1,073

	6,657	(1,804)	1,401

Provision (benefit) for income taxes	$10,004	$(2,364)	$16,731

A reconciliation from the federal statutory rate to the Company’s effective tax rate for income taxes from continuing operations is as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Tax at U.S. federal income tax rate	$12,085	$(1,637)	$8,209
State taxes, net of federal income tax effect	1,010	(617)	486
Change in tax rate	(283)	(19)	9
Foreign Taxes	1,033	975	1,091
Adjustments to accrued income tax liabilities and uncertain tax positions	(1,045)	(1,487)	505
Valuation allowance	(943)	1,726	316
Intercompany interest	(1,103)	(1,434)	(1,831)
Goodwill impairment	—	—	8,061
Tax credits and incentives	(466)	(170)	(491)
Other	(284)	299	376

Provision (benefit) for income taxes	$10,004	$(2,364)	$16,731

The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. and federal jurisdiction as well as in various state and non-U.S. jurisdictions. In the normal course of business, the

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Company is subject to examination by taxing authorities in all of these jurisdictions. Generally, for U.S. income tax purposes, the Company is no longer subject to income tax examinations for the tax years prior to 2007. For the Company’s major non-U.S. jurisdictions, France, Germany, and the United Kingdom, the Company is no longer subject to income tax examinations prior to 2007. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Balance at beginning of period	$7,376	$6,213	$5,583
Increases related to prior year tax positions	353	1,767	2,134
Decreases related to prior year tax positions	—	—	(46)
Increases related to current year tax positions	277	87	72
Settlements	(363)	(33)	(398)
Lapse of statute of limitations	(1,305)	(658)	(1,132)

Balance at end of period	$6,338	$7,376	$6,213

At December 31, 2010, the Company had $9.0 million of net unrecognized tax benefits. If recognized, $8.3 million would reduce the Company’s effective tax rate and $0.7 million would reduce deferred tax assets resulting in no impact to the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $0.3 million, $0.4 million, and $1.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. The total amount of interest and penalties related to uncertain tax positions at December 31, 2010, 2009, and 2008 was $3.8 million, $3.5 million, and $3.1 million, respectively. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.

During 2010, the Company determined that the deferred tax impact of unrealized gains and losses on foreign exchange translation related to an inter-company loan had not been recognized in prior years. As a result, the net deferred tax liability was over-stated and the cumulative foreign currency translation adjustment was under-stated by $5.3 million at December 31, 2009 and $4.9 million at December 31, 2008. Additionally, the currency translation adjustment included in the statement of comprehensive income (loss) was overstated by $0.4 million for 2009 and $4.7 million in 2008. This non-cash adjustment did not impact any prior statements of operations, and the Company determined that the amounts were not material to its financial statements. The correction of the balances was made in 2010 by increasing other comprehensive income by $4.1 million with an offset to deferred income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Post-retirement obligations	$2,512	$2,502
Goodwill	1,739	3,550
Tax credits	2,557	2,781
Expenses not currently deductible	9,768	3,585
Net operating loss carryover	5,551	11,369
Other	1,094	1,034

Total deferred tax assets	23,221	24,821
Valuation allowance for deferred tax assets	(7,279)	(8,692)

Net deferred tax assets	15,942	16,129
Deferred tax liabilities:
Property, plant and equipment	15,939	16,257
Intangible assets	15,800	16,927
Other	324	1,327

Total deferred tax liabilities	32,063	34,511

Net deferred tax liabilities	$16,121	$18,382

At December 31, 2010 the Company had state net operating loss (NOL) carry forwards of $26.1 million, which expire between 2014 and 2030, and non U.S. NOL carryforwards of $15.4 million, of which $14.8 million have an unlimited carryforward period and the remaining $0.6 million expire between 2019 and 2027. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.6 million available to reduce future income taxes that expire between 2013 and 2029.

Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance of $7.3 million and $8.7 million as of December 31, 2010 and December 31, 2009, respectively, has been established due to the uncertainty of realizing the benefits of these net operating losses, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards, capital loss carryforwards, and state NOL carryforwards.

A provision has not been made for U.S. or additional non-U.S. taxes on $26.1 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S.

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

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Change in benefit obligation:
Obligation at beginning of period	$25,563	$26,676	$513	$2,583
Service cost	156	111	2	39
Interest cost	1,442	1,418	20	118
Curtailments, settlements and special termination benefits	189	—	—	(1,467)
Actuarial (gains) losses	2,640	(1,681)	(117)	(623)
Foreign exchange effect	(289)	66	—	—
Benefits paid	(5,603)	(1,027)	(82)	(137)

Obligation at end of period	$24,098	$25,563	$336	$513

Change in plan assets:
Fair value of plan assets, beginning of period	$15,701	$14,822	$—	$—
Actual return on plan assets	1,516	785	—	—
Employer contributions	1,676	1,121	82	137
Benefits paid	(5,603)	(1,027)	(82)	(137)

Fair value of plan assets, end of period	$13,290	$15,701	$—	$—

Funded status	$(10,808)	$(9,862)	$(336)	$(513)

Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—
Current liabilities	—	—	(113)	(108)
Non-current liabilities	(10,808)	(9,862)	(223)	(405)

Total	$(10,808)	$(9,862)	$(336)	$(513)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2010 and 2009 was $24.1 million

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

and $25.6 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $3.2 million and $3.3 million at December 31, 2010 and 2009, respectively.

Included in accumulated other comprehensive loss at December 31, 2010 and 2009, is $2.0 million (net of $1.1 million in taxes) and $0.5 million (net of $0.3 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2010 and 2009, presented above are as follows:

	2010	2009

Pension benefits	5.50%	5.75%
Other postretirement benefits	5.75%	5.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Other Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008

Service cost	$156	$111	$239	$2	$39	$58
Interest cost	1,442	1,418	1,561	20	118	213
Recognized net actuarial loss	—	—	—	(160)	(80)	(25)
Expected return on plan assets	(1,228)	(1,254)	(1,374)	—	—	—
Settlement/Curtailment/Special Termination Benefit	189	—	—	—	(1,467)	(924)
Amortization	(2)	(22)	(35)	(686)	(939)	(975)

Net periodic benefit (income) cost	$557	$253	$391	$(824)	$(2,329)	$(1,653)

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008

Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Expected return on plan assets	7.75%	8.5%	8.5%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A

The expected long-term rate of return on assets assumption is 7.75%. The assumption represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption reflects expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009 by asset category is as follows:

	2010	2009
	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Identical
	Assets (Level 1)	Assets (Level 1)

Asset Category
Equity
U.S. companies	$3,407	$2,749
International companies	1,010	397

Total equity	$4,417	$3,146
Fixed income
U.S. government	409	570
Mutual Funds
Investment grade	5,093	8,182
High yield	1,107	1,121
Other credit	2,099	2,114

Total fixed income	$8,708	$11,987
Cash and cash equivalents	165	568

Total assets at fair value	$13,290	$15,701

The asset allocations for the Company’s funded retirement plan at December 31, 2010 and 2009, respectively, and the target allocation for 2010, by asset category, are as follows:

	Allocation Percentage of
	Plan Assets at Year-End
	2010	2010	2009
	Actual	Target	Actual

Asset Category
Global Equity	25%	15% - 65%	29%
Investment Grade Mutual Funds	46%	10% - 60%	18%
High Yield Mutual Funds	8%	0% - 30%	10%
Emerging Market Debt	4%	0% - 20%	5%
Government Bonds	3%	0% - 40%	—
Dynamic Asset Allocation	13%	0% - 50%	31%
Cash	1%	0% - 20%	7%

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

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on the December 31, 2010 service and interest cost components	$99	$(98)
Effect on the December 31, 2010 post-retirement benefit obligation	$1,811	$(1,799)

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

	Pension	Postretirement
	Benefits	Benefits

Expected benefit payments (from plan assets)
2011	$944	$83
2012	975	57
2013	1,077	14
2014	1,173	5
2015	1,305	6
Thereafter	7,280	45

The Company contributed $1.5 million to its pension plan in 2010. The Company has minimum cash funding requirements associated with its pension plan which are estimated to be $1.3 million in 2011, $1.3 million in 2012, $1.4 million in 2013, and $1.3 million in 2014.

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

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to seventy-five percent of their compensation to the plan on a pre-tax basis. During 2009, the Company made matching contributions equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution (including for non-contributing employees). Effective February 2009, the Company’s matching contribution was temporarily suspended and effective July 2009, the Company’s unilateral contribution was suspended. The Company reinstated both the matching and unilateral contributions by July 2010. The Company’s expense associated with the defined contribution plans was $2.4 million and $1.0 million during the years ended December 31, 2010 and 2009, respectively.

9.	Long-Term Debt

	December 31,	December 31,
	2010	2009

Debt:
Revolving Credit Agreement	$—	$—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,372	3,144
Capital leases	1,257	1,821
Less: debt discount , net of accretion	(2,427)	(2,716)

Total debt	$216,502	$217,549

Less current portion of long term debt	3,393	1,059

Total long-term debt	$213,109	$216,490

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Senior Secured Notes

In 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes is payable semiannually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other assets). The principal balance of the Senior Secured Notes matures on December 1, 2016.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contains covenants which restrict our subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay cash dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. There are no financial covenants associated with the Senior Secured Notes.

Tender Offer

The Company used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem the Company’s 9% Senior Secured Notes (the “Old Senior Secured Notes”). On November 10, 2009, the Company commenced a cash tender offer to repurchase any and all of its outstanding Old Senior Secured Notes as of the date thereof at a price equal to $1,000.00 per $1,000 principal amount of notes tendered, plus an early tender premium of $25.00 per $1,000 principal amount of notes tendered, payable on notes tendered before the early tender deadline. Holders who tendered their Old Senior Secured Notes also agreed to waive any rights to written notice of redemption. With respect to any Old Senior Secured Notes that were not tendered, Altra Holdings redeemed all Old Senior Secured Notes that remained outstanding after the expiration of the tender offer by issuing a notice of redemption on the early tender deadline. On the early tender deadline, Altra Holdings satisfied and discharged all of its obligations under the indenture governing the Old Senior Secured Notes by depositing funds with the depositary in an amount sufficient to pay and discharge any remaining indebtedness on the Old Senior Secured Notes upon the consummation of the tender offer.

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility, (the “Revolving Credit Agreement”), that provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility, (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility, (the “Old TB Wood’s Revolving Credit Agreement”). The Company can borrow up to $37.5 million under the Revolving Credit Agreement without being required to comply with any financial covenants under the agreement. The Company may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 25, 2012.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

There were no borrowings under the Revolving Credit Agreement at December 31, 2010 and 2009, however, the lender had issued $10.1 million and $10.4 million of outstanding letters of credit on behalf of the Company as of December 31, 2010 and 2009, respectively.

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

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of December 31, 2010) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Company currently is in the process of trying to sell the Chattanooga facility and has classified these Variable Rate Demand Revenue Bonds as current in the accompanying balance sheet.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company re-financed the mortgage. The Company borrowed an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of December 31, 2010 and 2009, the mortgage has a remaining principal of €1.8 million or

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

$2.4 million, and €2.2 million or $3.1 million, respectively and an interest rate of 2.9% and is payable in monthly installments over the next six years.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.3 million and $1.8 million at December 31, 2010 and 2009, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Old Revolving Credit Agreement

Prior to entering into the Revolving Credit Agreement, the Company maintained the Old Revolving Credit Agreement, a $30 million revolving borrowings facility with a commercial through its wholly owned subsidiary Altra Industrial. The Old Revolving Credit Agreement was subject to certain limitations resulting from the requirement of Altra Industrial to maintain certain levels of collateralized assets, as defined in the Old Revolving Credit Agreement. Altra Industrial was in compliance with all covenant requirements associated with the Old Revolving Credit Agreement as of the date of refinancing.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2010, 2009, or 2008 under any of the overdraft agreements.

Old Senior Secured Notes

On November 30, 2004, Altra Industrial issued the Old Senior Secured Notes, with a face value of $165.0 million. Interest on the Old Senior Secured Notes was payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%.

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

10.	Stockholders’ Equity

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

As of December 31, 2010, there were 90,000,000 shares of common stock authorized and 26,466,216 outstanding.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2010 or 2009.

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

The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general, and administrative expense) during the year ended December 31, 2010, 2009 and 2008 was $2.1 million ($1.4 million, net of tax), $3.2 million ($2.2 million, net of tax), and $2.0 million ($1.3 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Restricted shares unvested January 1, 2010	560,081	$6.55
Shares granted	211,125	$10.57
Shares forfeited	(4,817)	$9.55
Shares for which restrictions lapsed	(478,803)	$6.42

Restricted shares unvested December 31, 2010	287,586	$9.66

Total remaining unrecognized compensation cost is approximately $2.3 million as of December 31, 2010, and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed during 2010 was $6.3 million.

11.	Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the year ended December 31, 2010, 2009 and 2008.

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

Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales
	Year Ended			Property, Plant and Equipment
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009

North America (primarily U.S.)	$380,588	$326,872	$451,235	$80,395	$79,816
Europe	109,749	100,345	154,463	21,392	22,904
Asia and other	29,825	25,629	29,638	3,511	2,883

Total	$520,162	$452,846	$635,336	$105,298	$105,603

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2010 and 2009 were $92.3 million and $76.8 million, respectively.

The Company has not provided specific product line sales as our current ERP accounting systems do not allow us to readily determine groups of similar product sales.

Approximately 17.9% of the Company’s labor force (5.8% and 62.8% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. Three of the agreements will expire on, June 2011, September 2011, and October 2013, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

12.	Restructuring, Asset Impairment and Transition Expenses

During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (the “2007 Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The TB Wood’s Plan was initially formulated at the time of the TB Wood’s acquisition and therefore an accrual was recorded as part of purchase price accounting. The total restructuring charges for the year ended December 31, 2008 for the TB Wood’s Plan and the 2007 Altra Plan were $2.3 million, primarily comprised of costs associated with the termination of certain individuals whose positions with the Company were determined to be redundant. These moving and relocation costs are recognized in the period in which the liability is incurred. There were no costs incurred in 2009 or 2010 under the 2007 Altra Plan or the TB Wood’s Plan.

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

The Company recorded $2.7 million and $7.3 million in restructuring charges associated with the 2009 Altra Plan in 2010 and 2009, respectively. In 2010 and 2009, the Company recorded $1.2 million and $4.2 million of severance charges associated with the announcement of certain plant closings and the reduction of the workforce due to the economic condition s at the time. In addition, the Company recorded two asset impairments.

The first was associated with the announcement that the Company would be closing its facility in Mt. Pleasant, Michigan and relocating the manufacturing to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $1.4 million was written down to the fair value of $0.7 million, resulting in an impairment charge of $0.7 million. The Company estimated the fair value using observable inputs (level 2) by reviewing sale prices of comparable buildings in the Mt. Pleasant, Michigan area. The relocation was completed at the end of 2009.

The second was associated with the announcement that the Company would be closing its manufacturing facility in South Beloit, Illinois and relocating the manufacturing operations to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $2.1 million was written down to the fair value of $1.5 million, resulting in an impairment charge of $0.6 million. The Company estimated the fair value using observable inputs (level 2). The Company reviewed sales prices of comparable buildings in the South Beloit, Illinois area. The Company considers the facility to be substantially closed with the exception of the one remaining production line which is expected to remain open until the third quarter of 2012. In September 2009, the Company negotiated a plant closing agreement with the local union at the South Beloit facility. The Company agreed to pay approximately $0.7 million in severance and performance bonuses to those employees who remain employed through their termination date. The Company paid those amounts in the fourth quarter of 2009 through the first quarter of 2010.

The Company’s total restructuring expense, by major component for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	2009	2009		TB
	Altra	Altra	Altra	Wood’s
	Plan	Plan	Plan	Plan	Total

Expenses
Moving and relocation	$455	$332	$563	$89	$652
Severance	1,192	4,213	1,471	—	1,471
Other	738	232	—	—	—

Total cash expenses	2,385	4,777	2,034	89	2,123

Loss on disposal of fixed assets	341	2,509	187	—	187

Total restructuring expenses	$2,726	$7,286	$2,221	$89	$2,310

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

All Plans

Balance at December 31, 2008	$1,321
Restructuring expense incurred	7,286
Cash payments	(5,183)
Non-cash loss on impairment of fixed assets	(2,509)

Balance at December 31, 2009	$915

Restructuring expense incurred	2,726
Cash payments	(3,141)
Non-cash loss on impairment of fixed assets	(341)

Balance at December 31, 2010	$159

The Company expects to incur between $0.2 million and $0.5 million of additional restructuring expense in 2011.

13.	Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases

2011	$4,127	$855
2012	3,517	393
2013	2,574	26
2014	1,979	—
2015	1,013	—
Thereafter	4,715	—

Total lease obligations	$17,925	$1,274

Less amounts representing interest		(17)

Present value of minimum capital lease obligations		$1,257

Net rent expense under operating leases for the years ended December 31, 2010, 2009, and 2008 was approximately $4.9 million, $4.8 million, and $5.5 million, respectively.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of December 31, 2010 and 2009, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.

The Company also risks exposure to product liability claims in connection with products it has sold and those sold by businesses that the Company acquired. Although in some cases third parties have retained responsibility for product liabilities relating to products manufactured or sold prior to the acquisition of the relevant business and in other cases the persons from whom the Company has acquired a business may be required to indemnify the Company for certain product liability claims subject to certain caps or limitations on indemnification, the Company cannot assure that those third parties will in fact satisfy their obligations with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which the Company is obligated were not retained by third parties or are not subject to these indemnities, the Company could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liabilities or are required to indemnify the Company, significant claims arising from products that have been acquired could have a material adverse effect on the Company’s ability to realize the benefits from an acquisition, could result in the reduction of the value of goodwill that the Company recorded in connection with an acquisition, or could otherwise have a material adverse effect on the Company’s business, financial condition, or operations.

Environmental

Currently, the Company is not undertaking any remediation or investigations and the costs or liability in connection with potential contamination conditions at the Company’s facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements.

Other Matters

The state of New York Workers’ Compensation Board (the “Board”) has demanded payment from one of the Company’s business units of certain amounts the Board alleges are owed in connection with that business unit’s past participation in a workers’ compensation insurance trust. The amount claimed is currently immaterial and is subject to further adjustment and proceedings. The total amount of potential liability cannot be reasonably estimated as of December 31, 2010.

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

14.	Unaudited Quarterly Results of Operations:

Year ended December 31, 2010

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net Sales	$130,538	$128,930	$132,988	$127,706
Gross Profit	37,840	38,641	40,127	37,403
Net income	5,373	6,574	6,839	5,739
Earnings per share — Basic
Net income	$0.20	$0.25	$0.26	$0.22
Earnings per share — Diluted
Net income	$0.19	$0.25	$0.26	$0.22

Year ended December 31, 2009

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net Sales	$111,663	$104,766	$111,877	$124,540
Gross Profit	32,788	28,572	29,458	32,203
Net income (loss)	(2,614)	648	(1,766)	1,418
Earnings per share — Basic
Net income (loss)	$(0.10)	$0.02	$(0.07)	$0.05
Earnings per share — Diluted
Net income (loss)	$(0.10)	$0.02	$(0.07)	$0.05

15.	Guarantor Subsidiaries

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2010

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$37,125	$35,598	$—	$72,723
Trade receivables, less allowance for doubtful accounts	—	44,020	23,383	—	67,403
Loans receivable from related parties	204,667	—	—	(204,667)	—
Inventories	—	63,226	24,991	—	88,217
Deferred income taxes	—	3,813	601	—	4,414
Assets held for sale	—	1,484	—	—	1,484
Income tax receivable	—	4,126	—	—	4,126
Prepaid expenses and other current assets	—	2,282	1,886	—	4,168
Total current assets	204,667	156,076	86,459	(204,667)	242,535
Property, plant and equipment, net	—	74,956	30,342	—	105,298
Intangible assets, net	—	54,321	14,929	—	69,250
Goodwill	—	56,446	20,451	—	76,897
Deferred income taxes	—	—	82	—	82
Investment in subs	163,069	—	—	(163,069)	—
Other non-current assets	6,020	7,905	115	—	14,040

Total assets	$373,756	$349,704	$152,378	$(367,736)	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$26,497	$14,315	$—	$40,812
Accrued payroll	—	12,364	6,122	—	18,486
Accruals and other current liabilities	1,422	15,458	7,262	—	24,142
Deferred income taxes	—	—	59	—	59
Current portion of long-term debt	—	3,028	365	—	3,393
Loans payable to related parties	—	185,768	18,899	(204,667)	—

Total current liabilities	1,422	243,115	47,022	(204,667)	86,892
Long-term debt — less current portion and net of unaccreted discount and premium	207,582	3,338	2,189	—	213,109
Deferred income taxes	—	13,043	7,515	—	20,558
Pension liabilities	—	7,596	3,212	—	10,808
Other post retirement benefits	—	223	—	—	223
Long-term taxes payables	—	10,892	—	—	10,892
Other long-term liabilities	—	762	106	—	868
Total stockholders’ equity	164,752	70,735	92,334	(163,069)	164,752

Total liabilities and stockholders’ equity	$373,756	$349,704	$152,378	$(367,736)	$508,102

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Income

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$388,494	$168,975	$(37,307)	$520,162
Cost of sales	—	285,758	117,700	(37,307)	366,151

Gross profit	—	102,736	51,275	—	154,011
Selling, general and administrative expenses	46	61,321	28,111	—	89,478
Research and development expenses	—	3,874	2,857	—	6,731
Restructuring costs	—	1,735	991	—	2,726
Income (loss) from operations	(46)	35,806	19,316	—	55,076
Interest expense, net	18,060	1,483	95	—	19,638
Other non-operating expense, net	—	839	70	—	909
Equity in earnings of subsidiaries	34,213	—	—	(34,213)	—

Income before income taxes	16,107	33,484	19,151	(34,213)	34,529
Provision for income taxes	(5,354)	11,719	3,639	—	10,004

Net income (loss)	21,461	21,765	15,512	(34,213)	24,525

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Income

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$332,311	$150,146	$(29,611)	$452,846
Cost of sales	—	250,857	108,579	(29,611)	329,825

Gross profit	—	81,454	41,567	—	123,021
Selling, general and administrative expenses	17	50,999	30,101	—	81,117
Research and development expenses	—	3,950	2,311	—	6,261
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Loss on sale/disposal of assets	—	142	403	—	545
Restructuring costs	—	4,359	2,927	—	7,286

Income (loss) from operations	(17)	23,471	5,825	—	29,279
Interest expense, net	1,769	31,109	98	—	32,976
Other non-operating (income) expense, net	—	356	625	—	981
Equity in earnings of subsidiaries	(1,880)	—	—	1,880	—

Income (loss) from continuing operations before income taxes	(3,666)	(7,994)	5,102	1,880	(4,678)
Provision (benefit) for income taxes	(1,352)	(2,798)	1,786	—	(2,364)

Income (loss) from continuing operations	(2,314)	(5,196)	3,316	1,880	(2,314)
Net loss from discountinued operations	—	—	—	—	—

Net income (loss)	$(2,314)	$(5,196)	$3,316	$1,880	$(2,314)

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

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	$24,525	$21,765	$15,512	$(37,277)	$24,525
Undistributed equity in earnings of subsidiaries	(37,277)	—	—	37,277	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	11,893	3,117	—	15,010
Amortization of intangible assets	—	4,136	890	—	5,026
Amortization of deferred financing costs	652	492	—	—	1,144
Loss on foreign currency, net	—	—	313	—	313
Accretion of debt discount	303	—	—	—	303
Fixed asset imapriment	—	195	165	—	360
Pension settlement loss	—	189	—	—	189
Deferred income tax provision (benefit)	—	8,411	(1,754)	—	6,657
Stock based compensation	—	2,136	—	—	2,136
Changes in assets and liabilities:
Trade receivables	—	(8,529)	(5,011)	—	(13,540)
Inventories	—	(12,295)	(4,524)	—	(16,819)
Accounts payable and accrued liabilities	879	13,909	6,830	—	21,618
Other current assets and liabilities	—	(419)	(376)	—	(795)
Other operating assets and liabilities	—	(3,551)	188	—	(3,363)

Net cash (used in) provided by operating activities	(10,918)	38,332	15,350	—	42,764

Cash flows from investing activities
Purchase of property, plant, and equipment	—	(14,036)	(3,259)	—	(17,295)
Payments for prior year acquisitions	—	—	(532)	—	(532)

Net cash used in investing activities	—	(14,036)	(3,791)	—	(17,827)

Cash flows from financing activities
Payment of debt issuance costs	(278)	(211)	—	—	(489)
Payments for prior year acquisitions	—	(645)	—	—	(645)
Shares repurchased for tax withholdings	(919)	—	—	—	(919)
Payments on capital leases	—	(551)	(113)	—	(664)
Payments on mortgages	—	—	(642)	—	(642)
Change in affiliate debt	12,114	(5,508)	(6,606)	—	—

Net cash provided by financing activities	10,917	(6,915)	(7,361)	—	(3,359)

Effect of exchange rate changes on cash and cash equivalents	—	—	(352)		(352)

Net change in cash and cash equivalents	(1)	17,381	3,846	—	21,226
Cash and cash equivalents at beginning of year	1	19,744	31,752		51,497

Cash and cash equivalents at end of period	$—	$37,125	$35,598	$—	$72,723

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(2,314)	$(5,196)	$3,316	$1,880	$(2,314)
Undistributed equity in earnings of subsidiaries	1,880	—	—	(1,880)	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	12,032	4,502	—	16,534
Amortization of intangible assets	—	4,129	1,409	—	5,538
Amortization and write-offs of deferred loan costs	77	3,985		—	4,062
Gain on foreign currency, net	—	270	834	—	1,104
Accretion of debt discount and premium, net	33	1,879	—	—	1,912
Fixed asset impairment	—	2,023	868	—	2,891
Deferred income tax		(1,778)	(26)	—	(1,804)
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	3,267	—	—	3,267
Changes in assets and liabilities:
Trade receivables	—	9,210	10,057	—	19,267
Inventories	—	20,708	7,472	—	28,180
Accounts payable and accrued liabilities	1,735	(11,168)	(8,491)	—	(17,924)
Other current assets and liabilities	—	167	209	—	376
Other operating assets and liabilities	—	(158)	(76)	—	(234)

Net cash provided by operating activities	1,411	37,903	20,074	—	59,388

Cash flows from investing activities
Purchase of fixed assets	—	(8,166)	(1,028)	—	(9,194)

Net cash used in investing activities	—	(8,166)	(1,028)	—	(9,194)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(4,950)	—	—	(4,950)
Payments on 9% Senior Secured Notes	—	(242,500)	—	—	(242,500)
Proceeds from 8 1/8% Senior Secured Notes, net of discount	207,251	—	—	—	207,251
Proceeds from mortgage	—	—	1,467	—	1,467
Shares repurchased	(319)	—	—	—	(319)
Payments on revolving credit agreement	—	(6,000)	—	—	(6,000)
Payments of note issuance costs	(6,472)	(1,089)	—	—	(7,561)
Payments on mortgages	—	—	(584)	—	(584)
Change in affiliate debt	(201,871)	220,754	(18,883)	—	—
Payment on capital leases	—	(640)	(180)	—	(820)

Net cash used in financing activities	(1,411)	(34,425)	(18,180)	—	(54,016)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,246	—	3,246

Net change in cash and cash equivalents	—	(4,688)	4,112	—	(576)
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$19,744	$31,752	$—	$51,497

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$6,494	$(11,415)	$17,909	$(6,494)	$6,494
Undistributed equity in earnings of subsidiaries	(6,494)	—	—	6,494	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	11,071	4,308	—	15,379
Amortization of intangible assets	—	4,120	1,569	—	5,689
Amortization and write-offs of deferred loan costs	—	2,133	—	—	2,133
Gain on foreign currency, net	—	(2,470)	(2,579)	—	(5,049)
Accretion of debt discount and premium, net	—	898	—	—	898
Loss on sale of Electronics Division	—	224	—	—	224
Loss on sale of fixed assets	—	790	794	—	1,584
Goodwill impairment	—	29,912	1,898	—	31,810
Other post employment benefit plan settlement gain	—	(925)	—	—	(925)
Deferred income tax provision	—	92	1,309	—	1,401
Stock based compensation	—	1,951	—	—	1,951
Changes in assets and liabilities:
Trade receivables	—	4,887	(5,820)	—	(933)
Inventories	—	(1,584)	(490)	—	(2,074)
Accounts payable and accrued liabilities	—	(14,618)	1,350	—	(13,268)
Other current assets and liabilities	—	(1,979)	3,248	—	1,269
Other operating assets and liabilities	—	(43)	(1,426)	—	(1,469)

Net cash provided by operating activities	—	23,044	22,070	—	45,114

Cash flows from investing activities
Purchase of fixed assets	—	(13,537)	(5,752)	—	(19,289)
Proceeds from the sale of Electronics	—	17,310	—	—	17,310
Payments for prior year acquisitions	—	(1,708)	—	—	(1,708)

Net cash used in investing activities	—	2,065	(5,752)	—	(3,687)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(1,346)	—	—	(1,346)
Payments on the 9% Senior Secured Notes	—	(27,500)	—	—	(27,500)
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments received to Parent Company	—	11,900	—	(11,900)	—
Payments on mortgages	—	—	(266)	—	(266)
Change in affiliate debt	(11,900)	14,509	(14,509)	11,900	—
Payment on capital leases	—	(596)	(329)	—	(925)

Net cash (used in) provided by financing activities	(11,900)	(4,756)	(15,104)	—	(31,760)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,401)	—	(3,401)

Net change in cash and cash equivalents	(11,900)	20,353	(2,187)	—	6,266
Cash and cash equivalents at beginning of year	11,901	4,079	29,827	—	45,807

Cash and cash equivalents at end of period	$1	$24,432	$27,640	$—	$52,073

ALTRA HOLDINGS, INC.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands (unless otherwise noted)

16.	Subsequent Events

In February 2011, the Company announced that it had signed a definitive agreement to acquire certain assets of Danfoss Bauer GmbH (“Bauer”) relating to its gearmotor business for a cash consideration of 43.1 million Euro, subject to adjustments for working capital and other items, which is payable at closing. The finalization of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals, and is expected to take place during the second quarter of 2011.

Bauer is a European manufacturer of high-quality gearmotors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. In addition to a presence in Germany, the company has a well-established sales network in 15 additional countries in Western and Eastern Europe, China, and the United States.

In February 2011, the Company’s Board of Directors approved the grant of 114,770 shares of restricted common stock under the Amended 2004 Equity Incentive Plan, as amended, to certain members of management and independent directors of the Company.

On February 24, 2011, The Company entered into Amendment No. 1 to Credit Agreement and Waiver and Consent with the lender under the Revolving Credit Agreement to permit the Company to fund and consummate the Bauer Acquisition using certain proceeds of the Revolving Credit Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

As of December 31, 2010, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)	Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Altra Holdings, Inc.
Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the index at Item 15, as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2011

(c)	Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2011 Proxy Statement to be filed no later than 120 days after December 31, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2011 Proxy Statement to be filed no later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2011 Proxy Statement to be filed no later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2011 Proxy Statement to be filed no later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2011 Proxy Statement to be filed no later than 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

i. Consolidated Balance Sheets at of December 31, 2010 and 2009

ii. Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Fiscal Years ended December 31, 2010, 2009 and 2008

iii. Consolidated Statements of Stockholders’ Equity as of December 31, 2010

iv. Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2010, 2009 and 2008

v. Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2010 and 2009

vi. Condensed Consolidated Financial Statements of the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

(2) Financial Statement Schedule

ii. Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Number		Description

2	.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2	.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2	.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2	.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
2	.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.
3	.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3	.2(8)	Amended and Restated Bylaws of Altra Holdings, Inc.
4	.1(4)	Form of Common Stock Certificate
4	.2(11)	Form of 8 1/8% Senior Secured Notes due 2016
4	.3(11)	Indenture, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
4	.4(11)	Registration Rights Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
10	.1(3)	Subscription Agreement, dated November 30, 2004, among Altra Holdings, Inc., the preferred purchasers and the common purchasers as listed therein
10	.2(6)	Employment Agreement, dated as of December 14, 2007, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch†
10	.3(7)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt†
10	.4(9)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson†
10	.5(8)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers†
10	.6(8)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers†
10	.7(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.8(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.9(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan†
10	.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement†
10	.11(4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt†
10	.12(11)	Purchase Agreement, dated November 16, 2009 among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
10	.13(12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10	.14(12)	Patent Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.#
10	.15(12)	Trademark Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10	.16(12)	Credit Agreement, dated as of November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Borrowers, Altra Holdings, Inc., as Guarantor, the lenders listed therein, J.P. Morgan Securities, Inc., as sole lead arranger and sole book runner, and JPMorgan Chase Bank, N.A., as Administrative Agent #

Number		Description

10	.17(12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10	.18(12)	Patent Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.#
10	.19(12)	Trademark Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.
10	.20(12)	Intercreditor and Lien Subordination Agreement among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain of their subsidiaries, JPMorgan Chase Bank, N.A., and The Bank of New York Mellon Trust Company, N.A.
21.1		Subsidiaries of Altra Holdings, Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm
23.2		Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2009.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2010.

(12)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Item 14(a)(2)

ALTRA HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of			Balance at
Reserve for Uncollectible Accounts:	Period	Additions	Deductions	End of Period

For the year ended December 31, 2008	$1,548	$935	$(1,206)	$1,277
For the year ended December 31, 2009	$1,277	$572	$(415)	$1,434
For the year ended December 31, 2010	$1,434	$256	$(579)	$1,111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

February 28, 2011	By: /s/ Carl R. Christenson Name: Carl R. Christenson Title: Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2011	By: /s/ Carl R. Christenson Name: Carl R. Christenson Title: Chief Executive Officer & Director

February 28, 2011	By: /s/ Christian Storch Name: Christian Storch Title: Chief Financial Officer

February 28, 2011	By: /s/ Todd B. Patriacca Name: Todd B. Patriacca Title: Chief Accounting Officer

February 28, 2011	By: /s/ Michael L. Hurt Name: Michael L. Hurt Title: Executive Chairman & Director

February 28, 2011	By: /s/ Edmund M. Carpenter Name: Edmund M. Carpenter Title: Director

February 28, 2011	By: /s/ Lyle G. Ganske Name: Lyle G. Ganske Title: Director

February 28, 2011	By: /s/ Michael S. Lipscomb Name: Michael S. Lipscomb Title: Director

February 28, 2011	By: /s/ Larry P. McPherson Name: Larry P. McPherson Title: Director

February 28, 2011	By: /s/ James H. Woodward, Jr. Name: James H. Woodward, Jr. Title: Director

Exhibit Index

Number	Description

21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002