Form 10-K/A
period 2010-12-31
Altra Holdings, Inc.
filed 2011-03-10
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
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
As of February 24, 2011, there were 26,866,698 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document Altra Holdings, Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders	Part of Form 10-K into which Incorporated Part III

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
Altra Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (the “Original Form 10-K”). This amendment is being filed solely to file amended certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error that appeared in the certifications filed with the Original Form 10-K, which inadvertently referred to an incorrect date. This Form 10-K/A amends and restates in its entirety Item 15(a)(3) and the Exhibit Index of the Original Form 10-K. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
(3) Exhibits

Number	Description
2.1 (1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.

2.2 (1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.

2.3 (2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein

2.4 (3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein

2.5 (5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.

3.1 (4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2 (8)	Amended and Restated Bylaws of Altra Holdings, Inc.

4.1 (4)	Form of Common Stock Certificate

4.2 (11)	Form of 8 1/8% Senior Secured Notes due 2016

4.3 (11)	Indenture, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

4.4 (11)	Registration Rights Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto

10.1 (3)	Subscription Agreement, dated November 30, 2004, among Altra Holdings, Inc., the preferred purchasers and the common purchasers as listed therein

10.2 (6)	Employment Agreement, dated as of December 14, 2007, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch †

10.3 (7)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt †

10.4 (9)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson †

10.5 (8)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers †

Number	Description
10.6 (8)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers †

10.7 (1)	Altra Holdings, Inc. 2004 Equity Incentive Plan †

10.8 (3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †

10.9 (4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †

10.10 (1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement †

10.11 (4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt †

10.12 (11)	Purchase Agreement, dated November 16, 2009 among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto

10.13 (12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A. #

10.14 (12)	Patent Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A. #

10.15 (12)	Trademark Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

10.16 (12)	Credit Agreement, dated as of November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Borrowers, Altra Holdings, Inc., as Guarantor, the lenders listed therein, J.P. Morgan Securities, Inc., as sole lead arranger and sole book runner, and JPMorgan Chase Bank, N.A., as Administrative Agent #

10.17 (12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A. #

10.18 (12)	Patent Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A. #

10.19 (12)	Trademark Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.

10.20 (12)	Intercreditor and Lien Subordination Agreement among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain of their subsidiaries, JPMorgan Chase Bank, N.A., and The Bank of New York Mellon Trust Company, N.A.

21.1*	Subsidiaries of Altra Holdings, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

Number	Description
(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2009.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2010.

(12)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Previously filed with the Original Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
March 10, 2011	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chief Executive Officer & Director

Exhibit Index

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002