Form 10-Q
period 2011-04-02
Altra Holdings, Inc.
filed 2011-05-02
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, 26,864,828 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1.	Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	April 2,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,522	$72,723
Trade receivables, less allowance for doubtful accounts of $1,188 and $1,111 at April 2, 2011 and December 31, 2010, respectively	87,042	67,403
Inventories	92,851	88,217
Deferred income taxes	4,414	4,414
Income tax receivable	3,364	4,126
Assets held for sale (note 8)	1,484	1,484
Prepaid expenses and other current assets	6,905	4,168

Total current assets	341,582	242,535

Property, plant and equipment, net	105,551	105,298
Intangible assets, net	68,620	69,250
Goodwill	77,938	76,897
Deferred income taxes	82	82
Other non-current assets, net	16,207	14,040

Total assets	$609,980	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,659	$40,812
Accrued payroll	12,584	18,486
Accruals and other current liabilities	28,055	24,142
Deferred income taxes	59	59
Current portion of long-term debt	3,377	3,393

Total current liabilities	87,734	86,892

Long-term debt — less current portion and net of unaccreted discount	273,824	213,109
Deferred income taxes	29,532	20,558
Pension liablities	10,827	11,031
Long-term taxes payable	11,013	10,892
Other long-term liabilities	878	868
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,495,049 and 26,466,216 issued and outstanding at April 2, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	149,139	133,861
Retained earnings	56,258	45,536
Accumulated other comprehensive income	(9,251)	(14,671)

Total stockholders’ equity	196,172	164,752

Total liabilities and stockholders’ equity	$609,980	$508,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended
	April 2,	April 3,
	2011	2010
	(Unaudited)
Net sales	$159,847	$127,706
Cost of sales	112,012	90,303

Gross profit	47,835	37,403

Operating expenses:
Selling, general and administrative expenses	25,516	20,972
Research and development expenses	2,317	1,779
Restructuring costs	—	1,046

	27,833	23,797

Income from operations	20,002	13,606

Other non-operarting income and expense:
Interest expense, net	5,163	4,940
Other non-operating expense (income), net	(286)	295

	4,877	5,235

Income before income taxes	15,125	8,371
Provision for income taxes	4,403	2,632

Net income	$10,722	$5,739

Consolidated Statement of Comprehensive Income
Foreign currency translation adjustment	5,420	(3,646)

Comprehensive income	$16,142	$2,093

Weighted average shares, basic	26,487	26,343
Weighted average shares, diluted	26,608	26,425

Net income per share:
Basic	$0.40	$0.22
Diluted	$0.40	$0.22
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Quarter Ended
	April 2, 2011	April 3, 2010
	(Unaudited)
Cash flows from operating activities
Net income	$10,722	$5,739
Adjustments to reconcile net income to net cash flows:
Depreciation	4,054	4,159
Amortization of intangible assets	1,364	1,383
Amortization and write-offs of deferred financing costs	329	172
Loss on foreign currency, net	51	314
Accretion of debt discount, net	300	73
Stock-based compensation	700	548
Changes in assets and liabilities:
Trade receivables	(20,402)	(15,037)
Inventories	(3,508)	(1,569)
Accounts payable and accrued liabilities	2,070	14,522
Other current assets and liabilities	(2,643)	(2,002)
Other operating assets and liabilities	(337)	(128)

Net cash provided by (used in) operating activities	(7,300)	8,174

Cash flows from investing activities
Purchase of property, plant and equipment	(2,754)	(2,694)
Additional purchase price paid for acquisition	—	(1,177)

Net cash used in investing activities	(2,754)	(3,871)

Cash flows from financing activities

Payment of debt issuance costs	(3,404)	(63)
Proceeds from issuance of Convertible Notes	85,000	—
Shares surrendered for tax withholdings	(62)	(288)
Payment on mortgages	(131)	(121)
Net payments on capital leases	(186)	(175)

Net cash provided by (used in) financing activities	81,217	(647)

Effect of exchange rate changes on cash and cash equivalents	1,636	(1,587)

Net change in cash and cash equivalents	72,799	2,069
Cash and cash equivalents at beginning of year	72,723	51,497

Cash and cash equivalents at end of period	$145,522	$53,566

Cash paid during the period for:
Interest	$74	$398
Income taxes	$3,286	$192
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 2, 2011 and December 31, 2010, and results of operations and cash flows for the quarters ended April 2, 2011 and April 3, 2010.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes was $210.0 million at each of April 2, 2011 and December 31, 2010. The estimated fair value of the 8 1/8% Senior Secured Notes at April 2, 2011 and December 31, 2010 was $226.8 million and $221.0 million, respectively, based on quoted market prices for such notes.
The carrying amount of the 2.75% Convertible Senior Notes was $85.0 million at April 2, 2011. The estimated fair value of the 2.75% Convertible Senior Notes at April 2, 2011, was $92.9 million, based on quoted market prices for such notes.
Included in cash and cash equivalents as of April 2, 2011 and December 31, 2010 are money market fund investments of $109.5 million and $34.0 million, respectively, which are reported at fair value.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	April 2,	April 3,
	2011	2010

Net income	$10,722	$5,739

Shares used in net income per common share — basic	26,487	26,343

Incremental shares of unvested restricted common stock	121	82

Shares used in net income per common share — diluted	26,608	26,425

Earnings per share:
Basic	$0.40	$0.22
Diluted	$0.40	$0.22
The Company excluded 784,890 shares related to the Convertible Senior Notes (See Note 11) from the above earnings per share calculation as these shares were anti-dilutive.
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at April 2, 2011 and December 31, 2010 consisted of the following:

	April 2,	December 31,
	2011	2010
Raw materials	$34,744	$32,826
Work in process	18,278	16,223
Finished goods	39,829	39,168

Inventories	$92,851	$88,217

Approximately 13% of total inventories were valued using the LIFO method as of April 2, 2011 and approximately 12% of total inventories were valued using the LIFO method as of December 31, 2010. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended April 2, 2011 and April 3, 2010.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2010 through April 2, 2011 were as follows:

2011
Gross goodwill balance as of January 1	$108,707
Impact of changes in foreign currency	1,041

Gross goodwill balance as of April 2	109,748

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of April 2	(31,810)

Net goodwill balance April 2, 2011	$77,938

Other intangible assets as of April 2, 2011 and December 31, 2010 consisted of the following:

	April 2, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	24,952	62,038	23,821
Product technology and patents	5,435	5,152	5,435	4,919
Impact of changes in foreign currency	521		(213)	—

Total intangible assets	$98,724	$30,104	$97,990	$28,740

The Company recorded $1.4 million of amortization expense in each of the quarters ended April 2, 2011 and April 3, 2010.
The estimated amortization expense for intangible assets is approximately $4.1 million for the remainder of 2011, $5.5 million in 2012, and $5.0 million in each of the next three years and then $13.3 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Warranty Costs
The contractual warranty period generally ranges from three months to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended April 2, 2011 and April 3, 2010 are as follows:

	April 2,	April 3,
	2011	2010

Balance at beginning of period	$3,583	$4,047
Accrued current period warranty expense	566	387
Payments	(1,291)	(756)

Balance at end of period	$2,858	$3,678

8. Assets Held for Sale
In October 2010, the Company entered into a purchase and sale agreement for the Chattanooga, Tennessee facility. The Company recorded a $0.1 million impairment of the Chattanooga facility in 2010 based on the estimated fair value as reflected by the quoted price listed in the purchase and sale agreement (level 2). As of April 2, 2011, the building is classified as an asset held for sale and the associated debt of $2.3 million is classified as current in the condensed consolidated balance sheet. The sale of the Chattanooga facility closed on April 14, 2011 for a purchase price of $1.5 million and, prior to closing, the associated debt was repaid.
9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended April 2, 2011 and April 3, 2010, were based upon management’s best estimate of the effective tax rate for the entire year. The 2011 provision for income taxes, as a percentage of income before taxes, was lower than that of 2010, primarily due to a favorable discrete tax benefit recognized in the first quarter of 2011, and a higher Section 199 manufacturing deduction benefit. During the first quarter of 2011, the Company received a $0.6 million refund of foreign withholding taxes paid that was previously determined to be more likely than not uncollectible. Upon receipt of the refund, the Company reversed its valuation allowance associated with the receivable. This was partially offset by a 2010 unrecognized tax benefit of $0.3 million related primarily to the expiration of the statute of limitations in a non-U.S. jurisdiction.
At April 2, 2011, the Company had $9.1 million of net unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2010 and April 2, 2011, the Company had $3.8 million and $3.9 million of accrued interest and penalties, respectively. The Company accrued $0.1 million of interest and no penalties during the quarter ended April 2, 2011.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended April 2, 2011 and April 3, 2010:

	Quarter Ended
	Pension Benefits		Other Benefits
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Service cost	$25	$—	$1	$1
Interest cost	281	314	4	6
Expected return on plan assets	(246)	(305)	—	—
Amortization of prior service income	—	—	(1)	(172)
Amortization of net gain	18	—	(13)	(40)

Net periodic benefit cost (income)	$78	$9	$(9)	$(205)

There were no required contributions in the first quarter of 2011, however, the Company made $0.5 million of supplemental payments to the pension plan in the quarter ended April 2, 2011.
11. Debt
Outstanding debt obligations at April 2, 2011 and December 31, 2010 were as follows:

	Amounts in thousands
	April 2,	December 31,
	2011	2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,411	2,372
Capital leases	1,105	1,257

Total debt	303,816	218,929
Less: debt discount, net of accretion	(26,615)	(2,427)

Total long-term debt, net of unaccreted discount	$277,201	$216,502

Less current portion of long-term debt	3,377	3,393

Total long-term debt	$273,824	$213,109

Convertible Senior Notes
On March 7, 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses which were capitalized. The proceeds from the offering will be used to fund the acquisition of substantially all the assets and liabilities of Danfoss Bauer GmbH (“Bauer”) relating to its gearmotor business (the “Bauer Acquisition”) as well as bolster the Company’s cash position.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principle amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principle amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principle amount in cash and any additional amounts in shares of stock.
If a fundamental change occurs, the Convertible Notes are redeemable at a price equal to 100% of the principle amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the repurchase date. The Convertible Notes are also redeemable on each of March 1, 2018, March 1, 2021, and March 1, 2026 for cash at a price equal to 100% of the principle amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the option repurchase date.
On or after March 1, 2015, the Company may call all or part of the Convertible Notes at a redemption price equal to 100% of the principle amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock, or combination thereof, at the Company’s option, equal to the sum of the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through March 1, 2018 to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day. On or after March 1, 2018, the Company may redeem for cash all or a portion of the notes at a redemption price of 100% of the principle amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest (including contingent and additional interest, if any) to, but not including, the redemption date.
The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interests costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.4 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. The balance of $2.4 million of debt issuance costs is classified as other non-current assets and will be amortized over the term of the notes using the effective interest method.
The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of April 2, 2011:

April 2,
2011

Principal amount of debt	$85,000
Unamortized discount	24,268

Carrying value of debt	$60,732

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Interest expense associated with the Convertible Notes consisted of the following for the quarter ended April 2, 2011:

April 2,
2011

Contractual coupon rate of interest	$195
Accretion of convertible notes discount and amortization of deferred financing costs	249

Interest expense for the Convertible Notes	$444

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at April 2, 2011 and the cash coupon interest rate is 2.75%.
Senior Secured Notes
In 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other non-current assets) which are being amortized over the term using the effective interest method. The principal balance of the Senior Secured Notes matures on December 1, 2016.
The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and its subsidiaries. These restrictions limit or prohibit, among other things, the Company’s ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay cash dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. There are no financial covenants associated with the Senior Secured Notes.
Revolving Credit Agreement
Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility, (the “Revolving Credit Agreement”) that provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and the TB Wood’s existing credit facility (the “Old TB Wood’s Revolving Credit Agreement”). The Company can borrow up to $37.5 million under the Revolving Credit Agreement without being required to comply with any financial covenants under the agreement. The Company may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 25, 2012.
There were no borrowings under the Revolving Credit Agreement at April 2, 2011 and December 31, 2010, however, the lender had issued $9.6 million and $10.1 million of outstanding letters of credit on behalf of the Company as of April 2, 2011 and December 31, 2010, respectively.
Altra Industrial and all of its domestic subsidiaries are borrowers, (collectively, the “Borrowers”) under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

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
An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness of any borrower involving an aggregate amount of $10 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases, with limited exception, to be secured by a full lien on the assets of Borrowers and guarantors.
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% as of April 2, 2011) and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the Revolving Credit Agreement. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. As of April 2, 2011 and December 31, 2010, the Company has classified these Variable Rate Demand Revenue Bonds as current in the accompanying balance sheet.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of April 2, 2011 and December 31, 2010, the mortgage has a remaining principal of €1.7 million or $2.4 million, and of €1.8 million or $2.4 million, respectively.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.1 million and $1.3 million at April 2, 2011 and December 31, 2010, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of April 2, 2011 and December 31, 2010 under any of the overdraft agreements.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended April 2, 2011 and April 3, 2010 was $0.7 million and $0.5 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.
The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ended April 2, 2011:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested January 1, 2011	287,586	$9.66
Shares granted	114,266	21.94
Shares forfeited	—	—
Shares for which restrictions lapsed	(31,644)	16.93

Restricted shares unvested April 2, 2011	370,208	$12.83

Total remaining unrecognized compensation cost was $4.0 million as of April 2, 2011, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the quarter ended April 2, 2011 was $0.7 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
13. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended April 2, 2011 and April 3, 2010.
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
Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	April 2,	April 3,
	2011	2010

North America (primarily U.S.)	$117,083	$93,165
Europe	34,095	27,888
Asia and other	8,669	6,653

Total	$159,847	$127,706

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at April 2, 2011 and December 31, 2010 were $98.3 million and $92.3 million, respectively.
14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of April 2, 2011 and December 31, 2010, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying condensed consolidated balance sheets for product liability losses at those dates.
The Company also risks exposure to product liability claims in connection with products it has sold and those sold by businesses that the Company acquired. Although in some cases third parties have retained responsibility for product liability claims relating to products manufactured or sold prior to the acquisition of the relevant business and in other cases the persons from whom the Company has acquired a business may be required to indemnify the Company for certain product liability claims subject to certain caps or limitations on indemnification, the Company cannot assure that those third parties will in fact satisfy their obligations with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which the Company is obligated were not retained by third parties or are not subject to these indemnities, the Company could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liability claims or are required to indemnify the Company, significant claims arising from products that have been acquired could have a material adverse effect on the Company’s ability to realize the benefits from an acquisition, could result in the reduction of the value of goodwill that the Company recorded in connection with an acquisition, or could otherwise have a material adverse effect on the Company’s business, financial condition, or operations.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
15. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense was $1.0 million for the quarter ended April 3, 2010. The Company substantially completed the 2009 Altra Plan in the fourth quarter of 2010.
The Company’s restructuring expense, by major component for the quarter ended April 3, 2010, was as follows:

Quarter Ended
April 3, 2010
2009 Altra
Plan

Expenses
Severance	$14
Moving and relocation	263
Other cash expenses	769

Total restructuring expenses	1,046

The following is a reconciliation of the accrued restructuring costs between December 31, 2010 and April 2, 2011:

2009 Altra Plan

Balance at December 31, 2010	$159
Cash restructuring expense incurred	—
Cash payments	(56)

Balance at April 2, 2011	$103

The total restructuring reserve as of April 2, 2011 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the condensed consolidated balance sheet. As of April 2, 2011, the Company has incurred $10.0 million of cumulative expense related to the 2009 Altra Plan. The Company does not expect to incur any additional expenses associated with the consolidation of facilities under the 2009 Altra Plan for the remainder of 2011.
16. Guarantor Subsidiaries
All of the Company’s direct and indirect 100% owned U.S. domestic subsidiaries are guarantors of the Company’s Senior Secured Notes. The following condensed consolidating financial statements present separately the financial position, results of operations, and cash flows for (a) the Company, as parent, (b) the guarantor subsidiaries of the Company consisting of all of the, directly or indirectly, 100% owned U.S. subsidiaries of the Company, (c) the non-guarantor subsidiaries of the Company consisting of all non-domestic subsidiaries of the Company, and (d) eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under the Securities and Exchange Commission’s Regulation S-X, Rule 3-10. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Balance Sheet
April 2, 2011

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$111,694	$33,828	$—	$145,522
Trade receivables, less allowance for doubtful accounts	—	56,622	30,420	—	87,042
Loans receivable from related parties	285,257	—	—	(285,257)	—
Inventories	—	63,729	29,122	—	92,851
Deferred income taxes	—	3,813	601	—	4,414
Assests held for sale	—	1,484	—	—	1,484
Income tax receivable	—	3,364	—	—	3,364
Prepaid expenses and other current assets	—	4,062	2,843	—	6,905

Total current assets	285,257	244,768	96,814	(285,257)	341,582

Property, plant and equipment, net	—	73,746	31,805	—	105,551
Intangible assets, net	—	53,305	15,315	—	68,620
Goodwill	—	56,446	21,492	—	77,938
Deferred income taxes	—	—	82	—	82
Investment in subsidiaries	177,294	—	—	(177,294)	—
Other non-current assets	8,248	7,843	116	—	16,207

Total assets	$470,799	$436,108	$165,624	$(462,551)	$609,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$27,806	$15,853	$—	$43,659
Accrued payroll	—	6,665	5,919	—	12,584
Accruals and other current liabilities	6,232	13,365	8,458	—	28,055
Deferred income taxes	—	—	59	—	59
Current portion of long-term debt	—	2,992	385	—	3,377
Loans payable to related parties	—	261,914	23,343	(285,257)	—

Total current liabilities	6,232	312,742	54,017	(285,257)	87,734

Long-term debt — less current portion and net of unacreted discount	268,395	3,253	2,176	—	273,824
Deferred income taxes	—	21,932	7,600	—	29,532
Pension liablities	—	7,371	3,456	—	10,827
Long-term taxes payable	—	11,013	—	—	11,013
Other long-term liabilities	—	768	110	—	878
Total stockholders’ equity	196,172	79,029	98,265	(177,294)	196,172

Total liabilities and stockholders’ equity	$470,799	$436,108	$165,624	$(462,551)	$609,980

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Condensed Consolidating Balance Sheet
December 31, 2010

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$37,125	$35,598	$—	$72,723
Trade receivables, less allowance for doubtful accounts	—	44,020	23,383	—	67,403
Loans receivable from related parties	204,667	—	—	(204,667)	—
Inventories	—	63,226	24,991	—	88,217
Deferred income taxes	—	3,813	601	—	4,414
Assets held for sale	—	1,484	—	—	1,484
Income tax receivable	—	4,126	—	—	4,126
Prepaid expenses and other current assets	—	2,282	1,886	—	4,168

Total current assets	204,667	156,076	86,459	(204,667)	242,535

Property, plant and equipment, net	—	74,956	30,342	—	105,298
Intangible assets, net	—	54,321	14,929	—	69,250
Goodwill	—	56,446	20,451	—	76,897
Deferred income taxes	—	—	82	—	82
Investment in subsidiaries	163,069	—	—	(163,069)	—
Other non-current assets	6,020	7,905	115	—	14,040

Total assets	$373,756	$349,704	$152,378	$(367,736)	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$26,497	$14,315	$—	$40,812
Accrued payroll	—	12,364	6,122	—	18,486
Accruals and other current liabilities	1,422	15,458	7,262	—	24,142
Deferred income taxes	—	—	59	—	59
Current portion of long-term debt	—	3,028	365	—	3,393
Loans payable to related parties	—	185,768	18,899	(204,667)	—

Total current liabilities	1,422	243,115	47,022	(204,667)	86,892

Long-term debt — less current portion and net of unaccreted discount	207,582	3,338	2,189	—	213,109
Deferred income taxes	—	13,043	7,515	—	20,558
Pension liablities	—	7,596	3,212	—	10,808
Other post retirement benefits	—	223	—	—	223
Long-term taxes payables	—	10,892	—	—	10,892
Other long-term liabilities	—	762	106	—	868
Total stockholders’ equity	164,752	70,735	92,334	(163,069)	164,752

Total liabilities and stockholders’ equity	$373,756	$349,704	$152,378	$(367,736)	$508,102

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended April 2, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,561	$50,885	$(10,599)	$159,847
Cost of sales	—	87,663	34,948	(10,599)	112,012

Gross profit	—	31,898	15,937	—	47,835
Selling, general and administrative expenses	—	17,672	7,844	—	25,516
Research and development expenses	—	1,424	893	—	2,317

Income from operations	—	12,802	7,200	—	20,002
Interest expense, net	4,957	184	22	—	5,163
Other non-operating income, net	—	(142)	(144)	—	(286)
Equity in earnings of subsidiaries	14,225	—	—	(14,225)	—

Income before income taxes	9,268	12,760	7,322	(14,225)	15,125
Provision (benefit) for income taxes	(1,454)	4,466	1,391	—	4,403

Net income	$10,722	$8,294	$5,931	$(14,225)	$10,722

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended April 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$95,084	$41,994	$(9,372)	$127,706
Cost of sales	—	71,314	28,361	(9,372)	90,303

Gross profit	—	23,770	13,633	—	37,403
Selling, general and administrative expenses	26	13,496	7,450	—	20,972
Research and development expenses	—	1,084	695	—	1,779
Restructuring costs	—	798	248	—	1,046

Income from operations	(26)	8,392	5,240	—	13,606
Interest expense, net	4,496	385	59	—	4,940
Other non-operating expense, net	—	74	221	—	295
Equity in earnings of subsidiaries	9,025	—	—	(9,025)	—

Income before income taxes	4,503	7,933	4,960	(9,025)	8,371
Provision (benefit) for income taxes	(1,236)	2,380	1,488		2,632

Net income	$5,739	$5,553	$3,472	$(9,025)	$5,739

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended April 2, 2011
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$10,722	$8,294	$5,931	$(14,225)	$10,722
Undistributed equity in earnings of subsidiaries	(14,225)	—	—	14,225	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	3,329	725	—	4,054
Amortization of intangible assets	—	1,016	348	—	1,364
Amortization and write-offs of deferred financing costs	195	134	—	—	329
Loss on foreign currency, net	—	—	51	—	51
Accretion of debt discount, net	300	—	—	—	300
Stock-based compensation	—	700	—	—	700
Changes in assets and liabilities:
Trade receivables	—	(14,906)	(5,496)	—	(20,402)
Inventories	—	(503)	(3,005)	—	(3,508)
Accounts payable and accrued liabilities	4,810	(3,717)	977	—	2,070
Other current assets and liabilities	—	(1,780)	(863)	—	(2,643)
Other operating assets and liabilities	—	(370)	33	—	(337)

Net cash provided by (used in) operating activities	1,802	(7,803)	(1,299)	—	(7,300)

Cash flows used in investing activities
Purchase of property, plant and equipement	—	(1,819)	(935)	—	(2,754)

Net cash used in investing activities	—	(1,819)	(935)	—	(2,754)

Cash flows from financing activities

Proceeds from issuance of Convertible Notes	85,000	—	—	—	85,000
Payment of debt issuance costs	(3,404)	—	—	—	(3,404)
Shares surrendered for tax withholdings	(62)	—	—	—	(62)
Payments on mortgages	—	—	(131)	—	(131)
Payments on capital leases	—	(85)	(101)	—	(186)
Change in affiliate debt	(83,336)	84,276	(940)	—	—

Net cash provided by (used in) financing activities	(1,802)	84,191	(1,172)	—	81,217

Effect of exchange rate changes on cash and cash equivalents	—	—	1,636	—	1,636

Net change in cash and cash equivalents	—	74,569	(1,770)	—	72,799
Cash and cash equivalents at beginning of year	—	37,125	35,598	—	72,723

Cash and cash equivalents at end of period	$—	$111,694	$33,828	$—	$145,522

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended April 3, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$5,739	$5,553	$3,472	$(9,025)	$5,739
Undistributed equity in earnings of subsidiaries	(9,025)	—	—	9,025	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	3,268	891	—	4,159
Amortization of intangibles	—	1,032	351	—	1,383
Loss on foreign currency, net	—	—	314	—	314
Amortization and write-offs of deferred financing costs	172	—	—	—	172
Accretion of debt discount and premium, net	73	—	—	—	73
Deferred income tax	—	26	(26)	—	—
Stock-based compensation	—	548	—	—	548
Changes in assets and liabilities:
Trade receivables	—	(10,494)	(4,543)	—	(15,037)
Inventories	—	(421)	(1,148)	—	(1,569)
Accounts payable and accrued liabilities	4,190	7,318	3,014	—	14,522
Other current assets and liabilities	—	(1,316)	(686)	—	(2,002)
Other operating assets and liabilities	(35)	(113)	20	—	(128)

Net cash provided by operating activities	1,114	5,401	1,659	—	8,174

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,349)	(345)	—	(2,694)
Additional purchase price for acquisition	—	(1,177)	—	—	(1,177)

Net cash used in investing activities	—	(3,526)	(345)	—	(3,871)

Cash flows from financing activities
Payment of debt issuance costs	(64)	1	—	—	(63)
Shares surrendered for tax withholdings	(288)	—	—	—	(288)
Net payments on capital leases	—	(175)	—	—	(175)
Payments on mortgages	—	—	(121)	—	(121)
Change in affiliate debt	(762)	618	144	—	—

Net cash provided by (used in) financing activities	(1,114)	444	23	—	(647)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,587)	—	(1,587)

Net change in cash and cash equivalents	—	2,319	(250)	—	2,069
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$1	$22,063	$31,502	$—	$53,566

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
17. Acquisitions
In February 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gearmotor business for a cash consideration of €43.1 million, subject to adjustments for working capital and other items, which is payable at closing. The finalization of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals, and is expected to take place during the second quarter of 2011.
Bauer is a European manufacturer of high-quality gearmotors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. In addition to a presence in Germany, the company has a well-established sales network in 15 additional countries in Western and Eastern Europe, China, and the United States.
18. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date the financial statements were issued. With the exception of the sale of the Chattanooga facility disclosed in Note 8, no subsequent events have been identified that would require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the effects of intense competition in the markets in which we operate;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Bauer Acquisition;
•	the Company’s ability to obtain or protect intellectual property rights;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Company’s ability to complete cost reduction actions and risks associated with such actions;
•	the Company’s ability to control costs;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;
•	fluctuations in the costs of raw materials used in our products;
•	the Company’s ability to attract and retain key executives and other personnel;
•	work stoppages and other labor issues;
•	changes in the Company’s pension and retirement liabilities;
•	the Company’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;
•	the risks associated with the global recession and volatility and disruption in the global financial markets;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the risks associated with international operations, including currency risks;
•	the risks associated with the Company’s planned investment in a new manufacturing facility in China; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.
The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Unless the context requires otherwise, the terms “Altra Holdings,” the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.
General
Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 55 subsidiaries. The following chart illustrates a summary of our corporate structure:

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
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In 2011, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on maintaining a reduced cost base. Among other items, we expect our growth initiatives in 2011 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.
During 2011, as a result of the positive demand environment for our products, we expect that early-cycle and late-cycle markets will continue to be strong for the remainder of the year. We expect that the Bauer Acquisition will close in the second quarter of 2011, which will open underpenetrated geographic regions and provide a favorable environment to continue to further execute our acquisition strategy.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2010. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

	Quarter Ended
	April 2,	April 3,
(In thousands)	2011	2010
Net sales	$159,847	$127,706
Cost of sales	112,012	90,303

Gross profit	47,835	37,403
Gross profit percentage	29.93%	29.29%
Selling, general and administrative expenses	25,516	20,972
Research and development expenses	2,317	1,779
Restructuring costs	—	1,046
Income from operations	20,002	13,606
Interest expense, net	5,163	4,940
Other non-operating expense	(286)	295

Income before income taxes	15,125	8,371
Provision for income taxes	4,403	2,632

Net income	$10,722	$5,739

Quarter Ended April 2, 2011 compared with Quarter Ended April 3, 2010
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Net sales	$159,847	$127,706	$32,141	25.2%
The majority of the increase in sales during the first quarter of 2011 is due to improvements in the end markets we serve. All of our operating segments had increased sales in the first quarter of 2011. We expect that demand at our early-cycle and late-cycle markets will remain strong and that we will see further improvement from many of our late-cycle markets, such as mining, power generation, and oil production, as the year progresses. We expect to see continued increases in sales in 2011 compared to 2010.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Gross Profit	$47,835	$37,403	$10,432	27.9%
Gross Profit as a percent of sales	29.9%	29.3%

The increase in gross profit as a percentage of sales was primarily due to productivity improvements we have implemented, price increases implemented during the quarter, low cost country sourcing, as well as, better overhead absorption as a result of higher production levels. These factors were offset by higher material costs in the first quarter of 2011, primarily relating to copper and steel. We expect to be able to offset the majority of material cost increases with price increases to our customers during future periods. We expect our full year 2011 gross profit as a percentage of sales to continue to be higher than 2010.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Selling, general and administrative expense (“SG&A”)	$25,516	$20,972	$4,544	21.7%
SG&A as a percent of sales	16.0%	16.4%
SG&A increased compared to the first quarter of 2010 due to the reinstatement of certain employee benefits that were temporarily suspended during 2009 and not reinstated until July 2010. These include wage increases and company contributions to 401(k) plans. Costs associated with the acquisition of Bauer, and additional headcount to meet increased demand also contributed to the increase in SG&A. During the remainder of 2011, we expect SG&A as a percentage of sales to remain consistent with the first quarter.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Restructuring Expense, net	$—	$1,046	$(1,046)	-100.0%
In March 2009, we adopted a restructuring plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions by consolidating certain facilities. We have substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with this restructuring effort going forward.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Interest Expense, net	$5,163	$4,940	$223	4.5%
Net interest expense increased due to the issuance of the Convertible Notes in March 2011.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Other non-operating expense (income), net	$(286)	$295	$(581)	-196.9%

Other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	April 2,	April 3,
	2011	2010	Change	%

Provision for income taxes	$4,403	$2,632	$1,771	67.3%
Provision for income taxes as a % of income before income taxes	29.1%	31.4%
The 2011 first quarter provision for income taxes, as a percentage of income before taxes, was lower than that of the first quarter 2010, primarily due to the receipt of a $0.6 million refund of foreign withholding taxes paid that was previously determined to be more likely than not uncollectible, and an increase of $0.8 million Section 199 manufacturing deduction benefit. This was partially offset by a 2010 unrecognized tax benefit of $0.3 million related primarily to the expiration of the statute of limitations in a non-U.S. jurisdiction.
Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our Revolving Credit Agreement to borrow up to approximately $50.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $9.6 million outstanding. Of this total capacity, we can currently borrow up to an additional $27.9 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
Borrowings

	Amounts in millions
	April 2,	December 31,
	2011	2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	5.3	5.3
Mortgages	2.4	2.4
Capital leases	1.1	1.3

Total Debt	$303.8	$219.0

Convertible Senior Notes
In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses which were capitalized. The proceeds from the offering will be used to fund the Bauer Acquisition, as well as bolster the Company’s cash position
Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semi-annually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at April 2, 2011
Senior Secured Credit Facility
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

As of April 2, 2011, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of April 2, 2011, we had no borrowings and $9.6 million in letters of credit outstanding under the Revolving Credit Agreement.
Cash and Cash Equivalents

	Quarter Ended
	April 2,	December 31,
(in thousands)	2011	2010	Change	%

Cash and cash equivalents	$145,522	$72,723	$72,799	100.1%
Cash Flows for quarter ended April 2, 2011
The primary sources and uses of funds used in operating activities of $7.3 million resulted from cash provided from: (i) net income of $10.7 million; and (ii) the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, non-cash loss on foreign currency offset by a net increase in working capital all totaling $18.0 million. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of 2011.
Net cash used in investing activities was $2.8 million for the quarter ended April 2, 2011. We expect to incur between $17.2 million and $19.2 million of additional capital expenses in 2011.
Net cash provided by financing activities was $81.2 million for the quarter ended April 2, 2011. This resulted primarily from the proceeds of the issuance of $85.0 million in Convertible Notes, offset by the payments of capital lease obligations of $0.2 million, $0.1 million of payments on mortgages, and $3.4 million of costs associated with the issuance of the Convertible Notes.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, fund the Bauer Acquisition, and to fund potential future acquisitions, debt service, capital expenditures, and pension funding. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to December 31, 2010 with the exception of the issuance of the Convertible Notes in March 2011, due on March 1, 2031. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Interest payments on these notes will be approximately $1.9 million in 2011 and approximately $2.3 million of interest will be due each year from 2012 through 2031 when the Convertible Notes become due.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. At present, we do not utilize derivative instruments to manage these risks. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures
As of April 2, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of April 2, 2011, our disclosure controls and procedures are effective at a reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2010 are incorporated herein by reference.
During the reporting period, except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Our construction of a new manufacturing facility in China is subject to multiple approvals and uncertainties that could affect our ability to complete the project on schedule or at budgeted cost. We may not realize the expected growth and production savings from the new facility.
The construction of our new manufacturing facility in Chang Zhou, China is currently expected to be completed during the third quarter of 2012. The construction of this new facility involves numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that we plan to finance through internal cash flows. Moreover, this facility is being built to capture anticipated future growth in demand in the metals and alternative energy businesses and anticipated savings in production costs over our current manufacturing facilities. There are numerous risks and uncertainties that may prevent us from achieving the revenues we currently anticipate from this facility. Some of these risks and uncertainties relate to our ability to: offer new and innovative products to attract and retain a larger customer base; attract additional customers; undertake more contracted projects; maintain effective control of our costs and expenses; respond to evolving social, economic and political changes in China; respond to competitive market conditions; manage risks associated with intellectual property rights; and attract, retain and motivate qualified personnel. If we are unsuccessful in addressing any of these risks and uncertainties and such growth or production savings do not materialize, or should the timeline for our completion of the facility be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended April 2, 2011.

			Total Number of	Dollar Value of
	Total Number	Weighted Average	Shares Purchased as	Shares that may be
	of Shares	Price Paid per	Part of a Publicly	Purchased under
Approximate Period	Purchased (1)	Share	Announced Program	the Program
January 1, 2011 to January 29, 2011	—	$—	—	$—
January 30, 2011 to February 26, 2011	2,811	$21.93	—	$—
February 27, 2011 to April 2, 2011	—	$—	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

4.1	(5)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

10.1	(3)	Amendment No. 1 to Credit Agreement and Waiver and Consent, dated February 24, 2011.

10.2	(4)	Sale and Purchase Agreement among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of it subsidiaries), dated February 25, 2011.

10.3	(5)	Purchase Agreement among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC, dated March 1, 2011.

21.1	*	Subsidiaries of Altra Holdings, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on February 28, 2011.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on February 28, 2011.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on March 7, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

May 2, 2011	By:	/s/ Carl R. Christenson Name: Carl R. Christenson
Title: President and Chief Executive Officer

May 2, 2011	By:	/s/ Christian Storch Name: Christian Storch
Title: Vice President and Chief Financial Officer

May 2, 2011	By:	/s/ Todd B. Patriacca Name: Todd B. Patriacca
Title: Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

21.1	*	Subsidiaries of Altra Holdings, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.