Form 10-Q
period 2011-07-02
Altra Holdings, Inc.
filed 2011-08-09
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
As of August 5, 2011, 26,846,529 shares of Common Stock, $.001 par value per share, were outstanding.

Page #
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. (Removed and Reserved)	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40

EXHIBITS

EX-2.1 Sale and Purchase Agreement among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries), dated February 25, 2011.
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1.	Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	July 2,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,487	$72,723
Trade receivables, less allowance for doubtful accounts of $1,293 and $1,111 at July 2, 2011 and December 31, 2010, respectively	108,373	67,403
Inventories	119,630	88,217
Deferred income taxes	4,413	4,414
Income tax receivable	3,834	4,126
Assets held for sale	—	1,484
Prepaid expenses and other current assets	6,712	4,168

Total current assets	333,449	242,535

Property, plant and equipment, net	125,572	105,298
Intangible assets, net	82,769	69,250
Goodwill	85,072	76,897
Deferred income taxes	78	82
Other non-current assets, net	16,558	14,040

Total assets	$643,498	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,829	$40,812
Accrued payroll	19,477	18,486
Accruals and other current liabilities	38,514	24,142
Deferred income taxes	54	59
Current portion of long-term debt	958	3,393

Total current liabilities	108,832	86,892

Commitments and contingencies (Note 14)
Long-term debt — less current portion and net of unaccreted discount	274,476	213,109
Deferred income taxes	29,987	20,558
Pension liablities	12,015	11,031
Long-term taxes payable	11,283	10,892
Other long-term liabilities	1,005	868
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,495,025 and 26,466,216 issued and outstanding at July 2, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	149,800	133,861
Retained earnings	65,176	45,536
Accumulated other comprehensive income	(9,102)	(14,671)

Total stockholders’ equity	205,900	164,752

Total liabilities and stockholders’ equity	$643,498	$508,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$165,395	$132,988	$325,242	$260,694
Cost of sales	116,985	92,861	228,997	183,164

Gross profit	48,410	40,127	96,245	77,530

Operating expenses:
Selling, general and administrative expenses	26,912	22,215	52,428	43,187
Research and development expenses	2,426	1,631	4,743	3,410
Restructuring expense	—	642	—	1,688

	29,338	24,488	57,171	48,285

Income from operations	19,072	15,639	39,074	29,245

Other non-operarting (income) expense:
Interest expense, net	6,153	4,956	11,316	9,896
Other non-operating (income) expense, net	(599)	727	(885)	1,022

	5,554	5,683	10,431	10,918

Income before income taxes	13,518	9,956	28,643	18,327
Provision for income taxes	4,600	3,117	9,003	5,749

Net income	$8,918	$6,839	$19,640	$12,578

Consolidated Statement of Comprehensive (loss) income
Minimum pension liability adjustment	$—	$(343)	$—	$(343)
Foreign currency translation adjustment	(149)	(5,187)	5,569	(8,833)

Comprehensive income	$8,769	$1,309	$25,209	$3,402

Weighted average shares, basic	26,491	26,362	26,491	26,349
Weighted average shares, diluted	26,613	26,487	26,657	26,465

Net income per share:
Basic	$0.34	$0.26	$0.74	$0.48
Diluted	$0.34	$0.26	$0.74	$0.48
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Ended
	July 2, 2011	July 3, 2010
	(Unaudited)

Cash flows from operating activities
Net income	$19,640	$12,578
Adjustments to reconcile net income to net cash flows:
Depreciation	8,420	8,192
Amortization of intangible assets	2,863	2,350
Amortization and write-offs of deferred financing costs	784	416
(Gain) loss on foreign currency, net	(158)	361
Accretion of debt discount, net	1,045	148
Fixed asset impairment/disposal	—	207
Stock-based compensation	1,374	1,120
Changes in assets and liabilities:
Trade receivables	(22,275)	(18,570)
Inventories	(8,318)	(4,023)
Accounts payable and accrued liabilities	6,301	19,099
Other current assets and liabilities	(625)	(1,672)
Other operating assets and liabilities	(1,896)	(173)

Net cash provided by operating activities	7,155	20,033

Cash flows from investing activities
Purchase of property, plant and equipment	(8,898)	(7,762)
Additional purchase price paid for acquisition	—	(1,177)
Proceeds from sale of Chattanooga Facility	1,484	—
Acquisition of Bauer, net of $41 cash received	(62,291)	—

Net cash used in investing activities	(69,705)	(8,939)

Cash flows from financing activities
Payment of issuance costs for Convetible Notes	(3,414)	—
Payment of issuance costs for 8 1/8 Senior Secured Notes	—	(122)
Proceeds from issuance of Convertible Notes	85,000	—
Shares surrendered for tax withholdings	(65)	(288)
Redemption of bonds related to Chattanooga	(2,290)	—
Payment on mortgages	(197)	(418)
Net payments on capital leases	(400)	(381)

Net cash provided by (used in) financing activities	78,634	(1,209)

Effect of exchange rate changes on cash and cash equivalents	1,680	(3,179)

Net change in cash and cash equivalents	17,764	6,706
Cash and cash equivalents at beginning of year	72,723	51,497

Cash and cash equivalents at end of period	$90,487	$58,203

Cash paid during the period for:
Interest	$8,737	$9,636
Income taxes	$8,290	$860
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (the “Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 50 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, Warner Linear, and Bauer Gear Motor.
2. Basis of Presentation
The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”).
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 2, 2011 and December 31, 2010, results of operations for the quarter and year to date periods ended July 2, 2011 and July 3, 2010, and cash flows for the year to date periods ended July 2, 2011 and July 3, 2010.
The December 31, 2010 consolidated balance sheet data presented for the Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes was $210.0 million at each of July 2, 2011 and December 31, 2010. The estimated fair value of the 8 1/8% Senior Secured Notes at July 2, 2011 and December 31, 2010 was $226.8 million and $221.0 million, respectively, based on quoted market prices for such notes (level 1).
The carrying amount of the 2.75% Convertible Senior Notes was $85.0 million at July 2, 2011. The estimated fair value of the 2.75% Convertible Senior Notes at July 2, 2011, was $97.1 million, based on quoted market prices for such notes (level 1).
Included in cash and cash equivalents as of July 2, 2011 and December 31, 2010 are money market fund investments of $55.1 million and $34.0 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net income	$8,918	$6,839	$19,640	$12,578

Shares used in net income per common share — basic	26,491	26,362	26,491	26,349

Incremental shares of unvested restricted common stock	122	125	166	116

Shares used in net income per common share — diluted	26,613	26,487	26,657	26,465

Earnings per share:
Basic	$0.34	$0.26	$0.74	$0.48
Diluted	$0.34	$0.26	$0.74	$0.48
The Company excluded 784,890 shares related to the Convertible Senior Notes (See Note 11) from the above earnings per share calculation as these shares were anti-dilutive.
5. Acquisitions
In May 2011, the Company consummated an agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business for a cash consideration of €43.1 million ($62.3 million). Following closing, the Company made additional payments in the amount of €4.7 million ($6.8 million) to reflect an adjustment for working capital and other items.
Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. In addition to a presence in Germany, Bauer has a well-established sales network in 15 additional countries in Western and Eastern Europe, China, and the United States. The Company expects that the Bauer acquisition will be accretive to earnings in 2011 and future periods. The Bauer acquisition opened certain previously underpenetrated geographic regions and the Company believes it will provide a favourable environment to continue to further execute the Company’s acquisition strategy.
The closing date of the Bauer acquisition was May 29, 2011, and as a result, the Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. Revenue and earnings for the one month of Bauer activity included in the quarter and year to date period ended July 2, 2011 was $8.8 million and -$0.9 million, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Company is in the process of completing its final purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Bauer, as presented below, are based upon the Company’s preliminary estimate of the fair value as of the date of the acquisition. The purchase price allocation as of the acquisition date is as follows:

Total purchase price, excluding acquisition costs of approximately $2.9 million	$62,332
Cash and cash equivalents	41
Trade receivables	18,248
Inventories	21,397
Prepaid expenses and other	2,331
Property, plant and equipment	18,516
Intangible assets	15,458

Total assets acquired	$75,991
Accounts payable	3,946
Accrued expenses and other current liabilities	7,571
Other liabilities	9,019

Total liabilities assumed	$20,536
Net assets acquired	55,455
Excess purchase price over fair value of net assets acquired	$6,877

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company is currently in the process of analyzing tax deductable goodwill for Bauer. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, ability to cross-sell product, as well as penetrating certain geographic areas, as a result of the acquisition of Bauer.
The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$12,063
Trade names and trademarks, not subject to amortization	3,395

Total intangible assets	$15,458

Customer relationships are subject to amortization which will be straight-lined over their estimated useful lives of 9 years representing the anticipated period over which the Company estimates it will benefit from the acquired assets.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table sets forth the unaudited pro forma results of operations of the Company for the year and quarter to date periods ended July 2, 2011 and July 3, 2010 as if the Company had acquired Bauer at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and Bauer, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (ii) additional expense as a result of estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of fair value adjustment to inventory recorded in connection with the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Pro Forma (unaudited)		Pro Forma (unaudited)
	Quarter to Date Period Ended		Year to Date Period Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Total revenues	$185,153	$159,955	$375,173	$310,800
Net income	$11,029	$5,701	$22,521	$8,102
Basic earnings per share:
Net income	$0.42	$0.22	$0.85	$0.31
Diluted earnings per share:
Net income	$0.41	$0.22	$0.84	$0.31
6. Inventories
Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at July 2, 2011 and December 31, 2010 consisted of the following:

	July 2,	December 31,
	2011	2010
Raw materials	$48,676	$32,826
Work in process	25,788	16,223
Finished goods	45,166	39,168

Inventories	$119,630	$88,217

Approximately 10% of total inventories were valued using the LIFO method as of July 2, 2011 and approximately 12% of total inventories were valued using the LIFO method as of December 31, 2010. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended July 2, 2011 and July 3, 2010. The Company recorded a $0.3 million adjustment and $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended July 2, 2011 and July 3, 2010, respectively.
As part of the Bauer acquisition, the Company valued the acquired inventory at estimated fair market value less cost to sell. The resulting valuation increased the carrying value of the inventory by $0.5 million and was included as part of cost of goods sold during the second quarter of 2011.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
7. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2010 through July 2, 2011 were as follows:

2011
Gross goodwill balance as of January 1	$108,707
Additional goodwill from Bauer acquisition	6,877
Impact of changes in foreign currency	1,298

Gross goodwill balance as of July 2	116,882

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of July 2	(31,810)

Net goodwill balance July 2, 2011	$85,072

Other intangible assets as of July 2, 2011 and December 31, 2010 consisted of the following:

	July 2, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,125	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	74,101	26,194	62,038	23,821
Product technology and patents	5,632	5,409	5,435	4,919
Impact of changes in foreign currency	514	—	(213)	—

Total intangible assets	$114,372	$31,603	$97,990	$28,740

Related to the Bauer acquisition, the Company recorded an additional $15.5 million of intangible assets of which $12.1 million related to customer relationships which will be amortized on a straight line basis over 9 years, and $3.4 million related to tradenames and trademarks which are unamortized.
The Company recorded $1.5 million and $1.0 million of amortization expense in each of the quarters ended July 2, 2011 and July 3, 2010, respectively, and recorded $2.9 million and $2.4 million of amortization expense in the year to date periods ended July 2, 2011 and July 3, 2010, respectively.
The estimated amortization expense for intangible assets is approximately $3.4 million for the remainder of 2011, $6.8 million in 2012, and $6.3 million in each of the next three years and then $19.6 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
8. Warranty Costs
The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended July 2, 2011 and July 3, 2010 are as follows:

	July 2,	July 3,
	2011	2010

Balance at beginning of period	$3,583	$4,047
Additional warranty related to Bauer	$825	$—
Accrued current period warranty expense	262	702
Payments	(975)	(1,346)

Balance at end of period	$3,695	$3,403

9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended July 2, 2011 and July 3, 2010, were based upon management’s best estimate of the effective tax rate for the entire year.
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
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date periods ended July 2, 2011 and July 3, 2010:

	Quarter Ended
	Pension Benefits		Other Benefits
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Service cost	$25	$—	$—	$—
Interest cost	291	314	4	7
Expected return on plan assets	(266)	(305)	—	—
Amortization of prior service income	—	—	—	(171)
Amortization of net gain	7	—	(13)	(41)

Net periodic benefit cost (income)	$57	$9	$(9)	$(205)

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Year to Date Ended
	Pension Benefits		Other Benefits
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Service cost	$50	$—	$1	$1
Interest cost	572	628	8	13
Expected return on plan assets	(512)	(610)	—	—
Amortization of prior service income	—	—	(1)	(343)
Amortization of net gain	25	—	(26)	(81)

Net periodic benefit cost (income)	$135	$18	$(18)	$(410)

The Company made $2.3 million of payments to the pension plan in the year to date period ended July 2, 2011 of which $0.8 million where required payments.
11. Debt
Outstanding debt obligations at July 2, 2011 and December 31, 2010 were as follows:

	July 2,	December 31,
	2011	2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	—
Senior Secured Notes	210,000	210,000
Variable rate demand revenue bonds	3,000	5,300
Mortgages	2,397	2,372
Capital leases	800	1,257

Total debt	301,197	218,929
Less: debt discount, net of accretion	(25,763)	(2,427)

Total long-term debt, net of unaccreted discount	$275,434	$216,502

Less current portion of long-term debt	958	3,393

Total long-term debt	$274,476	$213,109

Convertible Senior Notes
On March 7, 2011, the Company issued $85.0 million of Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses which were capitalized. The proceeds from the offering were used in part to fund the acquisition of substantially all the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business and also to bolster the Company’s cash position.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principle amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principle amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principle amount in cash and any additional amounts in shares of stock.
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
The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of July 2, 2011:

July 2,
2011

Principal amount of debt	$85,000
Unamortized discount	23,604

Carrying value of debt	$61,396

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended July 2, 2011:

July 2,
2011

Contractual coupon rate of interest	$779
Accretion of convertible notes discount and amortization of deferred financing costs	1,002

Interest expense for the Convertible Notes	$1,781

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at July 2, 2011 and the cash coupon interest rate is 2.75%.
Senior Secured Notes
In November 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other non-current assets) which are being amortized over the term using the effective interest method. The principal balance of the Senior Secured Notes matures on December 1, 2016.
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
There were no borrowings under the Revolving Credit Agreement at July 2, 2011 and December 31, 2010, however, the lender had issued $6.6 million and $10.1 million of outstanding letters of credit on behalf of the Company as of July 2, 2011 and December 31, 2010, respectively.
Altra Industrial and all of its domestic subsidiaries are borrowers (collectively, the “Borrowers”) under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

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
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. The bonds associated with the San Marcos facility bear a variable interest rate (less than 1% as of July 2, 2011) and mature in April 2024. The bonds were issued to finance a production facility for TB Wood’s manufacturing operations in the city of San Marcos and are secured by a letter of credit issued under the terms of the Revolving Credit Agreement.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of July 2, 2011 and December 31, 2010, the mortgage had a remaining principal of €1.7 million or $2.4 million, and of €1.8 million or $2.4 million, respectively.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.8 million and $1.3 million at July 2, 2011 and December 31, 2010, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of July 2, 2011 and December 31, 2010 under any of the overdraft agreements.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended July 2, 2011 and July 3, 2010 was $1.4 million and $1.1 million, respectively. Compensation expense recorded during the quarter to date periods ended July 2, 2011 and July 3, 2010 was $0.7 million and $0.6 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended July 2, 2011:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested January 1, 2011	287,586	$9.66
Shares granted	114,266	21.94
Shares for which restrictions lapsed	(32,194)	16.94

Restricted shares unvested July 2, 2011	369,658	$12.83

Total remaining unrecognized compensation cost was $3.3 million as of July 2, 2011, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended July 2, 2011 was $0.7 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
13. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended July 2, 2011 and July 3, 2010.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
With the acquisition of Bauer, the Company has six operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The six operating segments have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function with the exception of the newly acquired Bauer gear motor business, for which the Company is developing a plan to integrate sales and marketing activities. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each segment includes machine shops which use similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The Company is in the process of converging the purchasing process so that these materials are purchased and procurement contracts are negotiated by one global purchasing function.

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
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

North America (primarily U.S.)	$112,058	$99,219	$229,141	$192,383
Europe	43,444	26,683	77,539	54,572
Asia and other	9,893	7,086	18,562	13,739

Total	$165,395	$132,988	$325,242	$260,694

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at July 2, 2011 and December 31, 2010 were $98.4 million and $92.3 million, respectively.
14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of July 2, 2011 and December 31, 2010, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying condensed consolidated balance sheets for potential litigation losses at those dates.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
15. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense was $1.0 million for the year to date period ended July 3, 2010. The Company substantially completed the 2009 Altra Plan in the fourth quarter of 2010.
The Company’s restructuring expense, by major component for the year to date period ended July 3, 2010, was as follows:

Year to Date Ended
July 3, 2010
2009 Altra
Plan

Expenses
Severance	980
Moving and relocation	387
Other cash expenses	$114

Total cash expenses	1481

Non-cash asset impairment and loss on sale of fixed asset	207

Total restructuring expenses	$1,688

The following is a reconciliation of the accrued restructuring costs between December 31, 2010 and July 2, 2011:

2009 Altra Plan

Balance at December 31, 2010	$159
Cash restructuring expense incurred	—
Cash payments	(9)

Balance at July 2, 2011	$150

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The total restructuring reserve as of July 2, 2011 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the condensed consolidated balance sheet. As of July 2, 2011, the Company has incurred $10.0 million of cumulative expense related to the 2009 Altra Plan. The Company does not expect to incur any additional expenses associated with the consolidation of facilities under the 2009 Altra Plan for the remainder of 2011.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Balance Sheet
July 2, 2011

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,542	$33,945	$—	$90,487
Trade receivables, less allowance for doubtful accounts	—	56,163	52,210	—	108,373
Loans receivable from related parties	288,188	—	—	(288,188)	—
Inventories	—	67,675	51,955	—	119,630
Deferred income taxes	—	3,814	599	—	4,413
Income tax receivable	—	3,834	—	—	3,834
Prepaid expenses and other current assets	—	3,599	3,113	—	6,712

Total current assets	288,188	191,627	141,822	(288,188)	333,449

Property, plant and equipment, net	—	74,968	50,604	—	125,572
Intangible assets, net	—	52,294	30,475	—	82,769
Goodwill	—	56,446	28,626	—	85,072
Deferred income taxes	—	—	78	—	78
Investment in subsidiaries	180,901	—	—	(180,901)	—
Other non-current assets	8,152	7,838	568	—	16,558

Total assets	$477,241	$383,173	$252,173	$(469,089)	$643,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$27,395	$22,434	$—	$49,829
Accrued payroll	—	8,191	11,286	—	19,477
Accruals and other current liabilities	2,201	15,535	20,778	—	38,514
Deferred income taxes	—	—	54	—	54
Current portion of long-term debt	—	589	369	—	958
Loans payable to related parties	—	206,119	82,069	(288,188)	—

Total current liabilities	2,201	257,829	136,990	(288,188)	108,832

Long-term debt — less current portion and net of unacreted discount	269,140	3,184	2,152	—	274,476
Deferred income taxes	—	21,931	8,056	—	29,987
Pension liablities	—	5,703	6,312	—	12,015
Long-term taxes payable	—	11,283	—	—	11,283
Other long-term liabilities	—	774	231	—	1,005
Total stockholders’ equity	205,900	82,469	98,432	(180,901)	205,900

Total liabilities and stockholders’ equity	$477,241	$383,173	$252,173	$(469,089)	$643,498

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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended July 2, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$233,802	$112,444	$(21,004)	$325,242
Cost of sales	—	169,729	80,272	(21,004)	228,997

Gross profit	—	64,073	32,172	—	96,245
Selling, general and administrative expenses	—	35,044	17,384	—	52,428
Research and development expenses	—	2,656	2,087	—	4,743

Income from operations	—	26,373	12,701	—	39,074
Interest expense, net	10,870	406	40	—	11,316
Other non-operating income, net	—	(463)	(422)	—	(885)
Equity in earnings of subsidiaries	27,776	—	—	(27,776)	—

Income before income taxes	16,906	26,430	13,083	(27,776)	28,643
Provision (benefit) for income taxes	(2,734)	9,251	2,486	—	9,003

Net income	$19,640	$17,179	$10,597	$(27,776)	$19,640

Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$196,482	$83,680	$(19,468)	$260,694
Cost of sales	—	145,340	57,292	(19,468)	183,164

Gross profit	—	51,142	26,388	—	77,530
Selling, general and administrative expenses	46	29,214	13,927	—	43,187
Research and development expenses	—	2,048	1,362	—	3,410
Restructuring costs	—	978	710	—	1,688

Income (loss) from operations	(46)	18,902	10,389	—	29,245
Interest expense, net	9,061	724	111	—	9,896
Other non-operating expense, net	—	126	896	—	1,022
Equity in earnings of subsidiaries	17,832	—	—	(17,832)	—

Income before income taxes	8,725	18,052	9,382	(17,832)	18,327
Provision (benefit) for income taxes	(3,853)	6,318	3,284	—	5,749

Net income	$12,578	$11,734	$6,098	$(17,832)	$12,578

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended July 2, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,241	$61,559	$(10,405)	$165,395
Cost of sales	—	82,066	45,324	(10,405)	116,985

Gross profit	—	32,175	16,235	—	48,410
Selling, general and administrative expenses	—	17,372	9,540	—	26,912
Research and development expenses	—	1,232	1,194	—	2,426

Income from operations	—	13,571	5,501	—	19,072
Interest expense, net	5,913	222	18	—	6,153
Other non-operating income, net	—	(321)	(278)	—	(599)
Equity in earnings of subsidiaries	13,551	—	—	(13,551)	—

Income before income taxes	7,638	13,670	5,761	(13,551)	13,518
Provision (benefit) for income taxes	(1,280)	4,785	1,095	—	4,600

Net income	$8,918	$8,885	$4,666	$(13,551)	$8,918

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$101,398	$41,686	$(10,096)	$132,988
Cost of sales	—	74,026	28,931	(10,096)	92,861

Gross profit	—	27,372	12,755	—	40,127
Selling, general and administrative expenses	20	15,718	6,477	—	22,215
Research and development expenses	—	964	667	—	1,631
Restructuring costs	—	180	462	—	642

Income (loss) from operations	(20)	10,510	5,149	—	15,639
Interest expense, net	4,565	339	52	—	4,956
Other non-operating expense, net	—	52	675	—	727
Equity in earnings of subsidiaries	8,807	—	—	(8,807)	—

Income before income taxes	4,222	10,119	4,422	(8,807)	9,956
Provision (benefit) for income taxes	(2,617)	3,938	1,796	—	3,117

Net income	$6,839	$6,181	$2,626	$(8,807)	$6,839

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended July 2, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$19,640	$17,179	$6,098	$(23,277)	$19,640
Undistributed equity in earnings of subsidiaries	(23,277)	—	—	23,277	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	5,422	2,998	—	8,420
Amortization of intangible assets	—	2,070	793	—	2,863
Amortization and write-offs of deferred financing costs	560	224	—	—	784
Loss on foreign currency, net	—	—	(158)	—	(158)
Accretion of debt discount, net	1,045	—	—	—	1,045
Stock-based compensation	—	1,374	—	—	1,374
Changes in assets and liabilities:					—
Trade receivables	—	(12,786)	(9,489)	—	(22,275)
Inventories	—	(3,750)	(4,568)	—	(8,318)
Accounts payable and accrued liabilities	779	(2,071)	7,593	—	6,301
Other current assets and liabilities	—	(1,317)	692	—	(625)
Other operating assets and liabilities	—	(2,161)	265	—	(1,896)

Net cash provided by (used in) operating activities	(1,253)	4,184	4,224	—	7,155

Cash flows used in investing activities
Purchase of property, plant and equipement	—	(5,179)	(3,719)	—	(8,898)
Acquisition of Bauer net of cash $41 thousand cash received	—	(1,146)	(61,145)	—	(62,291)
Proceeds from sale of Chattanooga	—	1,484	—	—	1,484

Net cash used in investing activities	—	(4,841)	(64,864)	—	(69,705)

Cash flows from financing activities
Proceeds from issuance of Convertible Notes	85,000	—	—	—	85,000
Payment of debt issuance costs	(3,414)	—	—	—	(3,414)
Shares surrendered for tax withholdings	(65)	—	—	—	(65)
Redemption of bonds related to Chattanooga	—	(2,290)	—	—	(2,290)
Payments on mortgages	—	—	(197)	—	(197)
Payments on capital leases	—	(151)	(249)	—	(400)
Change in affiliate debt	(80,268)	22,515	57,753	—	—

Net cash provided by financing activities	1,253	20,074	57,307	—	78,634

Effect of exchange rate changes on cash and cash equivalents	—	—	1,680		1,680

Net change in cash and cash equivalents	—	19,417	(1,653)	—	17,764
Cash and cash equivalents at beginning of year	—	37,125	35,598	—	72,723

Cash and cash equivalents at end of period	$—	$56,542	$33,945	$—	$90,487

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended July 3, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$12,578	$11,734	$6,098	$(17,832)	$12,578
Undistributed equity in earnings of subsidiaries	(17,832)	—	—	17,832	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	6,289	1,903	—	8,192
Amortization of intangible assets	—	2,025	325	—	2,350
Amortization and write-offs of deferred financing costs	416	—	—	—	416
Fixed asset impairment/disposal	—	207	—	—	207
Loss on foreign currency, net	—	—	361	—	361
Accretion of debt discount	148	—	—	—	148
Stock based compensation	—	1,120	—	—	1,120
Changes in assets and liabilities:
Trade receivables	—	(12,494)	(6,076)	—	(18,570)
Inventories	—	(1,616)	(2,407)	—	(4,023)
Accounts payable and accrued liabilities	879	13,300	4,920	—	19,099
Other current assets and liabilities	—	(953)	(719)	—	(1,672)
Other operating assets and liabilities	(77)	(74)	(22)	—	(173)

Net cash provided by (used in) operating activities	(3,888)	19,538	4,383	—	20,033

Cash flows from investing activities
Purchase of fixed assets	—	(6,783)	(979)	—	(7,762)
Additional purchase price paid for acquisition	—	(645)	(532)	—	(1,177)

Net cash used in investing activities	—	(7,428)	(1,511)	—	(8,939)

Cash flows from financing activities
Payment of debt issuance costs	(123)	1	—	—	(122)
Shares surrendered for tax withholdings	(288)	—	—	—	(288)
Payments on mortgages	—	—	(418)	—	(418)
Change in affiliate debt	4,299	(6,562)	2,263	—	—
Payment on capital leases	—	(318)	(63)	—	(381)

Net cash (used in) provided by financing activities	3,888	(6,879)	1,782	—	(1,209)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,179)	—	(3,179)

Net change in cash and cash equivalents	—	5,231	1,475	—	6,706
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$1	$24,975	$33,227	$—	$58,203

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
17. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated subsequent events through the date the financial statements were issued and determined that no material subsequent events have occurred that would effect the information presented in these condensed consolidated financial statements or require additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the effects of intense competition in the markets in which we operate;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Bauer Acquisition;
•	the Company’s ability to obtain or protect intellectual property rights;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Company’s ability to complete cost reduction actions and risks associated with such actions;
•	the Company’s ability to control costs;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;
•	fluctuations in the costs of raw materials used in our products;
•	the Company’s ability to attract and retain key executives and other personnel;
•	work stoppages and other labor issues;
•	changes in the Company’s pension and retirement liabilities;
•	the Company’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	the cyclical nature of the markets in which we operate;
•	the risks associated with the global recession and volatility and disruption in the global financial markets;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the risks associated with international operations, including currency risks;
•	the risks associated with the Company’s planned investment in a new manufacturing facility in China; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Unless the context requires otherwise, the terms “Altra Holdings,” “ the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.
General
Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 58 subsidiaries. The following chart illustrates a summary of our corporate structure:

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
On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”). Bauer is a European manufacturer of high-quality gearmotors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy.
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
Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors
Gearing	Boston Gear, Nuttall Gear, Delroyd, Bauer Gear Motor	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment
Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps
Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors
Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools
Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans
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

Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In 2011, we expect to continue to focus on the execution of our long-term growth strategy, and will also to focus on the integration of Bauer. Among other items, we expect our growth initiatives in 2011 will continue to include investing in organic growth, pursuing strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.
During 2011, as a result of the positive demand environment for our products, we expect that early-cycle and late-cycle markets will continue to be strong for the remainder of the year although growth rates for early-cycle business are moderating as a result of a difficult year-over-year comparison. We expect that the Bauer acquisition will be accretive to earnings in 2011 and future periods. The Bauer acquisition has opened certain previously underpenetrated geographic regions and we believe it will provide a favorable environment to continue to further execute our acquisition strategy.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. With the exception of business combinations noted below, management believes there have been no significant changes in our critical accounting policies since December 31, 2010. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010.
Business Combinations
Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Results of Operations

	Quarter Ended		Year to Date Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$165,395	$132,988	$325,242	$260,694
Cost of sales	116,985	92,861	228,997	183,164

Gross profit	48,410	40,127	96,245	77,530
Gross profit percentage	29.27%	30.17%	29.59%	29.74%
Selling, general and administrative expenses	26,912	22,215	52,428	43,187
Research and development expenses	2,426	1,631	4,743	3,410
Restructuring costs	—	642	—	1,688

Income from operations	19,072	15,639	39,074	29,245
Interest expense, net	6,153	4,956	11,316	9,896
Other non-operating (income) expense, net	(599)	727	(885)	1,022

Income before income taxes	13,518	9,956	28,643	18,327
Provision for income taxes	4,600	3,117	9,003	5,749

Net income	$8,918	$6,839	$19,640	$12,578

Quarter Ended July 2, 2011 compared with Quarter Ended July 3, 2010
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Net sales	$165,395	$132,988	$32,407	24.4%
The majority of the increase in sales during the second quarter of 2011 is due to improvements in the end markets we serve compared to 2010. Of the increase in sales, approximately $8.8 million relates to the one month of additional sales related to the acquisition of Bauer and $3.7 million is related to the impact of foreign exchange rate increases attributed to the increase in the Euro and British Pound rates compared to 2010. We expect that demand at our late-cycle markets will remain strong and that we will see further improvement from many of our late-cycle markets, such as mining, power generation, and oil production, as the year progresses. We expect to see continued increases in sales in 2011 compared to 2010.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Gross Profit	$48,410	$40,127	$8,283	20.6%
Gross Profit as a percent of sales	29.3%	30.2%
The decrease in gross profit as a percentage of sales was primarily due to higher material costs in the second quarter of 2011, primarily relating to copper and steel, and the inclusion of one month of Bauer results which incorporates an inventory step up charge of $0.5 million. This has been offset by the effect of price increases of $1.7 million. We expect to be able to offset the majority of material cost increases with price increases to our customers during future periods. We expect our gross profit as a percentage of sales to improve in the second half of 2011 as price increases continue to be implemented.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Selling, general and administrative expense (“SG&A”)	$26,912	$22,215	$4,697	21.1%
SG&A as a percent of sales	16.3%	16.7%
SG&A increased compared to the second quarter of 2010 due to the reinstatement of certain employee benefits that were temporarily suspended during 2009 and not reinstated until July 2010. These include wage increases and company contributions to 401(k) plans. Costs associated with the acquisition of Bauer of $1.0 million and additional headcount to meet increased demand also contributed to the increase in SG&A, as well as the impact of foreign exchange of $0.1 million. During the remainder of 2011, we expect SG&A as a percentage of sales to remain consistent with the second quarter of 2011.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Restructuring Expense	$—	$642	$(642)	-100.0%
In March 2009, we adopted a restructuring plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with this restructuring effort going forward.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Interest Expense, net	$6,153	$4,956	$1,197	24.2%
Net interest expense increased due to the issuance of $85 million of Convertible Notes in March 2011.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Other non-operating (income)expense, net	$(599)	$727	$(1,326)	-182.4%
Other non-operating (income) expense in both the second quarter 2011 and 2010 relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	July 2,	July 3,
	2011	2010	Change	%

Provision for income taxes	$4,600	$3,117	$1,483	47.6%
Provision for income taxes as a % of income before income taxes	34.0%	31.3%
The 2011 second quarter provision for income taxes, as a percentage of income before taxes, was higher than that of the second quarter 2010. The primary reason for the increase is due to the release of a valuation allowance on previously unrecognized foreign net operating losses in 2010.

Year to Date Period Ended July 2, 2011 compared with the Year to Date Period Ended July 3, 2010
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Net sales	$325,242	$260,694	$64,548	24.8%
The majority of the increase in sales during 2011 is due to improvements in the end markets we serve compared to 2010 and to a lesser extent, the acquisition of Bauer. Of the increase in sales, approximately $8.8 million relates to the one month of additional sales related to the acquisition of Bauer, $4.1 million is related to the impact of foreign exchange rate increases attributed to the increase in the Euro and British Pound rates compared to 2010, and the impact of price increases of $3.5 million. Organic growth of approximately $51.6 million is attributed to increased demand in our early and late-cycle markets. We expect to see continued increases in sales in 2011 compared to 2010, but do not expect the second half of 2011 to be as strong as the first half due to seasonality.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Gross Profit	$96,245	$77,530	$18,715	24.1%
Gross Profit as a percent of sales	29.6%	29.7%
The decrease in gross profit as a percentage of sales was primarily due to increases in material costs, specifically related to the price of copper and steel. Gross profit was favorably impacted by the effect of foreign exchange of $1.5 million when compared to 2010, primarily related to the increase in the Euro and British Pound exchange rates, off-set by the incorporation of one months results for Bauer which includes the inventory step up of $0.5 million. We expect our full year 2011 gross profit as a percentage of sales to increase when compared to 2010 as we expect to continue to implement price increases to offset rising material costs.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Selling, general and administrative expense (“SG&A”)	$52,428	$43,187	$9,241	21.4%
SG&A as a percent of sales	16.1%	16.6%
SG&A increased due to the increased headcount and expenses related to the acquisition of Bauer as well as the reinstatement of certain employee benefits that were temporarily suspended during 2009 and not reinstated until July 2010. The increase in SG&A costs is also attributed to approximately $2.1 million of acquisition costs related to the Bauer acquisition as well as the effect of foreign exchange of $0.9 million. However, due to our cost reduction efforts over the past two years that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the year to date period ended July 2, 2011 when compared to the year to date period ended July 3, 2010. During the remainder of 2011, we expect to focus on maintaining our reduced cost base and to develop synergies as we incorporate Bauer into our corporate structure.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Restructuring expenses	$—	$1,688	$(1,688)	-100.0%
In March 2009, we adopted a restructuring plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with this restructuring effort going forward.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Interest Expense, net	$11,316	$9,896	$1,420	14.3%
Net interest expense increased due to the issuance of $85.0 million of Convertible Notes in March 2011.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Other non-operating (income) expense, net	$(885)	$1,022	$(1,907)	-186.6%
Other non-operating (income) expense in both the year to date periods ended July 2, 2011 and July 3, 2010 primarily relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Year to Date Period Ended
	July 2,	July 3,
	2011	2010	Change	%

Provision for income taxes	$9,003	$5,749	$3,254	56.6%
Provision for income taxes as a % of income from operations before income taxes	31.4%	31.4%
The 2011 year to date provision for income taxes, as a percentage of income before taxes, was approximately the same as that of 2010. The increase in the amount of the provision for income taxes in 2011 is due to the increased earnings of the Company. In the year to date period ended July 2, 2011, there was a favorable discrete item related to a refund of foreign withholding tax that previously impacted the Company’s effective tax rate, partially offset by the interest accrual on unrecognized tax benefits. In the year to date period ended July 3, 2010, there were favorable discrete items that primarily consisted of recognition of previously unrecognized deferred tax assets and benefits received from statutes of limitations expiring on unrecognized tax benefits.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our Revolving Credit Agreement to borrow up to approximately $50.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $6.6 million outstanding. Of this total capacity, we can currently borrow up to an additional $30.9 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.
Borrowings

	Amounts in millions
	July 2,	December 31,
	2011	2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	—
Senior Secured Notes	210.0	210.0
Variable rate demand revenue bonds	3.0	5.3
Mortgages	2.4	2.4
Capital leases	0.8	1.3

Total Debt	$301.2	$219.0

Convertible Senior Notes
In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses which were capitalized. The proceeds from the offering were used to fund the Bauer acquisition, as well as bolster the Company’s cash position.
Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semi-annually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at July 2, 2011.

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
As of July 2, 2011, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of July 2, 2011, we had no borrowings and $6.6 million in letters of credit outstanding under the Revolving Credit Agreement.
Cash and Cash Equivalents

	Year to Date Period Ended
	July 2,	December 31,
(in thousands)	2011	2010	Change	%

Cash and cash equivalents	$90,487	$72,723	$17,764	24.4%
Cash Flows for year to date period ended July 2, 2011
The primary sources of funds provided by operating activities of $7.2 million for the year to date period ended July 2, 2011 resulted from cash provided from net income of $19.6 million which was offset by the net impact of the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, non-cash gain on foreign currency offset by a net increase in working capital all totaling $12.4 million. While a variety of factors can influence our ability to project future cash flow, we expect to continue to see positive cash flows from operating activities during the remainder of 2011.

Net cash used in investing activities was $69.7 million for the year to date period ended July 2, 2011. The increase from 2010 primarily relates to the acquisition of Bauer for $62.3 million as well as capital expenditures of $8.9 million offset by proceeds from the sale of our Chattanooga facility of $1.5 million. We expect to incur between $16.5 million and $18.5 million of additional capital expenses in 2011.
Net cash provided by financing activities was $78.6 million for the year to date period ended July 2, 2011. This resulted primarily from the proceeds of the issuance of $85.0 million in Convertible Notes, offset by the payments of capital lease obligations of $0.4 million, $0.2 million of payments on mortgages, $2.3 million related to the redemption of bonds in connection with the sale of our Chattanooga facility, $0.1 million of shares repurchased to satisfy employee tax withholdings upon vesting, and $3.4 million of costs associated with the issuance of the Convertible Notes.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, capital expenditures, pension funding, and to repay our debt. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to December 31, 2010, with the exception of the issuance of $85.0 million of Convertible Notes in March 2011, due on March 1, 2031. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Interest payments on these notes will be approximately $1.9 million in 2011 and approximately $2.3 million of interest will be due each year from 2012 through 2031 when the Convertible Notes become due.

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
Disclosure Controls and Procedures
As of July 2, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of July 2, 2011, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
With the exception of the addition of Bauer, there has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Note Regarding Acquisition
In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of July 2, 2011, management has excluded the operations of various legal entities which make up the Bauer acquisition (consolidated by the Company as of May 30, 2011). The Company is currently assessing the control environment of this acquired business.
The Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. The acquired business’ total revenue were less than 10% of the Company’s total revenue at July 2, 2011.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 are incorporated herein by reference.
During the reporting period, except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended July 2, 2011.

			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet be
	of Shares	Price Paid per	Part of Publicly	Purchased Under
Approximate Period	Purchased (1)	Share	Announced Plans or Programs	The Plans or Programs
April 3, 2011 to April 30, 2011	—	$—	—	$—
May 1, 2011 to May 28, 2011	—	$—	—	$—
May 29, 2011 to July 2, 2011	145	$24.66	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

2.1	*+	Sale and Purchase Agreement among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of it subsidiaries), dated February 25, 2011.

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

+	Schedules and exhibits to the Sale and Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
August 8, 2011	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title	President and Chief Executive Officer

August 8, 2011	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

August 8, 2011	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

2.1*	+	Sale and Purchase Agreement among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of it subsidiaries), dated February 25, 2011.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

+	Schedules and exhibits to the Sale and Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.