Form 10-Q
period 2011-10-01
Altra Holdings, Inc.
filed 2011-11-03
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2011, 26,812,883 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1.	Financial Statements
ALTRA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	October 1,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,261	$72,723
Trade receivables, less allowance for doubtful accounts of $2,068 and $1,111 at October 1, 2011 and December 31, 2010, respectively	103,718	67,403
Inventories	123,539	88,217
Deferred income taxes	4,434	4,414
Income tax receivable	5,871	4,126
Assets held for sale	—	1,484
Prepaid expenses and other current assets	5,091	4,168

Total current assets	332,914	242,535

Property, plant and equipment, net	122,650	105,298
Intangible assets, net	79,560	69,250
Goodwill	84,862	76,897
Deferred income taxes	89	82
Other non-current assets, net	15,248	14,040

Total assets	$635,323	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,636	$40,812
Accrued payroll	21,741	18,486
Accruals and other current liabilities	34,632	24,142
Deferred income taxes	61	59
Current portion of long-term debt	824	3,393

Total current liabilities	107,894	86,892

Commitments and contingencies (Note 15)
Long-term debt — less current portion and net of unaccreted discount	266,417	213,109
Deferred income taxes	31,287	20,558
Pension liablities	11,754	11,031
Long-term taxes payable	6,749	10,892
Other long-term liabilities	984	868
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,596,145 and 26,466,216 issued and outstanding at October 1, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	149,007	133,861
Retained earnings	77,315	45,536
Accumulated other comprehensive income	(16,110)	(14,671)

Total stockholders’ equity	210,238	164,752

Total liabilities and stockholders’ equity	$635,323	$508,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$177,853	$128,930	$503,095	$389,624
Cost of sales	124,824	90,289	353,821	273,453

Gross profit	53,029	38,641	149,274	116,171

Operating expenses:
Selling, general and administrative expenses	31,577	22,804	84,005	65,991
Research and development expenses	2,801	1,746	7,544	5,156
Restructuring expense	—	510	—	2,198

	34,378	25,060	91,549	73,345

Income from operations	18,651	13,581	57,725	42,826

Other non-operating (income) expense:
Interest expense, net	6,698	4,838	18,014	14,734
Other non-operating (income) expense, net	216	(272)	(668)	750

	6,914	4,566	17,346	15,484

Income before income taxes	11,737	9,015	40,379	27,342
(Benefit from) Provision for income taxes	(403)	2,441	8,600	8,190

Net income	$12,140	$6,574	$31,779	$19,152

Consolidated Statement of Comprehensive (loss) income
Minimum pension liability adjustment	$—	$(185)	$—	$(515)
Foreign currency translation adjustment	(7,008)	12,066	(1,439)	3,223

Comprehensive income	$5,132	$18,455	$30,340	$21,860

Weighted average shares, basic	26,546	26,414	26,508	26,364
Weighted average shares, diluted	26,655	26,495	26,712	26,477

Net income per share:
Basic	$0.46	$0.25	$1.20	$0.73
Diluted	$0.46	$0.25	$1.19	$0.72
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Ended
	October 1, 2011	October 2, 2010
	(Unaudited)
Cash flows from operating activities
Net income	$31,779	$19,152
Adjustments to reconcile net income to net cash flows:
Depreciation	13,258	12,315
Amortization of intangible assets	4,568	3,713
Amortization and write-offs of deferred financing costs	1,372	536
(Gain) loss on foreign currency, net	(324)	270
Accretion of debt discount, net	1,887	225
Fixed asset impairment/disposal	—	441
Stock-based compensation	1,933	1,670
Changes in assets and liabilities:
Trade receivables	(17,671)	(18,798)
Inventories	(13,873)	(8,687)
Accounts payable and accrued liabilities	9,552	27,429
Other current assets and liabilities	880	(752)
Other operating assets and liabilities	(4,254)	(186)

Net cash provided by operating activities	29,107	37,328

Cash flows from investing activities
Purchase of property, plant and equipment	(13,840)	(12,725)
Additional purchase price paid for acquisition	—	(1,177)
Proceeds from sale of Chattanooga Facility	1,484	—
Acquisition of Bauer, net of $41 cash received	(69,460)	—

Net cash used in investing activities	(81,816)	(13,902)

Cash flows from financing activities
Payment of issuance costs for Convertible Notes	(3,414)	—
Payment of issuance costs for 8 1/8 Senior Secured Notes	—	(265)
Purchase of 8 1/8 Senior Secured Notes	(8,230)	—
Proceeds from issuance of Convertible Notes	85,000	—
Shares surrendered for tax withholdings	(914)	(854)
Redemption of variable rate demand revenue bonds related to Chattanooga facility	(2,290)	—
Payment on mortgages	(516)	(481)
Net payments on capital leases	(627)	(563)

Net cash provided by (used in) financing activities	69,009	(2,163)

Effect of exchange rate changes on cash and cash equivalents	1,238	(599)

Net change in cash and cash equivalents	17,538	20,664
Cash and cash equivalents at beginning of year	72,723	51,497

Cash and cash equivalents at end of period	$90,261	$72,161

Cash paid during the period for:
Interest	$10,462	$9,676
Income taxes	$9,685	$1,210
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 1, 2011 and December 31, 2010, results of operations for the quarter and year to date periods ended October 1, 2011 and October 2, 2010, and cash flows for the year to date periods ended October 1, 2011 and October 2, 2010.
The December 31, 2010 consolidated balance sheet data presented for the Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $201.8 million and $210.0 million at October 1, 2011 and December 31, 2010, respectively. The estimated fair value of the Senior Secured Notes at October 1, 2011 and December 31, 2010 was $205.8 million and $221.0 million, respectively, based on quoted market prices for such notes (level 1).
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at October 1, 2011. The estimated fair value of the Convertible Notes (the at October 1, 2011, was $67.3 million, based on quoted market prices for such notes (level 1).
Included in cash and cash equivalents as of October 1, 2011 and December 31, 2010 are money market fund investments of $52.7 million and $34.0 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).
4. Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the consolidated financial statements.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
5. Net Income per Share
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
The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net income	$12,140	$6,574	$31,779	$19,152

Shares used in net income per common share — basic	26,546	26,414	26,508	26,364

Incremental shares of unvested restricted common stock	109	81	204	113

Shares used in net income per common share — diluted	26,655	26,495	26,712	26,477

Earnings per share:
Basic	$0.46	$0.25	$1.20	$0.73
Diluted	$0.46	$0.25	$1.19	$0.72
The Company excluded 784,890 shares related to the Convertible Notes (See Note 12) from the above earnings per share calculation as these shares were anti-dilutive.
6. Acquisitions
In May 2011, the Company consummated an agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”) for cash consideration of €43.1 million ($62.3 million). We refer to this transaction as the Bauer Acquisition. Following closing, the Company made additional payments in the amount of €4.8 million ($7.0 million) to reflect an adjustment for working capital and $0.2 million to reflect an adjustment for pension liability. The total purchase price paid for the Bauer Acquisition was €48.0 million ($69.50 million).
The Company’s payment to reflect the working capital adjustment for Bauer was paid in July 2011. The Company originally included the working capital adjustment as part of the other liabilities in the purchase price allocation instead of included as part of the purchase price of the acquisition. In the quarter ended October 1, 2011, the Company adjusted the table below to reflect the $7.0 million working capital payment as a reduction to other liabilities and an increase in the total purchase price, excluding acquisition costs. This adjustment has no effect on the amount of goodwill acquired as part of the Bauer Acquisition.
In the quarter ended October 1, 2011, the amount of acquired goodwill the Company received from the Bauer acquisition changed by $1.4 million due to changes in the Company’s valuation of fixed assets as well as adjustments to certain reserves.
Through the Bauer Acquisition, the Company acquired a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. With the Bauer Acquisition, in addition to a presence in Germany, the Company acquired Bauer’s well-established sales network in 15 additional countries in Western and Eastern Europe, China, and the United States.
The closing date of the Bauer Acquisition was May 29, 2011, and as a result, the Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. Revenue and net income for the Bauer activity included in the quarter ended October 1, 2011 were $30.7 million and $1.0 million, respectively. Revenue and net income for the year to date period ended October 1, 2011 were $39.5 million and $0.1 million, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Company is in the process of completing its final purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Bauer, as presented below, are based upon the Company’s preliminary estimate of the fair value as of the date of the acquisition. The purchase price allocation as of the acquisition date is as follows:

Total purchase price, excluding acquisition costs of approximately $3.5 million	$69,501
Cash and cash equivalents	41
Trade receivables, net of $0.7 million for allowance for doubtful accounts	18,394
Inventories	21,397
Prepaid expenses and other	2,331
Property, plant and equipment	18,045
Intangible assets	15,458

Total assets acquired	$75,666
Accounts payable	3,946
Accrued expenses and other current liabilities	7,589
Other liabilities	2,910

Total liabilities assumed	$14,445
Net assets acquired	61,221
Excess purchase price over fair value of net assets acquired	$8,280

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company is currently in the process of analyzing tax deductible goodwill for Bauer. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, ability to cross-sell product, as well as penetrating certain geographic areas, as a result of the acquisition of Bauer.
The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$12,063
Trade names and trademarks, not subject to amortization	3,395

Total intangible assets	$15,458

Customer relationships are subject to amortization, and will be recognized on a straight-line basis over the estimated useful life of 9 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.
The following table sets forth the unaudited pro forma results of operations of the Company for the year and quarter to date periods ended October 1, 2011 and October 2, 2010 as if the Company had acquired Bauer at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and Bauer, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of a fair value adjustment to inventory recorded in connection with the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Pro Forma (unaudited)		Pro Forma (unaudited)
	Quarter to Date Period Ended		Year to Date Period Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Total revenues	$177,853	$154,641	$553,026	$460,488
Net income	$12,140	$6,159	$35,020	$14,275
Basic earnings per share:
Net income	$0.46	$0.23	$1.32	$0.54
Diluted earnings per share:
Net income	$0.46	$0.23	$1.32	$0.54
7. Inventories
Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at October 1, 2011 and December 31, 2010 consisted of the following:

	October 1,	December 31,
	2011	2010
Raw materials	$46,000	$32,826
Work in process	25,976	16,223
Finished goods	51,563	39,168

Inventories	$123,539	$88,217

Approximately 11% of total inventories were valued using the LIFO method as of October 1, 2011 and approximately 12% of total inventories were valued using the LIFO method as of December 31, 2010. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended October 1, 2011 and October 2, 2010. The Company recorded a $0.4 million adjustment and $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended October 1, 2011 and October 2, 2010, respectively.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
8. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2010 through October 1, 2011 were as follows:

2011
Gross goodwill balance as of January 1	$108,707
Additional goodwill from Bauer acquisition	8,280
Impact of changes in foreign currency	(315)

Gross goodwill balance as of October 1	116,672

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of October 1	(31,810)

Net goodwill balance October 1, 2011	$84,862

Other intangible assets as of October 1, 2011 and December 31, 2010 consisted of the following:

	October 1, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,125	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	74,101	27,607	62,038	23,821
Product technology and patents	5,632	5,701	5,435	4,919
Impact of changes in foreign currency	(990)	—	(213)	—

Total intangible assets	$112,868	$33,308	$97,990	$28,740

Related to the Bauer Acquisition, the Company recorded an additional $15.5 million of intangible assets of which $12.1 million related to customer relationships, which will be amortized on a straight line basis over 9 years, and $3.4 million related to tradenames and trademarks which represents indefinite-lived intangible assets.
The Company recorded $1.7 million and $1.4 million of amortization expense in the quarters ended October 1, 2011 and October 2, 2010, respectively, and recorded $4.6 million and $3.7 million of amortization expense in the year to date periods ended October 1, 2011 and October 2, 2010, respectively.
The estimated amortization expense for intangible assets is approximately $1.7 million for the remainder of 2011, $6.8 million in 2012, and $6.3 million in each of the next three years and then $18.0 million thereafter.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
9. Warranty Costs
The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended October 1, 2011 and October 2, 2010 are as follows:

	October 1,	October 2,
	2011	2010

Balance at beginning of period	$3,583	$4,047
Additional warranty related to Bauer	1,720	—
Accrued current period warranty expense	1,618	1,041
Payments	(1,645)	(1,186)

Balance at end of period	$5,276	$3,902

10. Income Taxes
The estimated effective income tax rates recorded for the quarters ended October 1, 2011 and October 2, 2010, were based upon management’s best estimate of the effective tax rate for the entire year.
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
During the quarter ended October 1, 2011, the Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve . The net benefit to the Company is approximately $3.2 million. In addition, the Company released $0.7 million of a valuation allowance against state income tax attributes. This amount was fully recognized in the Company’s effective rate for the quarter ended October 1, 2011.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date periods ended October 1, 2011 and October 2, 2010:

	Quarter Ended
	Pension Benefits		Other Benefits
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service cost	$25	$50	$1	$1
Interest cost	291	334	4	4
Expected return on plan assets	(266)	(309)	—	—
Amortization of prior service income	—	—	—	(172)
Amortization of net gain	7	—	(13)	(40)

Net periodic benefit cost (income)	$57	$75	$(8)	$(207)

	Year to Date Ended
	Pension Benefits		Other Benefits
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service cost	$75	$50	$2	$2
Interest cost	863	962	12	17
Expected return on plan assets	(778)	(919)	—	—
Amortization of prior service income	—	—	(1)	(515)
Amortization of net gain	32	—	(39)	(121)

Net periodic benefit cost (income)	$192	$93	$(26)	$(617)

The Company made $2.4 million of payments to the pension plan in the year to date period ended October 1, 2011 of which $0.8 million were required payments.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
12. Debt
Outstanding debt obligations at October 1, 2011 and December 31, 2010 were as follows:

	October 1,	December
	2011	31, 2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	—
Senior Secured Notes	201,770	210,000
Variable rate demand revenue bonds	3,000	5,300
Mortgages	1,918	2,372
Capital leases	605	1,257

Total debt	292,293	218,929
Less: debt discount, net of accretion	(25,052)	(2,427)

Total long-term debt, net of unaccreted discount	$267,241	$216,502

Less current portion of long-term debt	824	3,393

Total long-term debt	$266,417	$213,109

Convertible Senior Notes
On March 7, 2011, the Company issued $85.0 million of Convertible Notes due on March 1, 2031. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses that were capitalized. The proceeds from the offering were used in part to fund the Bauer Acquisition and also to bolster the Company’s cash position.
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
If a fundamental change occurs, the Convertible Notes are redeemable at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the repurchase date. The Convertible Notes are also redeemable on each of March 1, 2018, March 1, 2021, and March 1, 2026 for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the option repurchase date.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
On or after March 1, 2015, the Company may call all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock, or combination thereof, at the Company’s option, equal to the sum of the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through March 1, 2018 to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day. On or after March 1, 2018, the Company may redeem for cash all or a portion of the notes at a redemption price of 100% of the principle amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest (including contingent and additional interest, if any) to, but not including, the redemption date.
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
The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of October 1, 2011:

October 1,
2011

Principal amount of debt	$85,000
Unamortized discount	22,931

Carrying value of debt	$62,069

Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended October 1, 2011:

October 1,
2011

Contractual coupon rate of interest	$1,364
Accretion of convertible notes discount and amortization of deferred financing costs	1,761

Interest expense for the Convertible Notes	$3,125

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at October 1, 2011 and the cash coupon interest rate is 2.75%.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
During the quarter and year to date period ended October 1, 2011, the Company repurchased $8.2 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.2 million, which was recorded as part of interest expense in the quarter ended October 1, 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.3 million which was also recorded as part of interest expense in the quarter ended October 1, 2011.
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
Revolving Credit Agreement
Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility (the “Revolving Credit Agreement”), that provides for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility (the “Old Revolving Credit Agreement”), and TB Wood’s existing credit facility (the “Old TB Wood’s Revolving Credit Agreement”). The Company can borrow up to $37.5 million under the Revolving Credit Agreement without being required to comply with any financial covenants under the agreement. The Company may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 25, 2012.
There were no borrowings under the Revolving Credit Agreement at October 1, 2011 and December 31, 2010, however, the lender had issued $6.6 million and $10.1 million of outstanding letters of credit on behalf of the Company as of October 1, 2011 and December 31, 2010, respectively.
Altra Industrial and all of its domestic subsidiaries are borrowers (collectively, “Borrowers”) under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. The bonds associated with the San Marcos facility bear a variable interest rate (less than 1% as of October 1, 2011) and mature in April 2024. The bonds were issued to finance a production facility for TB Wood’s manufacturing operations in the city of San Marcos and are secured by a letter of credit issued under the terms of the Revolving Credit Agreement.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of October 1, 2011 and December 31, 2010, the mortgage had a remaining principal of €1.4 million or $1.9 million, and of €1.8 million or $2.4 million, respectively.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.6 million and $1.3 million at October 1, 2011 and December 31, 2010, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of October 1, 2011 and December 31, 2010 under any of the overdraft agreements.
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
The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended October 1, 2011 and October 2, 2010 was $1.9 million and $1.7 million, respectively. Compensation expense recorded during the quarter to date periods ended October 1, 2011 and October 2, 2010 was $0.6 million and $0.5 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended October 1, 2011:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested January 1, 2011	287,586	$9.66
Shares granted	114,273	21.94
Shares for which restrictions lapsed	(185,121)	12.66

Restricted shares unvested October 1, 2011	216,738	$13.57

Total remaining unrecognized compensation cost was $2.8 million as of October 1, 2011, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the year to date period ended October 1, 2011 was $3.2 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
14. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended October 1, 2011 and October 2, 2010.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

North America (primarily U.S.)	$107,000	$94,335	$36,141	$286,716
Europe	59,565	26,629	137,104	81,204
Asia and other	11,288	7,966	29,850	21,704

Total	$177,853	$128,930	$503,095	$389,624

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of our foreign subsidiaries at October 1, 2011 and December 31, 2010 were $105.3 million and $92.3 million, respectively.
15. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of October 1, 2011 and December 31, 2010, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying condensed consolidated balance sheets for potential litigation losses at those dates.
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
16. Restructuring, Asset Impairment and Transition Expenses
In March 2009, the Company adopted a restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense was $2.2 million for the year to date period ended October 2, 2010. The Company substantially completed the 2009 Altra Plan in the fourth quarter of 2010.
The Company’s restructuring expense, by major component for the year to date period ended October 2, 2010, was as follows:

Year to Date Ended
October 2, 2010
2009 Altra
Plan

Expenses
Severance	$1,159
Moving and relocation	413
Other cash expenses	395

Total cash expenses	1,967

Non-cash asset impairment and loss on sale of fixed asset	231

Total restructuring expenses	$2,198

The following is a reconciliation of the accrued restructuring costs between December 31, 2010 and October 1, 2011:

2009 Altra Plan

Balance at December 31, 2010	$159
Cash restructuring expense incurred	—
Cash payments	(50)

Balance at October 1, 2011	$109

The total restructuring reserve as of October 1, 2011 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the condensed consolidated balance sheet. As of October 1, 2011, the Company has incurred $10.0 million of cumulative expense related to the 2009 Altra Plan. The Company does not expect to incur any additional expenses associated with the consolidation of facilities under the 2009 Altra Plan for the remainder of 2011.
17. Guarantor Subsidiaries
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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Balance Sheet
October 1, 2011

		Guarantor	Non Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,063	$36,198	$—	$90,261
Trade receivables, less allowance for doubtful accounts	—	54,008	49,710	—	103,718
Loans receivable from related parties	267,605	—	—	(267,605)	—
Inventories	—	72,933	50,606	—	123,539
Deferred income taxes	—	3,814	620	—	4,434
Income tax receivable	—	5,871	—	—	5,871
Prepaid expenses and other current assets	—	2,957	2,134	—	5,091

Total current assets	267,605	193,646	139,268	(267,605)	332,914

Property, plant and equipment, net	—	75,847	46,803	—	122,650
Intangible assets, net	—	51,295	28,265	—	79,560
Goodwill	—	56,446	28,416	—	84,862
Deferred income taxes	—	—	89	—	89
Investment in subsidiaries	202,650	—	—	(202,650)	—
Other non-current assets	7,382	7,733	133	—	15,248

Total assets	$477,637	$384,967	$242,974	$(470,255)	$635,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$27,594	$23,042	$—	$50,636
Accrued payroll	—	10,037	11,704	—	21,741
Accruals and other current liabilities	5,733	15,634	13,265	—	34,632
Deferred income taxes	—	—	61	—	61
Current portion of long-term debt	—	454	370	—	824
Loans payable to related parties	—	195,086	72,519	(267,605)	—

Total current liabilities	5,733	248,805	120,961	(267,605)	107,894

Long-term debt — less current portion and net of unacreted discount	261,666	3,110	1,641	—	266,417
Deferred income taxes	—	22,434	8,853	—	31,287
Pension liablities	—	5,763	5,991	—	11,754
Long-term taxes payable	—	6,749	—	—	6,749
Other long-term liabilities	—	778	206	—	984
Total stockholders’ equity	210,238	97,328	105,322	(202,650)	210,238

Total liabilities and stockholders’ equity	$477,637	$384,967	$242,974	$(470,255)	$635,323

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

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended October 1, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$344,731	$191,944	$(33,580)	$503,095
Cost of sales	—	249,795	137,606	(33,580)	353,821

Gross profit	—	94,936	54,338	—	149,274
Selling, general and administrative expenses	—	51,639	32,366		84,005
Research and development expenses	—	3,962	3,582		7,544

Income from operations	—	39,335	18,390	—	57,725
Interest expense, net	17,265	659	90		18,014
Other non-operating income, net	—	(432)	(236)		(668)
Equity in earnings of subsidiaries	39,581	—	—	(39,581)	—

Income before income taxes	22,316	39,108	18,536	(39,581)	40,379
Provision (benefit) for income taxes	(9,463)	12,515	5,548		8,600

Net income	$31,779	$26,593	$12,988	$(39,581)	$31,779

Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$293,134	$125,836	$(29,346)	$389,624
Cost of sales	—	215,547	87,252	(29,346)	273,453

Gross profit	—	77,587	38,584	—	116,171
Selling, general and administrative expenses	46	44,916	21,029	—	65,991
Research and development expenses	—	3,091	2,065	—	5,156
Restructuring costs	—	1,207	991	—	2,198

Income (loss) from operations	(46)	28,373	14,499	—	42,826
Interest expense, net	13,526	1,083	125	—	14,734
Other non-operating expense, net	—	764	(14)	—	750
Equity in earnings of subsidiaries	26,594	—	—	(26,594)	—

Income before income taxes	13,022	26,526	14,388	(26,594)	27,342
Provision (benefit) for income taxes	(6,130)	9,284	5,036	—	8,190

Net income	$19,152	$17,242	$9,352	$(26,594)	$19,152

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended October 1, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,929	$79,500	$(12,576)	$177,853
Cost of sales	—	80,066	57,334	(12,576)	124,824

Gross profit	—	30,863	22,166	—	53,029
Selling, general and administrative expenses	—	16,595	14,982		31,577
Research and development expenses	—	1,306	1,495		2,801

Income from operations	—	12,962	5,689	—	18,651
Interest expense, net	6,395	253	50		6,698
Other non-operating income, net	—	30	186		216
Equity in earnings of subsidiaries	11,806	—	—	(11,806)	—

Income before income taxes	5,411	12,679	5,453	(11,806)	11,737
Provision (benefit) for income taxes	(6,729)	3,264	3,062		(403)

Net income	$12,140	$9,415	$2,391	$(11,806)	$12,140

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$96,652	$42,156	$(9,878)	$128,930
Cost of sales	—	70,207	29,960	(9,878)	90,289

Gross profit	—	26,445	12,196	—	38,641
Selling, general and administrative expenses	—	15,702	7,102	—	22,804
Research and development expenses	—	1,043	703	—	1,746
Restructuring costs	—	229	281	—	510

Income from operations	—	9,471	4,110	—	13,581
Interest expense, net	4,465	359	14	—	4,838
Other non-operating (income) expense, net	—	638	(910)	—	(272)
Equity in earnings of subsidiaries	8,762	—	—	(8,762)	—

Income before income taxes	4,297	8,474	5,006	(8,762)	9,015
Provision (benefit) for income taxes	(2,277)	2,966	1,752	—	2,441

Net income	$6,574	$5,508	$3,254	$(8,762)	$6,574

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended October 1, 2011
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$31,779	$26,593	$12,988	$(39,581)	$31,779
Undistributed equity in earnings of subsidiaries	(39,581)	—	—	39,581	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	5,422	7,836	—	13,258
Amortization of intangible assets	—	3,089	1,479	—	4,568
Amortization and write-offs of deferred financing costs	1,037	335	—	—	1,372
(Gain) loss on foreign currency, net	—	—	(324)	—	(324)
Accretion of debt discount, net	1,887	—	—	—	1,887
Stock-based compensation	—	1,933	—	—	1,933
Changes in assets and liabilities:				—	—
Trade receivables	—	(9,354)	(8,317)	—	(17,671)
Inventories	—	(9,008)	(4,865)	—	(13,873)
Accounts payable and accrued liabilities	4,311	(3,329)	8,570	—	9,552
Other current assets and liabilities	—	(675)	1,555	—	880
Other operating assets and liabilities	—	(6,364)	2,110	—	(4,254)

Net cash provided by (used in) operating activities	(567)	8,642	21,032	—	29,107

Cash flows used in investing activities
Purchase of property, plant and equipement	—	(5,966)	(7,874)	—	(13,840)
Acquisition of Bauer net of cash $41 thousand cash received	—	(1,146)	(68,314)	—	(69,460)
Proceeds from sale of Chattanooga	—	1,484	—	—	1,484

Net cash used in investing activities	—	(5,628)	(76,188)	—	(81,816)

Cash flows from financing activities

Proceeds from issuance of Convertible Notes	85,000	—	—	—	85,000

Purchase of 8 1/8 Senior Secured Notes	(8,230)	—	—	—	(8,230)

Payment of issuance costs for Convertible Notes	(3,414)	—	—	—	(3,414)
Shares surrendered for tax withholdings	(914)	—	—	—	(914)
Redemption of variable rate demand revenuebonds related to the Chattanooga facility	—	(2,290)	—	—	(2,290)
Payments on mortgages	—	—	(516)	—	(516)
Payments on capital leases	—	(228)	(399)	—	(627)
Change in affiliate debt	(71,875)	16,442	55,433	—	—

Net cash provided by financing activities	567	13,924	54,518	—	69,009

Effect of exchange rate changes on cash and cash equivalents	—	—	1,238	—	1,238

Net change in cash and cash equivalents	—	16,938	600	—	17,538
Cash and cash equivalents at beginning of year	—	37,125	35,598	—	72,723

Cash and cash equivalents at end of period	$—	$54,063	$36,198	$—	$90,261

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended October 2, 2010
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$19,152	$17,242	$9,352	$(26,594)	$19,152
Undistributed equity in earnings of subsidiaries	(26,594)	—	—	26,594	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	9,521	2,794	—	12,315
Amortization of intangible assets	—	3,046	667	—	3,713
Amortization and write-offs of deferred financing costs	536	—	—	—	536
Fixed asset impairment/disposal	—	92	349	—	441
Loss on foreign currency, net	—	—	270	—	270
Accretion of debt discount	225	—	—	—	225
Stock based compensation	—	1,670	—	—	1,670
Changes in assets and liabilities:
Trade receivables	—	(11,409)	(7,389)	—	(18,798)
Inventories	—	(5,148)	(3,539)	—	(8,687)
Accounts payable and accrued liabilities	5,145	15,287	6,997	—	27,429
Other current assets and liabilities	—	(352)	(400)	—	(752)
Other operating assets and liabilities	—	(86)	(100)	—	(186)

Net cash provided by (used in) operating activities	(1,536)	29,863	9,001	—	37,328

Cash flows from investing activities
Purchase of fixed assets	—	(10,570)	(2,155)	—	(12,725)
Additional purchase price paid for acquisition	—	(645)	(532)	—	(1,177)

Net cash used in investing activities	—	(11,215)	(2,687)	—	(13,902)

Cash flows from financing activities
Payment of debt issuance costs	(265)	—	—	—	(265)
Shares surrendered for tax withholdings	(854)	—	—	—	(854)
Payments on mortgages	—	—	(481)	—	(481)
Change in affiliate debt	2,654	1,361	(4,015)	—	—
Payment on capital leases	—	(470)	(93)	—	(563)

Net cash (used in) provided by financing activities	1,535	891	(4,589)	—	(2,163)

Effect of exchange rate changes on cash and cash equivalents	—	—	(599)	—	(599)

Net change in cash and cash equivalents	(1)	19,539	1,126	—	20,664
Cash and cash equivalents at beginning of year	1	19,744	31,752	—	51,497

Cash and cash equivalents at end of period	$—	$39,283	$32,878	$—	$72,161

ALTRA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
18. Subsequent Events
In October 2011, the Company repurchased an additional $3.7 million of Senior Secured Notes at a premium of $0.1 million.
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated subsequent events through the date the financial statements were issued and determined that with the exception of the above repurchase of Senior Secured Notes, no material subsequent events have occurred that would effect the information presented in these condensed consolidated financial statements or require additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
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

General
Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 56 subsidiaries. The following chart illustrates a summary of our corporate structure:
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
On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”). Bauer is a European manufacturer of high-quality gearmotors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. We refer to this transaction as the Bauer Acquisition.
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

Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In both the remainder of 2011 and the first portion of 2012, we expect to continue to focus on the execution of our long-term growth strategy and the integration of Bauer. Among other items, we expect our growth initiatives will continue to include investing in organic growth, pursuing strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.
During the remainder of 2011, as a result of the positive demand environment for our products, we expect that early-cycle and late-cycle markets will continue to be strong although growth rates for early-cycle business are moderating as a result of a difficult year-over-year comparison. The Bauer Acquisition has created business opportunities for us in certain previously underpenetrated geographic regions and we believe the Bauer Acquisition will provide us with a platform from which we can further execute our acquisition strategy.
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

Results of Operations

	Quarter Ended		Year to Date Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Net sales	$177,853	$128,930	$503,095	$389,624
Cost of sales	124,824	90,289	353,821	273,453

Gross profit	53,029	38,641	149,274	116,171
Gross profit percentage	29.82%	29.97%	29.67%	29.82%
Selling, general and administrative expenses	31,577	22,804	84,005	65,991
Research and development expenses	2,801	1,746	7,544	5,156
Restructuring costs	—	510	—	2,198

Income from operations	18,651	13,581	57,725	42,826
Interest expense, net	6,698	4,838	18,014	14,734
Other non-operating (income) expense, net	216	(272)	(668)	750

Income before income taxes	11,737	9,015	40,379	27,342
Provision for income taxes	(403)	2,441	8,600	8,190

Net income	$12,140	$6,574	$31,779	$19,152

Quarter Ended October 1, 2011 compared with Quarter Ended October 2, 2010
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Net sales	$177,853	$128,930	$48,923	37.9%
The increase in sales during the third quarter of 2011 is primarily due to approximately $30.7 million of additional sales related to the acquisition of Bauer, improvements in the end markets we serve compared to 2010, and $1.7 million is related to the impact of foreign exchange rate increases attributed to the increase in the Euro and British Pound rates compared to 2010. We expect that demand of our late-cycle markets will remain strong and that we will see further improvement from many of our late-cycle markets, such as mining, power generation, and oil production, as the year progresses. We expect to see continued increases in sales in 2011 compared to 2010.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Gross Profit	$53,029	$38,641	$14,388	37.2%
Gross Profit as a percent of sales	29.8%	30.0%
The decrease in gross profit as a percentage of sales was primarily due to higher material costs in the third quarter of 2011, primarily relating to copper and steel, and the inclusion of Bauer results. This has been offset by the effect of price increases of $2.4 million. We expect to be able to offset the majority of material cost increases with price increases and surcharges to our customers during future periods. We expect our gross profit as a percentage of sales to improve in the fourth quarter of 2011 as price increases continue to be implemented.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Selling, general and administrative expense (“SG&A”)	$31,577	$22,804	$8,773	38.5%
SG&A as a percent of sales	17.8%	17.7%
SG&A increased compared to the third quarter of 2010 due to additional headcount to meet increased demand, higher wage rates, and higher commissions related to the increase in sales, $0.6 million of costs associated with the acquisition of Bauer, as well as the impact of foreign exchange of $0.2 million. During the remainder of 2011, we expect SG&A as a percentage of sales to remain consistent with the third quarter of 2011.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Restructuring Expense	$—	$510	$(510)	-100.0%
In March 2009, we adopted a restructuring plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with this restructuring effort going forward.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Interest Expense, net	$6,698	$4,838	$1,860	38.4%
Net interest expense increased due to the issuance of $85 million of Convertible Notes in March 2011 as well as the repurchase of $8.2 million of Senior Secured Notes in the third quarter of 2011 at a premium of $0.2 million, which was recorded as part of interest expense in the third quarter of 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.3 million which was also recorded as part of interest expense in the third quarter of 2011.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Other non-operating (income) expense, net	$216	$(272)	$488	-179.4%
Other non-operating (income) expense in both the third quarter 2011 and 2010 relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
	October 1,	October 2,
	2011	2010	Change	%

Provision for income taxes	$(403)	$2,441	$(2,844)	-116.5%
Provision for income taxes as a % of income before income taxes	-3.4%	27.1%
The 2011 third quarter provision for income taxes, as a percentage of income before taxes, was lower than that of the third quarter 2010. The income tax rate before discrete items was 31.8% in the third quarter of 2011. The primary reason for the decrease in tax provision is due to discrete items. The Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve amount consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company is approximately $3.2 million. In addition, the Company released $0.7 million of a valuation allowance against state income tax attributes. This amount was fully recognized in the Company’s effective rate for the quarter ended October 1, 2011.

Year to Date Period Ended October 1, 2011 compared with the Year to Date Period Ended October 2, 2010
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Net sales	$503,095	$389,624	$113,471	29.1%
The majority of the increase in sales during 2011 is due to improvements in nearly all of the end markets we serve compared to 2010 and to a lesser extent, the acquisition of Bauer. Of the increase in sales, approximately $39.5 million relates to the additional sales related to the acquisition of Bauer, $6.5 million relates to the impact of foreign exchange rate increases attributed to the increase in the Euro and British Pound rates compared to 2010, and approximately $5.9 million relates to the impact of price increases. We expect to see continued increases in sales in 2011 compared to 2010.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Gross Profit	$149,274	$116,171	$33,103	28.5%
Gross Profit as a percent of sales	29.7%	29.8%
The decrease in gross profit as a percentage of sales was primarily due to increases in material costs, specifically related to the price of copper and steel. Gross profit was favorably impacted by the effect of foreign exchange of $2.3 million when compared to 2010, primarily related to the increase in the Euro and British Pound exchange rates, off-set by the incorporation of four months of results for Bauer which includes an inventory fair value charge of $0.6 million. We expect our full year 2011 gross profit as a percentage of sales to increase when compared to 2010 as we expect to continue to implement price increases to offset material costs.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Selling, general and administrative expense (“SG&A”)	$84,005	$65,991	$18,014	27.3%
SG&A as a percent of sales	16.7%	16.9%
SG&A increased due to the acquisition of Bauer as well as the reinstatement of certain employee benefits that were temporarily suspended during 2009 and not reinstated until July 2010. The increase in SG&A costs is also attributed to approximately $2.7 million of acquisition costs related to the Bauer acquisition as well as the effect of foreign exchange of $1.4 million. However, due to our cost reduction efforts over the past two years that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in the year to date period ended October 1, 2011 when compared to the year to date period ended October 2, 2010. During the remainder of 2011, we expect to focus on maintaining our reduced cost base and to develop synergies as we incorporate Bauer into our corporate structure.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Restructuring expenses	$—	$2,198	$(2,198)	-100.0%
In March 2009, we adopted a restructuring plan to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with this restructuring effort going forward.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Interest Expense, net	$18,014	$14,734	$3,280	22.3%
Net interest expense increased due to the issuance of $85.0 million of Convertible Notes in March 2011, as well as the repurchase of $8.2 million of Senior Secured Notes in the third quarter of 2011 at a premium of $0.2 million, which was recorded as part of interest expense in the year to date period ended October 1, 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.3 million which was also recorded as part of interest expense in the year to date period ended October 1, 2011.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Other non-operating (income) expense, net	$(668)	$750	$(1,418)	-189.1%
Other non-operating (income) expense in both the year to date periods ended October 1, 2011 and October 2, 2010 primarily relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Year to Date Period Ended
	October 1,	October 2,
	2011	2010	Change	%

Provision for income taxes	$8,600	$8,190	$410	5.0%
Provision for income taxes as a % of income before income taxes	21.3%	30.0%
The 2011 year to date provision for income taxes, as a percentage of income before taxes, was lower than 2010. The income tax rate before discrete items was 32.3%. The decrease in the amount of the provision for income taxes as a percentage of income from operations before income taxes from 2010 to 2011 is primarily due to discrete items. The Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve amount consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company is approximately $3.2 million. In addition, the Company released $0.7 million of a valuation allowance against state income tax attributes. This amount was fully recognized in the Company’s effective rate for the quarter ended October 1, 2011. Also, there was a refund of foreign taxes paid of $0.6 million that was previously determined to be more likely than not to be uncollectible during the first quarter of 2011.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to raise capital in the equity and debt markets. Presently, we have capacity under our Revolving Credit Agreement to borrow up to $50.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $6.6 million outstanding. Of this total capacity, we can currently borrow up to an additional $30.9 million without being required to comply with any financial covenants under the agreement. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.
Borrowings

	Amounts in millions
	October 1,	December 31,
	2011	2010

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	—
Senior Secured Notes	201.8	210.0
Variable rate demand revenue bonds	3.0	5.3
Mortgages	1.9	2.4
Capital leases	0.6	1.3

Total Debt	$292.3	$219.0

Convertible Senior Notes
In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position.

Senior Secured Notes
In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes (the “Senior Secured Notes”). During the quarter and year to date period ending October 1, 2011, the Company repurchased $8.2 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.2 million, which was recorded as part of interest expense in the quarter ended October 1, 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.3 million which was also recorded as part of interest expense in the quarter ended October 1, 2011
The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semi-annually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at October 1, 2011.
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
As of October 1, 2011, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of October 1, 2011, we had no borrowings and $6.6 million in letters of credit outstanding under the Revolving Credit Agreement.

Cash and Cash Equivalents

	Year to Date Period Ended
	October 1,	December 31,
(in thousands)	2011	2010	Change	%

Cash and cash equivalents	$90,261	$72,723	$17,538	24.1%
Cash Flows for year to date period ended October 1, 2011
The primary sources of funds provided by operating activities of $29.1 million for the year to date period ended October 1, 2011 resulted from cash provided from net income of $31.8 million, which was offset by the net impact of the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, non-cash gain on foreign currency offset by a net increase in working capital all totaling $2.7 million. While a variety of factors can influence our ability to project future cash flow, we expect to continue to see positive cash flows from operating activities during the remainder of 2011.
Net cash used in investing activities was $81.8 million for the year to date period ended October 1, 2011. The increase from 2010 primarily relates to the acquisition of Bauer for $69.5 million as well as capital expenditures of $13.8 million offset by proceeds from the sale of our Chattanooga facility of $1.5 million. We expect to incur between $4.0 million and $6.0 million of additional capital expenses in 2011.
Net cash provided by financing activities was $69.0 million for the year to date period ended October 1, 2011. This resulted primarily from the proceeds of the issuance of $85.0 million in Convertible Notes, offset by the payments of capital lease obligations of $0.6 million, $0.5 million of payments on mortgages, $2.3 million related to the redemption of bonds in connection with the sale of our Chattanooga facility, $8.2 million related to the purchase of Senior Secured Notes, $0.9 million of shares repurchased to satisfy employee tax withholdings upon vesting, and $3.4 million of costs associated with the issuance of the Convertible Notes.
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
Disclosure Controls and Procedures
As of October 1, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of October 1, 2011, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
With the exception changes resulting from the Bauer Acquisition that occurred during the quarter ended July 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 1, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Note Regarding Acquisition
In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of October 1, 2011, management has excluded the operations of various legal entities which make up the Bauer Acquisition (consolidated by the Company as of May 30, 2011). The Company is currently assessing the control environment of this acquired business.
The Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. The acquired business’ total revenue were less than 10% of the Company’s total revenue at October 1, 2011.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2011 and July 2, 2011 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2011 and July 2, 2011 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2011 and July 2, 2011 are incorporated herein by reference.
During the reporting period, except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2011 and July 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended October 1, 2011.

			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet be
	of Shares	Price Paid per	Part of Publicly	Purchased Under
Approximate Period	Purchased (1)	Share	Announced Plans or Programs	The Plans or Programs
July 3, 2011 to July 30, 2011	—	$—	—	$—
July 31, 2011 to August 27, 2011	41,118	$17.64	—	$—
August 28, 2011 to October 1, 2011	10,682	$15.52	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Second Amended and Restated Bylaws of the Registrant.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.
November 3, 2011	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
Title President and Chief Executive Officer

November 3, 2011	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

November 3, 2011	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ***
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.