Form 10-K
period 2011-12-31
Altra Holdings, Inc.
filed 2012-02-24
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33209

ALTRA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Granite Street, Suite 201 Braintree, MA	02184
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(781) 917-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2011) was approximately $620.0 million.

As of February 20, 2012, there were 26,942,734 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Holdings, Inc. Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 56 subsidiaries. The following chart illustrates a summary of our corporate structure:

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation, and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, belted drives, couplings, engineered bearing assemblies, linear components, gear motors, electronic drives and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2011, we had net sales of $674.8 million and net income of $37.7 million.

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

We are led by a highly experienced management team that has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth in both revenue and profits. We employ a comprehensive business process called the Altra Business System, or ABS, which focuses on eliminating inefficiencies from business processes to improve quality, delivery and cost.

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

On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products. In December 2007, the Company divested the TB Wood’s electronics division.

On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power, a manufacturer of universal joints.

On May 29, 2011, the Company acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”). We refer to this transaction as the Bauer Acquisition. Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy.

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

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $34.8 billion in 2011. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $18.1 billion market in the United States in 2011.

The global MPT market is highly fragmented, with over 1,000 small manufacturers. While smaller companies tend to focus on regional niche markets with narrow product lines, larger companies that generate annual sales of over $100 million generally offer a much broader range of products and have global capabilities. Buyers of MPT products are broadly diversified across many sectors of the economy and typically place a premium on factors such as quality, reliability, availability, and design and application engineering support. We believe the most successful industry participants are those that leverage their distribution network, their products’ reputations for quality and reliability and their service and technical support capabilities to maintain attractive margins on products and gain market share.

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

Customized, Engineered Products Serving Niche Markets.    We employ approximately 206 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.    With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2011, we estimate that approximately 42% of our revenues were derived from aftermarket sales.

Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2011, no single industry represented more than 10% of our total sales. In addition, we are geographically diversified with approximately 34% of our sales coming from outside North America during 2011.

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

Experienced, High-Caliber Management Team.    We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of 14 years with our companies. Our CEO, Carl Christenson, has over 30 years of experience in the MPT industry, while our CFO, Christian Storch, has approximately 24 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.

The Altra Business System.    We benefit from an established culture of lean management emphasizing quality, delivery and cost through the Altra Business System, or ABS. ABS is at the core of our performance-driven culture and drives both our strategic development and operational improvements. We continually evaluate every aspect of our business to identify productivity improvements and cost savings.

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

Accelerate New Product and Technology Development.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $76.8 million in revenues during 2011.

Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market.    We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation. We are expanding our manufacturing presence in Asia beyond our current plant in Shenzhen, China, with the construction of our new manufacturing facility in Changzhou, China, which is currently expected to be completed during the third quarter of 2012. During 2011, we sourced approximately 26% of our purchases from low-cost countries, resulting in average cost reductions of approximately 54% for these products. Within the next five years, we intend to utilize our sourcing resources in China to increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

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

Products

We produce and market a wide variety of MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered belted drives, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd, Warner Linear, and Bauer Gear Motor. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger. The following discussion of our products does not include detailed product category revenue because such information is not individually tracked by our financial reporting system and is not separately reported by our general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. We maintain sales information by operating facility, but do not maintain any accounting sales data by product line.

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

Gearing.    Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive and gear motor configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing products under the Boston Gear, Nuttall Gear, Delroyd, and Bauer Gear Motor brand names. We manufacture our gearing products at our facilities in New York, North Carolina, Germany, and Slovakia, and sell to a variety of end markets.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 150 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2011, we derived approximately 66% of our net sales from customers in North America, 28% from customers in Europe and 6% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord LLC., and Regal-Beloit Corporation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear, Warner Electric, TB Wood’s, and Bauer we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear and Bauer Gear Motor.

Employees

As of December 31, 2011, we had 3,466 full-time employees, of whom approximately 54% were located in North America, 33% in Europe, and 13% in Asia. Approximately 9% of our full-time factory North American employees are represented by labor unions. In addition, approximately 503 employees or 44% of our European employees are represented by labor unions. Additionally, approximately 59 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals. We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2013, October 2013, June 2014, and, October 2014, respectively. With respect to the collective bargaining agreement scheduled to expire in July 2013, we have entered into a plant closing agreement with labor union employees at our South Beloit Manufacturing facility. The facility is substantially closed with the exception of one remaining product line which we expect to close on or before the July 2013 expiry of the relevant collective bargaining agreement.

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

There has been a recent attempt to unionize at our Kilian manufacturing plant in Toronto, Canada. A vote on the formation of the union was held on February 22, 2012; however, the results of the vote will not be known for some time. If the attempt to unionize at our Toronto plant is successful, we will have to negotiate a new collective bargaining agreement which could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate an acceptable collective bargaining agreement, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. Our principal raw materials are steel and copper. We generally purchase our materials on the open market, where certain commodities such as steel and copper have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity suppliers.

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7.2% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 20, 2012 (ages are as of December 31, 2011):

Michael L. Hurt (age 66), P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 52) has been our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 52) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 45) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 62) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 42) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 48) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, to find reliable, cost effective outside suppliers to source components or manufacture our products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2011, approximately 35% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2011. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our success depends on our ability to invest in new technologies and manufacturing techniques to continue to meet our customers’ changing demands with respect to the above factors. We may not be able to make required capital expenditures and, even if we do so, we may be unsuccessful in addressing technological advances or introducing new products necessary to remain competitive within our markets. Furthermore, our own technological developments may not be able to produce a sustainable competitive advantage. If we fail to invest successfully in improvements to our technology and manufacturing techniques, our business may be materially adversely affected.

Our operations are subject to international risks that could affect our operating results.

Our net sales outside North America represented approximately 34% of our total net sales for the year ended December 31, 2011. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, Mexico, Slovakia, and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any production disruptions could materially adversely affect our business.

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

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2011, the average price of copper and steel has increased approximately 153% and 121%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

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

As of December 31, 2011, we had approximately 3,466 full time employees, of whom approximately 51% were employed outside the United States. Approximately 169 of our North American employees, and 503 of our European employees are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees. Additionally, approximately 59 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire on, July 2013, October 2013, June 2014, and October 2014, respectively. We have entered into a plant closing agreement with labor union employees at our South Beloit manufacturing facility. We expect the facility to close on or before the July 2013 expiry of the relevant collective bargaining agreement. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, one of our four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

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

There has been a recent attempt to unionize at our Kilian manufacturing plant in Toronto, Canada. A vote on the formation of the union was held on February 22, 2012; however, the results of the vote will not be known for some time. If the attempt to unionize at our Toronto plant is successful, we will have to negotiate a new collective bargaining agreement which could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate an acceptable collective bargaining agreement, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated or with respect to any liabilities relating to any off-site waste disposal facility.

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

As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $5.8 million) was approximately $29.4 million as of December 31, 2011 while the fair value of plan assets associated with these U.S. plans was approximately $16.5 million as of December 31, 2011. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2011, minimum funding requirements are estimated to be $1.1 million in 2012, $1.1 million in 2013, $1.1 million in 2014, $1.1 million in 2015, and $1.1 million in 2016. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition and Bauer Acquisition, we agreed to assume certain pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $5.8 million as of December 31, 2011. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $0.3 million as of December 31, 2011.

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

The market price of our common stock may decline as a result of acquisitions, including the Bauer Acquisition, if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the acquired businesses are not realized, or if the transaction costs related to the acquisitions are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

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

Goodwill and indefinite-lived intangibles comprises a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangibles become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles in December 2011 resulted in no reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2011, we had approximately $288.2 million of gross indebtedness outstanding and $58.5 million available under lines of credit. Our indebtedness has important consequences; for example, it could:

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

Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreement governing Altra Industrial’s Revolving Credit Agreement. In addition, the Revolving Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default were to occur under the Revolving Credit Agreement, then the lenders could declare all amounts outstanding under the Revolving Credit Agreement with accrued interest, to be immediately due and payable. In addition, our Revolving Credit Agreement and the indentures governing the 8 1/8% senior secured notes due 2016 (the “Senior Secured Notes”) have cross-default provisions such that a default under either one would constitute an event of default on the other.

The current economic conditions and severe tightening of credit markets may limit our access to additional capital. In particular, the cost of raising money in the credit markets has increased substantially while the availability of funds from those markets has diminished significantly. While currently these conditions have not impaired our ability to access capital under our Revolving Credit Agreement and to finance our operations, there can be no assurance that there will not be a further deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing on similar or acceptable terms. An inability to access sufficient capital could have an adverse impact on our operations and thus on our operating results and financial position.

Our Senior Secured Notes impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

Subject to a number of important exceptions, the indenture governing our Senior Secured Notes and Altra Industrial’s Revolving Credit Agreement may limit our and Altra Industrial’s ability to:

•	incur more debt;

•	pay dividends or make other distributions;

•	redeem stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens;

•	reorganize our corporate structure;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

The restrictions contained in the indenture governing the Senior Secured Notes and Altra Industrial’s Revolving Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Senior Secured Notes, Altra Industrial’s Revolving Credit Agreement, or the indenture governing the Senior Secured Notes, as applicable. If any such default occurs, the lenders under Altra Industrial’s Revolving Credit Agreement and the holders of our Senior Secured Notes and Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under Altra Industrial’s Revolving Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under Altra Industrial’s Revolving Credit Agreement, the lenders under the facility will have the right to proceed against the collateral granted to them to secure the debt. If the debt under Altra Industrial’s Revolving Credit Agreement or the Senior Secured Notes were to be accelerated, our assets may not be sufficient to repay in full the Senior Secured Notes and all of our other debt.

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

We have begun the worldwide implementation of a new Enterprise Resource Planning system entitled “SAP,” with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes The adoption of the new SAP system, which will replace the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. As a result, we expect the system implementation process to continue for approximately the next 2 years. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on our operations. Further, if implementation of the SAP system is delayed, we would continue to use our current system which may not be sufficient to support our planned operations and significant upgrades to the current system may be warranted or required to meet our business needs pending SAP implementation. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

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

In connection with the Bauer Acquisition, we are subject to substantially all the liabilities of Bauer related to the gear motor business we acquired that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Bauer. Under the Purchase Agreement, the seller agreed to provide us with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. However, our remedy from the seller for any breach of certain of those representations and warranties is an action for indemnification, not to exceed €14.1 million. This cap on damages does not apply to breaches of representations and warranties relating to incorporation, power and authority, insolvency, title to assets, taxes, environmental matters and certain pension claims. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations, and there is no guarantee that we would actually be able to recover all or any portion of the sums payable to us in connection with such breach.

We may have to invest time and resources to review, test and update Bauer’s system of internal control over financial reporting.

Bauer had not previously been subject to periodic reporting as a public company or otherwise prepared separate financial statements relating to the business we acquired. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of Bauer’s internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

We have a significant amount of goodwill and intangible assets on our consolidated financial statements (which increased following the Bauer Acquisition) that is subject to impairment based upon future adverse changes in our business or prospects.

At December 31, 2011, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $83.8 million and $77.1 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. The value of goodwill and intangible assets from the allocation of purchase price from the Bauer Acquisition was derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

Our construction of a new manufacturing facility in China is subject to multiple approvals and uncertainties that could affect our ability to complete the project on schedule or at budgeted cost. We may not realize the expected growth and production savings from the new facility.

The construction of our new manufacturing facility in Changzhou, China is currently expected to be completed during the third quarter of 2012. The construction of this new facility involves numerous regulatory, environmental, political, and legal uncertainties beyond our control. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital that we plan to finance through internal cash flows. Moreover, this facility is being built to capture anticipated future growth in demand in the metals and alternative energy businesses and anticipated savings in production costs over our current manufacturing facilities. There are numerous risks and uncertainties that may prevent us from achieving the revenues we currently anticipate from this facility. Some of these risks and uncertainties relate to our ability to: offer new and innovative products to attract and retain a larger customer base; attract additional customers; undertake more contracted projects; maintain effective control of our costs and expenses; respond to evolving social, economic and political changes in China; respond to competitive market conditions; manage risks associated with intellectual property rights; and attract, retain and motivate qualified personnel. If we are unsuccessful in addressing any of these risks and uncertainties and such growth or production savings do not materialize, or should the timeline for our completion of the facility be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In addition to our leased headquarters in Braintree, Massachusetts, we maintain 26 production facilities, thirteen of which are located in the United States, one in Canada, ten in Europe and one each in China and Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2011, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Ft.	Type of Possession	Expiration
United States
Chambersburg,
Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Scotland, Pennsylvania	TB Wood’s	Vacant	51,300	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Portion of the space is leased to a third party	30,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	51,699	Leased	November 30, 2013
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2013
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2013
New Hartford, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	81,491	Leased	July 30, 2024
Braintree, Massachusetts(1)	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2012
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2016
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch, Twiflex	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes Precision Components	72,000	Leased	April 30, 2014
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	52,500	Leased	month to month
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(2)
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	December 19, 2017
Esslingen, Germany	Bauer Gear Motor	Gear motors	61,762	Leased	Various
Zlate Moravce, Slovakia	Bauer Gear Motor	Gear motors	41,499	Leased	(3)
Changzhou, China	Ameridrives	Engineered Couplings	(4)	Owned	N/A

(1)	Corporate headquarters and selective customer service functions.

(2)	Must give the lessor twelve months notice for termination.

(3)	Indefinite lease. Landlord has ability to terminate by December 31, 2012, otherwise, lease cancelable with 2 year notice given.

(4)	Plant construction is expected to be completed in the third quarter of 2012.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 20, 2012, the number of holders of record of our common stock was approximately 57.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2011
Fourth Quarter	$19.08	$10.60
Third Quarter	$25.60	$10.98
Second Quarter	$26.73	$22.28
First Quarter	$24.17	$19.14
Fiscal year ended December 31, 2010
Fourth quarter	$21.19	$14.22
Third quarter	$15.40	$11.76
Second quarter	$15.90	$11.59
First quarter	$14.00	$9.81

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the Revolving Credit Agreement and the indenture governing the Senior Secured Notes limit our ability to pay dividends or other distributions on our common stock. See Note 11 to the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders(1)	—	$—	293,460
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	293,460

(1)	The equity compensation plans were approved by the Company’s shareholders prior to the initial public offering.

Issuer Repurchases of Equity Securities

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 3, 2011 to October 29, 2011	118	$12.01	—	$—
October 30, 2011 to November 26, 2011	—	$—	—	$—
November 27, 2011 to December 31, 2011	1,680	$17.97	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the time of our initial public offering, December 15, 2006, through December 31, 2011, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment.

	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Altra Holdings, Inc.	4.07%	1.56%	28.00%	23.48%	23.19%	-0.59%	23.04%	12.37%	-41.41%	-71.26%	-44.52%	-17.11%	-8.52%	1.70%	-3.56%	9.11%	47.11%	74.96%	77.70%	-14.30%	39.48%
S&P Small Cap 600	-0.76%	2.20%	7.25%	5.05%	-1.97%	-10.20%	-8.58%	-7.33%	-33.33%	-44.81%	-33.66%	-22.21%	-17.48%	-10.61%	-18.63%	-11.04%	3.14%	10.81%	10.33%	-11.83%	2.98%
Peer Group	0.62%	1.28%	17.45%	3.14%	3.57%	-14.65%	-4.58%	-1.28%	-29.29%	-43.97%	-30.25%	-23.53%	-16.55%	-7.27%	-13.74%	-6.22%	8.32%	15.53%	9.70%	-17.43%	-5.31%

The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., Regal Beloit Corp., and Kaydon Bearings Corp.

Item 6.    Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Holdings, Inc. Amounts in thousands, except per share data
	Year Ended December 31,
	2011	2010	2009	2008	2007
Net sales	$674,812	$520,162	$452,846	$635,336	$584,376
Cost of sales	478,394	366,151	329,825	449,244	419,109

Gross profit	196,418	154,011	123,021	186,092	165,267
Operating expenses:
Selling, general and administrative expenses	113,375	89,478	81,117	99,185	93,211
Research and development expenses	10,609	6,731	6,261	6,589	6,077
Goodwill impairment	—	—	—	31,810	—
Restructuring costs	—	2,726	7,286	2,310	2,399
Loss (gain) on curtailment of post-employment benefit plans	—	—	(1,467)	(925)	2,745
Loss on disposal of assets	—	—	545	1,584	—

	123,984	98,935	93,742	140,553	104,432
Income from operations	72,434	55,076	29,279	45,539	60,835
Other non-operating income and expense:
Interest expense, net	24,035	19,638	32,976	28,339	38,554
Other non-operating expense (income), net	(32)	909	981	(6,249)	612

	24,003	20,547	33,957	22,090	39,166
Income (loss) from continuing operations before income taxes	48,431	34,529	(4,678)	23,449	21,669
Provision (benefit) for income taxes	10,756	10,004	(2,364)	16,731	8,208

Income (loss) from continuing operations	37,675	24,525	(2,314)	6,718	13,461
Loss from discontinued operations, net of income taxes of $43 in 2008 and $583 in 2007	—	—	—	(224)	(2,001)

Net income (loss)	$37,675	$24,525	$(2,314)	$6,494	$11,460

Other Financial Data:
Depreciation and amortization	$24,683	$20,036	$22,072	$21,068	$21,939
Purchases of fixed assets	22,242	17,295	9,194	19,289	11,633
Cash flow provided by (used in):
Operating activities	46,901	42,764	59,388	45,114	41,808
Investing activities	(89,887)	(17,827)	(9,194)	(3,687)	(124,672)
Financing activities	64,765	(3,359)	(54,016)	(31,760)	84,537
Weighted average shares, basic	26,526	26,399	25,945	25,496	23,579
Weighted average shares, diluted	26,689	26,535	25,945	26,095	24,630
Earnings per share:
Net income (loss) from continuing operations	$1.42	$0.93	$(0.09)	$0.26	$0.57
Net loss from discontinued operations	—	—	—	(0.01)	(0.08)

Net income (loss)	$1.42	$0.93	$(0.09)	$0.25	$0.49

Diluted earnings per share:
Net income (loss) from continuing operations	$1.41	$0.92	$(0.09)	$0.26	$0.55
Net loss from discontinued operations	—	—	—	(0.01)	(0.08)

Net income (loss)	$1.41	$0.92	$(0.09)	$0.25	$0.47

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$92,515	$72,723	$51,497	$52,073	$45,807
Total assets	629,985	508,102	465,199	513,584	580,525
Total debt	264,049	216,502	217,549	261,523	294,066
Long-term liabilities, excluding long-term debt	56,122	43,349	41,907	46,870	51,310

Comparability of the information included in the selected financial data has been impacted by the acquisitions of TB Wood’s and All Power in 2007, as well as, the acquisition of Bauer in 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

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

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;

•	the risks associated the Company’s planned investment in a new manufacturing facility in China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

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

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the Selected Historical Financial Data, and the consolidated financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra Holdings,” “the Company,” “we,” “us” and “our” refer to Altra Holdings, Inc. and its subsidiaries.

General

We are a leading global designer, producer and marketer of a wide range of MPT and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components, gear motors, and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

While the power transmission industry has undergone some consolidation, we estimate that in 2011 the top five broad-based MPT companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on the conditions in the markets that we serve and on the U.S. and global economies in general. Currently, the demand environment remains positive across most of our early and late cycle end markets and, assuming this trend continues, we expect sales growth to continue as a result of our efforts to take market share and penetrate new high-growth markets and new geographies. We also continue to maintain a strong balance sheet and ample liquidity to pursue strategic acquisitions should appropriate opportunities arise during 2012.

Our strategy focuses on capitalizing on growth opportunities in new and existing markets, increasing our presence in key underpenetrated geographic regions, entering new high-growth markets and pursuing strategic acquisitions. We plan to invest in higher growth emerging markets, and take advantage of operating leverage in our business as our sales continue to grow in nearly all of our end-markets.

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

Inventory.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 11% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names, and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

We have identified six operating segments and concluded that the six operating segments can be aggregated into one reportable segment. Our operating segments have common manufacturing and production processes. Each segment includes machine shops, which use similar equipment and manufacturing techniques. Each of our operating segments are expected to have similar long-term average gross profit margins. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function. All of our products are sold by one global sales force and are marketed by one global marketing function.

As part of the annual goodwill impairment assessment we estimated the fair value of each of our operating segments using an income approach. We forecasted future cash flows by operating segment for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our intangible fair value analysis

We review the difference between the estimated fair value and net book value of each operating segment. If the excess is less than $1.0 million, the operating segment could be required to perform a step two goodwill impairment analysis to determine what amount of goodwill is potentially impaired. As of December 31, 2011, each of our operating segments had estimated fair values that were at least $1.0 million greater than the net book value.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our operating segments do not meet our forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. We performed a sensitivity analysis on the estimated fair value of our operating segments by decreasing profitability based on our three year historical average increase leaving all other assumptions constant and increasing the discount rate by 5% and 10% leaving all other assumptions constant. We did not identify any operating segment that would be required to perform an interim goodwill impairment analysis as the fair value of our operating segments are substantially in excess of their carrying value.

For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the operating segments. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.5% and 2%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. No impairment indicators were noted in either 2009, 2010 or 2011.

In 2009, 2010, and 2011 the Company did not identify any impairments related to goodwill, definite lived intangible assets or indefinite lived intangible assets as the fair value of our operating segments and definite lived intangible assets were substantially in excess of their carrying value.

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

Results of Operations.

Amounts in thousands

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net sales	$674,812	$520,162	$452,846
Cost of sales	478,394	366,151	329,825

Gross profit	196,418	154,011	123,021
Gross profit percentage	29.11%	29.61%	27.17%
Selling, general and administrative expenses	113,375	89,478	81,117
Research and development expenses	10,609	6,731	6,261
Gain on settlement of post-retirement benefit plan	—	—	(1,467)
Restructuring costs	—	2,726	7,286
Loss on sale/disposal of assets	—	—	545

Income from operations	72,434	55,076	29,279
Interest expense, net	24,035	19,638	32,976
Other non-operating (income) expense, net	(32)	909	981

Income (loss) before income taxes	48,431	34,529	(4,678)
Provision (benefit) for income taxes	10,756	10,004	(2,364)

Net income (loss)	$37,675	$24,525	$(2,314)

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Amounts in thousands, except pecentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Net sales	$674,812	$520,162	$154,650	29.7%

Net sales.    The increase in sales in 2011 was due to improvement in the end markets we serve compared to 2010 and the acquisition of Bauer. As a result, net sales increased at all of our operating segments. Of the increase in sales, approximately $65.9 million relates to the additional sales related to the acquisition of Bauer, $8.9 million relates to the impact of foreign exchange rate changes attributed primarily to the Euro and British Pound Sterling rates compared to 2010, and approximately $7.9 million relates to the impact of price increases. We forecast that demand in nearly all of our end markets will continue to improve in 2012 and we will benefit from the full year inclusion of Bauer.

Amounts in throusands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Gross Profit	$196,418	$154,011	$42,407	27.5%
Gross Profit as a percent of sales	29.1%	29.6%

Gross profit.    The decrease in gross profit as a percentage of sales was primarily due to increased material costs, specifically related to the price of copper and steel. The inclusion of Bauer negatively effected gross profit as a percentage of sales by approximately 400 basis points. Gross profit was favorably impacted by the effect of foreign exchange of $3.1 million, primarily related to the Euro and British Pound Sterling, and price increases of $7.9 million when compared to 2010, off-set by the incorporation of seven months of results for Bauer, which includes an inventory fair value charge of $0.6 million and lower gross profit margins. We forecast

2012 gross profit as a percentage of sales to increase modestly when compared to 2011 as we continue to pass cost increases through to our customers as well as develop synergies in relation to our integration of Bauer.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Selling, general and administrative expense (“SG&A”)	$113,375	$89,478	$23,897	26.7%
SG&A as a percent of sales	16.8%	17.2%

Selling, general and administrative expenses.    SG&A increased $14.4 million due to the acquisition of Bauer, $3.1 million of acquisition related expenses, as well as the effect of foreign exchange of $1.2 million. However, due to our cost reduction and containment efforts over the past two years that were focused on headcount reductions and the elimination of non-critical expenses, SG&A as a percentage of sales decreased in 2011 when compared to 2010. We forecast modest increases to our SG&A costs and plan to leverage them on increased sales as we invest in resources to enable us to grow faster in emerging markets and strategic industries in 2012.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Research and development expenses (“R&D”)	$10,609	$6,731	$3,878	57.6%

Research and development expenses.    R&D expenses represented approximately 1% of sales in both periods. $1.3 million of the increase in R&D expense in 2011 is related to the newly acquired Bauer business. Increased R&D activities as well as headcount additions also attributed to the increase in R&D expense. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Interest Expense, net	$24,035	$19,638	$4,397	22.4%

Interest expense.    Net interest expense increased due to the issuance of $85.0 million of Convertible Notes in March 2011, as well as the repurchase of $12.0 million of Senior Secured Notes in 2011 at a premium of $0.3 million, which was recorded as part of interest expense. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in 2011.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Other non-operating (income) expense, net	$(32)	$909	$(941)	-104%

Other non-operating (income) expense.    Other non-operating (income) expense in both the years ended December 31, 2011 and 2010 primarily relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Restructuring Expense	$—	$2,726	$(2,726)	(100)%

In March 2009, we adopted a restructuring plan (the “2009 Altra Plan”) to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the fourth quarter 2010 and expect no additional expense associated with the 2009 Altra Plan going forward.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2011	December 31, 2010	Change	%
Provision for income taxes, continuing operations	$10,756	$10,004	$752	7.5%
Provision for income taxes as a % of income before taxes	22.2%	29.0%

Provision for income taxes.    Income tax expense was $10.8 million for the year ended December 31, 2011, compared to expense of $10.0 million for the year ended December 31, 2010. Our effective tax rate was 22.2% and 29.0% for the years ended December 31, 2011 and December 31, 2010, respectively. The decrease in the tax rate was primarily driven by a reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey court ruling in a case that did not involve the Company. Additionally, the Company released a valuation allowance on state net operating losses related to projected profitability at various of our domestic entities.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Net sales	$520,162	$452,846	$67,316	14.9%

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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Gross Profit	$154,011	$123,021	$30,990	25.2%
Gross Profit as a percent of sales	29.6%	27.2%

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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Selling, general and administrative expense (“SG&A”)	$89,478	$81,117	$8,361	10.3%
SG&A as a percent of sales	17.2%	17.9%

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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Research and development expenses (“R&D”)	$6,731	$6,261	$470	7.5%

Research and development expenses.    R&D expenses represented approximately 1% of sales in both periods.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Interest Expense, net	$19,638	$32,976	$(13,338)	(40.4)%

Interest expense.    Net interest expense decreased primarily due to the redemption of our 9% Senior Secured Notes in 2009. In 2009, we incurred a $5.3 million prepayment premium and we wrote off all unamortized deferred financing costs and original issue discount of $5.8 million. In addition, in 2010 there was a lower average outstanding debt balance and a lower interest rate. For a more detailed description of the redemption of the 9% Senior Secured Notes and the pay down of the 11.25% Senior Notes, please see Note 10 to our Consolidated Financial Statements in this Form 10-K.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Other non-operating (income) expense, net	$909	$981	$(72)	(7)%

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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Restructuring Expense	$2,726	$7,286	$(4,560)	(62.6)%

Restructuring     In March 2009, we adopted a restructuring plan (the “2009 Altra Plan”) to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating certain facilities.

During 2010, we recorded $2.7 million of restructuring expenses related to the 2009 Altra Plan, of which $1.2 million was related to severance, $0.5 million related to moving and relocation, $0.7 million to other restructuring charges and $0.3 million was non cash impairment charges.

During 2009, we recorded $7.3 million of restructuring expenses related to the 2009 Altra Plan, of which $4.2 million was related to severance, $0.6 million was related to other restructuring charges (primarily moving and relocation costs), and $2.5 million was non-cash impairment charges.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2010	December 31, 2009	Change	%
Provision (benefit) for income taxes, continuing operations	$10,004	$(2,364)	$12,368	(523.2)%
Provision (benefit) for income taxes as a % of income before taxes	29.0%	(50.5)%

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, attempt to secure new debt, attempt to refinance our 8 1/8% Senior Notes due December 2016 (the “Senior Secured Notes”), or attempt to raise capital in the equity markets. Presently, we have capacity under our Revolving Credit Agreement to borrow $65.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $6.5 million outstanding. Of this total capacity, we can currently borrow up to $52.5 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 8 1/8% Senior Secured Notes, we would incur a pre-payment premium. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

During 2009, Altra Industrial retired the remaining principal balance of the 11 1/4% Senior Notes (the “Old Senior Notes”), of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees, which is recorded as interest expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Convertible Senior Notes

In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement and our Senior Secured Notes, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position.

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at December 31, 2011.

Senior Secured Notes

In November 2009, the Company issued $210 million of Senior Secured Notes. We used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem Altra Industrial’s 9% Old Senior Secured Notes.

During 2011, the Company repurchased $12.0 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.3 million, which was recorded as part of interest expense in 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for 2011

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semi-annually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and its subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets.

We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at both December 31, 2011 and 2010, respectively.

Borrowings

	Amounts in millions
	December 31, 2011	December 31, 2010
Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	—
Senior Secured Notes	198.0	210.0
Variable rate demand revenue bonds	3.0	5.3
Mortgages	1.8	2.4
Capital leases	0.4	1.3

Total Debt	$288.2	$219.0

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement, that provided for borrowing capacity in an initial amount of up to $50.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility). The Revolving Credit Agreement replaced Altra Industrial’s then existing senior secured credit facility, and the TB Wood’s existing credit facility.

In November 2011, we amended the Revolving Credit Agreement to increase the borrowing capacity to $65 million (subject to adjustment pursuant to a borrowing base calculation and subject to increase from time to time in accordance with the terms of the amended credit facility).

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

As of December 31, 2011 and 2010, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of December 31, 2011, we had no borrowings, $6.5 million in letters of credit outstanding, and $58.5 million available under the Revolving Credit Agreement.

Net Cash

	December 31, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$92,515	$72,723

Cash Flows for 2011

The primary source of funds for our fiscal year 2011 was cash provided by operating activities of $46.9 million. Net cash used in investing activities of $89.9 million for the acquisition of Bauer, purchases of property, plant and equipment primarily for investment in manufacturing equipment and our new ERP system, off-set by funds received from the sale of both our Stratford and Chattanooga facilities. Net cash from financing activities of $64.8 million for 2011 consisted primarily of proceeds from the issuance of our Convertible Notes and off-set by payments for debt issuance costs, the repurchase of $12.0 million of Senior Secured Notes, redemption of variable rate demand revenue bonds related to the Chattanooga facility, and shares repurchased in lieu of taxes in connection with the vesting of restricted stock awards.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs and to fund potential future acquisitions, debt service, capital expenditures, pension funding and to repay debt. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.

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

Capital Expenditures

We made capital expenditures of approximately $22.2 million and $17.3 million in the years ended December 31, 2011 and December 31, 2010, respectively. These capital expenditures will support on-going business needs. In 2012, we forecast capital expenditures to be in the range of $30.0 million to $35.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2011 (in millions):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Senior Secured Notes(1)	$—	$—	$—	$—	$—	$198.0	$198.0
Convertible Notes(2)	—	—	—	—	—	85.0	85.0
Operating leases	6.2	5.1	3.7	1.9	1.9	3.8	22.6
Capital leases	0.4	—	—	—	—	—	0.4
Mortgage(3)	0.7	0.4	0.4	0.3	—	—	1.8
Variable Rate Demand Revenue Bonds(4)	—	—	—	—	—	3.0	3.0
Revolving Credit Agreement(5)	—	—	—	—	—	—	—

Total contractual cash obligations	$7.3	$5.5	$4.1	$2.2	$1.9	$289.8	$310.8

(1)	We have semi-annual cash interest requirements due on the Senior Secured Notes with $16.1 million payable in 2012 through 2015, and $14.8 million due in 2016 which are not included in the above table.

(2)	We have semi-annual cash interest requirements due on the Convertible Notes with $2.3 million payable in 2012 through 2016, and $2.7 million due thereafter which are not included in the above table.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €1.4 million ($1.8 million) as of December 31, 2011, an interest rate of 2.9% and is payable in monthly installments over the next 5 years.

(4)	In April 2007, as part of the TB Wood’s acquisition, we assumed the obligation for payment of interest and principal on the Variable Rate Demand Revenue Bonds related to our San Marcos, Texas facility. These bonds bear variable interest rates and mature in April 2024.

(5)	We have up to $65.0 million of borrowing capacity, through October 2016, under our Revolving Credit Agreement (including $30 million available for use for letters of credit). As of December 31, 2011, there were no outstanding borrowings and $6.5 million of outstanding letters of credit under our Revolving Credit Agreement.

We have cash funding requirements associated with our pension plan. As of December 31, 2011, these requirements were estimated to be $1.1 million for 2012, $1.1 million for 2013, $1.1 million for 2014, $1.1 million for 2015, and $1.1 million for 2016, which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.2 million as of December 31, 2011, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 8 to the consolidated financial statements.

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees.

As of December 31, 2011, there were 211,031 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2014 is $2.3 million. Based on the stock price at December 31, 2011, of $18.83 per share, the intrinsic value of these awards as of December 31, 2011, was $4.0 million.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7.2% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of an operating segment is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, we do not utilize derivative instruments to manage these risks.

Currency translation.    The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2011 and 2010, the aggregate total assets (based on book value) of foreign subsidiaries were $236.5 million and $152.4 million, respectively, representing approximately 37.6% and 30.0%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound

Sterling. The approximate exchange rates in effect at December 31, 2011 and 2010, were $1.29 and $1.32, respectively to the Euro. The approximate exchange rates in effect at December 31, 2011 and 2010 were $1.54 and $1.55, respectively to the British Pound Sterling.

Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.    The majority of our debt is fixed rate debt, however we are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Revolving Credit Agreement, and our Variable Rate Demand Revenue Bonds. Our Revolving Credit Agreement is payable at prime rate plus 0.25% in the case of prime rate loans, or LIBOR rate plus an applicable spread of 2.75% to 3.25%, in the case of LIBOR rate loans. The applicable spread varies depending on the average amount that is unavailable under the Revolving Credit Agreement during the most recent quarter. As of December 31, 2011, we had no borrowings under our Revolving Credit Agreement and $6.5 million of outstanding letters of credit under our Revolving Credit Agreement. The Variable Rate Demand Revenue Bonds have a variable interest rate that was less than 1% as of December 31, 2011. Due to the minimal amounts of outstanding variable rate debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.

Commodity Price Exposure.    We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. From the first quarter of 2004 to the fourth quarter of 2011, the average price of copper and steel has increased approximately 153% and 121%, respectively. We primarily mange our risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Altra Holdings, Inc.

Braintree, Massachusetts

We have audited the accompanying consolidated balance sheets of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2012

ALTRA HOLDINGS, INC.

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	Year Ended December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$92,515	$72,723
Trade receivable, less allowance for doubtful accounts of $1,092 and $1,111 at December 31, 2011 and 2010, respectively	91,859	67,403
Inventories	125,970	88,217
Deferred income taxes	5,856	4,414
Assets held for sale (See Note 5)	—	1,484
Income tax receivable	7,299	4,126
Prepaid expenses and other current assets	7,141	4,168

Total current assets	330,640	242,535
Property, plant and equipment, net	123,464	105,298
Intangible assets, net	77,108	69,250
Goodwill	83,799	76,897
Deferred income taxes	1,614	82
Other non-current assets	13,360	14,040

Total assets	$629,985	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,768	$40,812
Accrued payroll	19,734	18,486
Accruals and other current liabilities	28,798	24,142
Deferred income taxes	118	59
Current portion of long-term debt	688	3,393

Total current liabilities	102,106	86,892
Long-term debt — less current portion and net of unaccreted discount	263,361	213,109
Deferred income taxes	35,798	20,558
Pension liablities	12,896	10,808
Other post retirement benefits	296	223
Long-term taxes payable	6,227	10,892
Other long-term liabilities	905	868
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,600,056 and 26,466,216 issued and outstanding at December 31, 2011 and 2010, respectively)	27	26
Additional paid-in capital	150,234	133,861
Retained earnings	83,211	45,536
Accumulated other comprehensive income	(25,076)	(14,671)

Total stockholders’ equity	208,396	164,752

Total liabilities and stockholders’ equity	$629,985	$508,102

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except per share data

	Year Ended December 31,
	2011	2010	2009
Net sales	$674,812	$520,162	$452,846
Cost of sales	478,394	366,151	329,825

Gross profit	196,418	154,011	123,021
Operating expenses:
Selling, general and administrative expenses	113,375	89,478	81,117
Research and development expenses	10,609	6,731	6,261
Gain on settlement of post employment benefit plans	—	—	(1,467)
Restructuring costs	—	2,726	7,286
Loss on disposal of assets	—	—	545

	123,984	98,935	93,742
Income from operations	72,434	55,076	29,279
Other non-operating income and expense:
Interest expense, net	24,035	19,638	32,976
Other non-operating (income) expense, net	(32)	909	981

	24,003	20,547	33,957
Income (loss) before income taxes	48,431	34,529	(4,678)
Provision (benefit) for income taxes	10,756	10,004	(2,364)

Net income (loss)	$37,675	$24,525	$(2,314)

Consolidated Statement of Comprehensive Income
Pension liability adjustment	(1,603)	(1,950)	514
Foreign currency translation adjustment	(8,802)	1,925	8,930

Comprehensive income	$27,270	$24,500	$7,130

Weighted average shares, basic	26,526	26,399	25,945
Weighted average shares, diluted	26,689	26,535	25,945
Earnings (loss) per share:
Basic	$1.42	$0.93	$(0.09)
Diluted	$1.41	$0.92	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$26	25,583	$129,604	$23,325	$(24,090)	$128,865

Stock based compensation and vesting of restricted stock	—	475	2,948	—	—	2,948
Net loss	—	—	—	(2,314)	—	$(2,314)
Cumulative foreign currency translation adjustment, net of $478 of tax expense	—	—	—	—	8,930	8,930
Minimum pension liability adjustment, net of $316 tax expense	—	—	—	—	514	514

Balance at December 31, 2009	26	26,058	$132,552	$21,011	$(14,646)	$138,943

Stock based compensation and vesting of restricted stock	—	408	1,309	—	—	1,309
Net income	—	—	—	24,525	—	24,525
Cumulative foreign currency translation adjustment, net of $108 of tax expense	—	—	—	—	1,925	1,925
Minimum pension liability adjustment, net of $1,098 tax expense	—	—	—	—	(1,950)	(1,950)

Balance at December 31, 2010	26	26,466	$133,861	$45,536	$(14,671)	$164,752

Stock based compensation and vesting of restricted stock	1	134	1,819	—	—	1,820
Convertible Notes	—	—	24,510	—	—	24,510
Deferred taxes on Convertible Notes	—	—	(8,966)	—	—	(8,966)
Deferred financing costs on Convertible Notes	—	—	(990)	—	—	(990)
Net income	—	—	—	37,675	—	37,675
Cumulative foreign currency translation adjustment, net of $731 of tax expense	—	—	—	—	(8,802)	(8,802)
Minimum pension liability adjustment, net of $868 tax expense	—	—	—	—	(1,603)	(1,603)

Balance at December 31, 2011	$27	26,600	$150,234	$83,211	$(25,076)	$208,396

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows

Amounts in thousands

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$37,675	$24,525	$(2,314)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	18,403	15,010	16,534
Amortization of intangible assets	6,280	5,026	5,538
Amortization and write-offs of deferred loan costs	1,833	1,144	4,062
Loss on foreign currency, net	843	313	1,104
Accretion and write-off of debt discount and premium	2,696	303	1,912
Loss on disposal/impairment of fixed assets	287	360	2,891
(Gain) loss on settlement/curtailment of other post retirement benefit and pension plans	—	189	(1,467)
Amortization of inventory fair value adjustment	581	—	—
Stock based compensation	2,471	2,136	3,267
Provision (benefit) for deferred taxes	4,879	6,657	(1,804)
Changes in assets and liabilities:
Trade receivables	(9,379)	(13,540)	19,267
Inventories	(19,948)	(16,819)	28,180
Accounts payable and accrued liabilities	8,839	21,618	(17,924)
Other current assets and liabilities	(1,344)	(795)	376
Other operating assets and liabilities	(7,215)	(3,363)	(234)

Net cash provided by operating activities	46,901	42,764	59,388

Cash flows from investing activities
Purchase of property, plant and equipment	(22,242)	(17,295)	(9,194)
Proceeds from sale of Stratford Facility	331	—	—
Proceeds from sale of Chattanooga Facility	1,484	—	—
Acquisition of Bauer, net of $41 cash received	(69,460)	—	—
Payments for prior year acquisitions	—	(532)	—

Net cash used in investing activities	(89,887)	(17,827)	(9,194)

Cash flows from financing activities
Payments on 9% Senior Secured Notes	—	—	(242,500)
Payment of debt issuance costs	(3,674)	(489)	(7,561)
Payments on 11 1/4% Senior Notes	—	—	(4,950)
Payments on revolving credit agreements	—	—	(6,000)
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	(2,290)	—	—
Purchase of 8 1/8% Senior Secured Notes	(11,955)	—	—
Payment on mortgages	(547)	(642)	(584)
Payment for prior year acquisitions	—	(645)	—
Proceeds from issuance of Convertible Notes	85,000	—	—
Proceeds from issuance of 8 1/8% Senior Secured Notes	—	—	207,251
Proceeds from additional borrowings under an existing mortgage	—	—	1,467
Shares repurchased for tax withholding	(944)	(919)	(319)
Payment on capital leases	(825)	(664)	(820)

Net cash provided by financing activities	64,765	(3,359)	(54,016)

Effect of exchange rate changes on cash and cash equivalents	(1,987)	(352)	3,246

Net change in cash and cash equivalents	19,792	21,226	(576)
Cash and cash equivalents at beginning of year	72,723	51,497	52,073

Cash and cash equivalents at end of period	$92,515	$72,723	$51,497

Cash paid during the period for:
Interest	$18,724	$18,393	$27,887
Income taxes	$11,860	$4,357	$3,686
Non-cash Financing and Investing:
Acquisition of capital equipment under capital lease	$—	$212	$—
Acquisition of property, plant and equipment included in accounts payable	$577	$586	$—
Mortgage receivable on sale of Stratford facility	$623	$—	$—

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

Net Income Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

The following is a reconciliation of basic to diluted net income (loss) per share:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	37,675	24,525	(2,314)
Shares used in net income per common share — basic	26,526	26,399	25,945
Incremental shares of unvested restricted common stock	163	136	—

Shares used in net income per common share — diluted	26,689	26,535	25,945

Earnings per share(amount not in thousands):
Basic	$1.42	$0.93	$(0.09)
Diluted	$1.41	$0.92	$(0.09)

The Company excluded 784,890 shares (amount not in thousands) related to the Convertible Notes (See Note 10) from the above earnings per share calculation as these shares were anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $198.0 million and $210.0 million at December 31, 2011 and December 31, 2010, respectively. The estimated fair value of the Senior Secured Notes at December 31, 2011 and December 31, 2010 was $210.4 million and $221.0 million, respectively, based on the last available trading price for such notes.

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at December 31, 2011. The estimated fair value of the Convertible Notes at December 31, 2011, was $79.1 million, based on the last available trading price for such notes.

Included in cash and cash equivalents as of December 31, 2011 and December 31, 2010 are money market fund investments of $48.9 million and $34.0 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 11% of total inventory.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.

Depreciation of property, plant and equipment, including capital leases is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	15 to 45 years
Machinery and equipment	2 to 15 years
Capital lease	Life of lease

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangibles represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2011 and 2010, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for Power Transmission Holding, Inc. (“PTH”), The Kilian Company (“Kilian”), Hay Hall Holdings Ltd. (“Hay Hall”), Bear Linear Inc. (“Warner Linear”), TB Wood’s Corporation (“TB Wood’s”), All Power Transmission Manufacturing, Inc. (“All Power”), and Bauer over the fair value of the net assets acquired in each of the acquisitions.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review. In connection with the Company’s annual impairment review, goodwill and indefinite lived intangible assets are assessed for impairment by comparing the fair value of the operating segment to the carrying value using a two step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the operating segment exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the operating segment, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a operating segment’s recorded value of the goodwill asset exceeded its calculated fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the asset’s carrying value, an impairment loss is recognized on those assets. The Company did not identify any impairment of goodwill in 2011, 2010 or 2009.

Preparation of forecasts of revenue and profitability growth for use in the long-range plan and the discount rate require significant use of judgment. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of the Company’s operating segments and could result in a goodwill impairment charge in a future period.

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

The Company did not identify any impairment of long-lived assets in 2009. In 2010 and 2011, in relation to the sale of the Chattanooga facility in 2010 and the Stratford facility in 2011, the Company identified and recorded an impairment with respect to each facility in the amount of $0.1 million based on their fair market value (Note 5).

Determining fair values based on discounted cash flows requires management to make significant estimates and assumptions, including forecasting of revenue and profitability growth for use in the long-range plan and estimating appropriate discount rates. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of the Company’s operating segments and could result in an impairment charge in a future period.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other non-current assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $7.6 million and $6.9 million at December 31, 2011 and 2010, respectively.

Revenue Recognition

Product revenues are recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurs upon shipment to the customer. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

Certain large distribution customers receive annual volume discounts, which are estimated at the time the sale is recorded based on the estimated annual sales.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $1.5 million, $1.1 million and $1.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan, as amended, that provides for various forms of stock-based compensation to officers, directors, key employees and others who make significant contributions to the success of the Company. Expense associated with equity awards is recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant.

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

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

	Minimum Pension Asset/ (liability)	Cumulative Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$1,068	$(15,714)	$(14,646)
Balance at December 31, 2010	$(882)	$(13,789)	$(14,671)
Balance at December 31, 2011	$(2,485)	$(22,591)	$(25,076)

2.    Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of an operating segment is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of an operating segment is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the consolidated financial statements.

3.    Acquisitions

In May 2011, the Company consummated an agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”) for cash consideration of €43.1 million ($62.3 million). We refer to this transaction as the Bauer Acquisition. Following closing, the Company made additional payments in the amount of €4.8 million ($7.0 million) to reflect an adjustment for working capital and €0.1 million ($0.2 million) to reflect an adjustment for pension liability.

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

In connection with the Bauer Acquisition, the Company is subject to substantially all the liabilities of Bauer related to the gear motor business acquired that were not satisfied on or prior to the closing date. There may be liabilities that the Company underestimated or did not discover in the course of performing the Company’s due diligence investigation of Bauer. Under the Purchase Agreement, the seller agreed to provide the Company with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. However, the remedy from the seller for any breach of certain of those representations and warranties is an action for indemnification, not to exceed €14.1 million. This cap on damages does not apply to breaches of representations and warranties relating to incorporation, power and authority, insolvency, title to assets, taxes, environmental matters and certain pension claims. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on the Company’s financial condition and results of operations, and there is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach.

The closing date of the Bauer Acquisition was May 29, 2011, and as a result, the Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. Revenue and net loss for the Bauer activity included in the result for the year ended December 31, 2011 were $65.9 million and $2.1 million, respectively.

The Company has completed its final purchase price allocation. The purchase price allocation as of the acquisition date is as follows:

Total purchase price, excluding acquisition costs of approximately $3.1 million	$69,501
Cash and cash equivalents	41
Trade receivables	18,394
Inventories	21,397
Prepaid expenses and other	2,331
Property, plant and equipment	17,974
Intangible assets	15,669

Total assets acquired	$75,806
Accounts payable	3,946
Accrued expenses and other current liabilities	7,589
Other liabilities	2,910

Total liabilities assumed	$14,445
Net assets acquired	61,361
Excess purchase price over fair value of net assets acquired	$8,140

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Bauer.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$12,274
Trade names and trademarks, not subject to amortization	3,395

Total intangible assets	$15,669

Customer relationships are subject to amortization, and will be recognized on a straight-line basis over the estimated useful life of 9 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2011 and December 31, 2010 as if the Company had acquired Bauer at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and Bauer, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the Convertible

Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of a fair value adjustment to inventory recorded in connection with the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Pro Forma (unaudited)
	Year to Date Period Ended
	December 31, 2011	December 31, 2010
Total revenues	$724,705	$614,629
Net income	$40,441	$18,342
Basic earnings per share	$1.52	$0.69
Diluted earnings per share	$1.52	$0.69

4.    Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor and production overhead. Market is defined as net realizable value. Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
	2011	2010
Raw materials	$45,664	$32,826
Work in process	23,838	16,223
Finished goods	56,468	39,168

Inventories, net	$125,970	$88,217

Approximately 11% of total inventories at December 31, 2011, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.7 million and a $0.2 million provision in the years ended December 31, 2011 and 2010, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2011 and 2010, would be $0.5 million higher and $0.2 million lower, respectively.

5.    Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Land	$13,025	$13,037
Buildings and improvements	36,877	34,302
Machinery and equipment	161,995	131,238

	211,897	178,577
Less-Accumulated depreciation	(88,433)	(73,279)

	$123,464	$105,298

In October 2010, the Company entered into a purchase and sale agreement for its facility located in Chattanooga, Tennessee. The Company recorded a $0.1 million impairment of the Chattanooga facility in 2010. The Company estimated the fair value based on the quoted price listed in the purchase and sale agreement (level 2). The building was classified as an asset held for sale and the associated debt of $2.3 million was classified as current as of December 31, 2010. The sale of the Chattanooga facility closed on April 14, 2011 for a purchase price of $1.5 million and, prior to closing, the associated debt was repaid.

The Company owned a vacant building in Stratford, Canada which was classified as held for use as of December 31, 2010. In 2011, the Company sold the Stratford facility for approximately $0.9 million. Cash was received for $0.3 million and a note receivable was established for $0.6 million, which has a term of 10 years and accrues interest at 6% annually.

The Company recorded $18.4 million, $15.0 million and $16.5 million of depreciation expense in the years ended December 31, 2011, 2010, and 2009, respectively.

6.    Goodwill and Intangible Assets

Changes in goodwill during the year ended December 31, 2011 and 2010 were as follows:

	2011	2010
Gross goodwill balance as of January 1	$108,707	$110,642
Adjustments related to the acquisition of Bauer	8,140	—
Adjustments related to additional purchase price paid	—	532
Impact of changes in foreign currency and other	(1,238)	(2,467)

Gross goodwill balance as of December 31	115,609	108,707

Accumulated impairment, January 1	(31,810)	(31,810)
Impairment charge during period	—	—

Accumulated impairment, December 31	(31,810)	(31,810)

Net goodwill balance December 31	$83,799	$76,897

Intangibles and related accumulated amortization consisted of the following:

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,125	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	74,312	29,704	62,038	23,821
Product technology and patents	5,576	5,316	5,435	4,919
Impact of changes in foreign currency	(1,885)	—	(213)	—

Total intangible assets	$112,128	$35,020	$97,990	$28,740

The Company recorded $6.3 million, $5.0 million, and $5.5 million of amortization for the years ended December 31, 2011, 2010 and 2009, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $6.8 million in 2012, $6.3 million in each of the next four years and then $11.0 million thereafter.

7.    Warranty Costs

The wholly-owned subsidiaries of Altra Industrial manufacture various products. The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on the product and application of the product. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2011, 2010, and 2009 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Balance at beginning of period	$3,583	$4,047	$4,254
Accrued current period warranty costs	2,374	1,626	1,894
Acquired warranty reserves	1,720	—	—
Payments and adjustments	(2,779)	(2,090)	(2,101)

Balance at end of period	$4,898	$3,583	$4,047

8.    Income Taxes

Income (loss) before income taxes by domestic and foreign locations consists of the following:

	December 31,	December 31,	December 31,
	2011	2010	2009
Domestic	$34,034	$19,812	$(5,711)
Foreign	14,397	14,717	1,033

Total	$48,431	$34,529	$(4,678)

The components of the provision (benefit) for income taxes consist of the following:

	December 31, 2011	December 31, 2010	December 31, 2009

Current:
Federal	$4,506	$20	$(2,182)
State	(3,686)	251	314
Non-US	5,057	3,076	1,308

	$5,877	$3,347	$(560)

Deferred:
Federal	$7,949	$7,643	$(1,279)
State	(861)	815	(528)
Non-US	(2,209)	(1,801)	3

	4,879	6,657	(1,804)

Provision (benefit) for income taxes	$10,756	$10,004	$(2,364)

A reconciliation from the federal statutory rate to the Company’s effective tax rate for income taxes is as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
Tax at US federal income tax rate	$16,957	$12,085	$(1,637)
State taxes, net of federal income tax effect	1,050	1,010	(617)
Change in tax rate	(236)	(283)	(19)
Foreign taxes	709	1,033	975
Adjustments to accrued income tax liabilities and uncertain tax positions	(3,413)	(1,045)	(1,487)
Valuation allowance	(1,644)	(943)	1,726
Intercompany interest	(1,178)	(1,103)	(1,434)
Tax credits and incentives	(1,243)	(466)	(170)
Other	(246)	(284)	299

Provision (benefit) for income taxes	$10,756	$10,004	$(2,364)

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2007. The Company is currently being audited for its US federal tax return for the tax years 2007 and 2010. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian, Bauer and Hay Hall entities, that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
Balance at beginning of period	$6,338	$7,376	$6,213
Increases related to prior year tax positions	—	353	1,767
Decreases related to prior year tax positions	(2,289)	—	—
Increases related to current year tax positions	—	277	87
Settlements	—	(363)	(33)
Lapse of statute of limitations	(526)	(1,305)	(658)

Balance at end of period	$3,523	$6,338	$7,376

At December 31, 2011, the Company had $6.2 million of net unrecognized tax benefits. If recognized, $5.5 million would reduce the Company’s effective tax rate and $0.7 million would reduce deferred tax assets resulting in no impact to the effective tax rate.

In 2011, the Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve consisted of approximately $2.3 million of tax, $1.8 million of accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company is approximately $3.2 million

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $0.6 million (off-set by a $2.5 million benefit of interest and penalties primarily related to the New Jersey Supreme Court ruling), $0.4 million, and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2011, 2010, and 2009 was $2.7 million, $4.6 million, and $4.2 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.

During 2010, the Company determined that the deferred tax impact of unrealized gains and losses on foreign exchange translation related to an inter-company loan had not been recognized in prior years. As a result, the net deferred tax liability was over-stated and the cumulative foreign currency translation adjustment was under-stated by $5.3 million at December 31, 2009. Additionally, the currency translation adjustment included in the statement of comprehensive income (loss) was overstated by $0.4 million for 2009. This non-cash adjustment did not impact any prior statements of operations, and the Company determined that the amounts were not material to its financial statements. The correction of the balances was made in 2010 by increasing other comprehensive income by $4.1 million with an offset to deferred income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has classified items associated with other comprehensive income to correspond with the deferred tax item to which it relates. In 2010, these amounts were included as part of expenses not currently deductible. Significant components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Post-retirement obligations	$2,751	$2,512
Goodwill	(27)	1,739
Tax credits	1,944	2,557
Expenses not currently deductible	10,141	9,768
Net operating loss carryover	6,151	5,551
Other	954	1,094

Total deferred tax assets	21,914	23,221
Valuation allowance for deferred tax assets	(5,000)	(7,279)

Net deferred tax assets	16,914	15,942
Deferred tax liabilities:
Property, plant and equipment	21,211	15,939
Intangible assets	14,622	15,800
Basis difference — convertible debt	9,527	—
Other	—	324

Total deferred liabilities	45,360	32,063

Net deferred tax liabilities	$28,446	$16,121

At December 31, 2011 the Company had state net operating loss (NOL) carry forwards of $26.3 million, which expire between 2019 and 2031, and non U.S. NOL carryforwards of $14.5 million, which have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.0 million available to reduce future income taxes that expire between 2013 and 2030.

Valuation allowances are established for deferred tax assets that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance of $5.0 million and $7.3 million as of December 31, 2011 and December 31, 2010, respectively, has been established due to the uncertainty of realizing the benefits of these net operating losses, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards, capital loss carryforwards, U.S. federal foreign tax credits and state NOL carryforwards.

A provision has not been made for U.S. or additional non-U.S. taxes on $23.1 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S.

9.    Pension and Other Employee Benefits

Defined Benefit (Pension) and Postretirement Benefit Plans

The Company sponsors various defined benefit (pension) and postretirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2010
Change in benefit obligation:
Obligation at beginning of period	$24,098	$25,563	$336	$513
Assumed Bauer pension liability	3,085	—	—	—
Service cost	167	156	2	2
Interest cost	1,389	1,442	17	20
Curtailments, settlements and special termination benefits	—	189	24	—
Actuarial (gains) losses	2,379	2,640	—	(117)
Foreign exchange effect	(341)	(289)	—	—
Benefits paid	(1,362)	(5,603)	(83)	(82)

Obligation at end of period	$29,415	$24,098	$296	$336

Change in plan assets:
Fair value of plan assets, beginning of period	$13,290	$15,701	$—	$—
Assumed Bauer plan assets	327	—	—	—
Actual return on plan assets	1,149	1,516	—	—
Employer contributions	3,115	1,676	83	82
Benefits paid	(1,362)	(5,603)	(83)	(82)

Fair value of plan assets, end of period	$16,519	$13,290	$—	$—

Funded status	$(12,896)	$(10,808)	$(296)	$(336)

Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—	$—	$—
Current liabilities	—	—	—	(113)
Non-current liabilities	(12,896)	(10,808)	(296)	(223)

Total	$(12,896)	$(10,808)	$(296)	$(336)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2011 and 2010 was $29.4 million and $24.1million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $5.8 million and $3.2 million at December 31, 2011 and 2010, respectively.

Included in accumulated other comprehensive loss at December 31, 2011 and 2010, is $1.6 million (net of $0.9 million in taxes) and $2.0 million (net of $1.1 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2011 and 2010, presented above are as follows:

	2011	2010
Pension benefits	4.75%	5.50%
Other postretirement benefits	5.75%	5.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Other Benefits
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service cost	$167	$156	$111	$2	$2	$39
Interest cost	1,389	1,442	1,418	17	20	118
Recognized net actuarial loss	—	—	—	(51)	(160)	(80)
Expected return on plan assets	(1,050)	(1,228)	(1,254)	—	—	—
Settlement/Curtailment/ Special Termination Benefit	—	189	—	—	—	(1,467)
Amortization	39	(2)	(22)	(1)	(686)	(939)

Net periodic benefit (income) cost	$545	$557	$253	$(33)	$(824)	$(2,329)

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Discount rate	5.50%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	7.75%	7.75%	8.5%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010 by asset category is as follows:

	2011 Quoted Prices in Active Markets (Level 1)	2010 Quoted Prices in Active Markets (Level 1)
Asset Category
Equity
U.S. companies	$3,871	$3,407
International companies	477	1,010

Total equity	4,348	4,417
Fixed income
U.S. government	796	409
Corporate bonds
Investment grade	6,983	5,093
High yield	2,467	1,107
Other credit	1,230	2,099

Total fixed income	11,476	8,708
Other (Level 2)	315	—
Cash and cash equivalents	380	165

Total assets at fair value	$16,519	$13,290

The asset allocations for the Company’s funded retirement plan at December 31, 2011 and 2010, respectively, and the target allocation for 2011, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2011 Actual	2011 Target	2010 Actual
Asset Category
Global Equity	16%	15% - 65%	25%
Investment Grade Mutual Funds	43%	10% - 60%	46%
High Yield Mutual Funds	15%	0% - 30%	8%
Emerging Market Debt	4%	0% - 20%	4%
Government Bonds	5%	0% - 40%	3%
Dynamic Asset Allocation	15%	0% - 50%	13%
Cash	2%	0% - 20%	1%

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

For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 8.50% was assumed. This rate was assumed to decrease gradually to 5%. The assumed health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the December 31, 2011 service and interest cost components	$104	$(104)
Effect on the December 31, 2011 post-retirement benefit obligation	$1,167	$(1,155)

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

	Pension Benefits	Postretirement Benefits
Expected benefit payments (from plan assets)
2012	$996	$57
2013	1,093	14
2014	1,169	5
2015	1,297	6
2016	1,369	7
Thereafter	7,539	50

The Company contributed $3.0 million to its U.S. pension plan in 2011. The Company has minimum cash funding requirements associated with its pension plans which are estimated to be $1.1 million in 2012, $1.1 million in 2013, $1.1 million in 2014, $1.1 million in 2015, and $1.1 million in 2016.

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

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to seventy-five percent of their compensation to the plan on a pre-tax basis. During 2009, the Company made matching contributions equal to half of the first six percent of salary contributed by each employee and made a unilateral contribution (including for non-contributing employees). Effective February 2009, the Company’s matching contribution was temporarily suspended and effective July 2009, the Company’s unilateral contribution was suspended. The Company reinstated both the matching and unilateral contributions by July 2010. The Company’s expense associated with the defined contribution plans was $3.4 million and $2.4 million during the years ended December 31, 2011 and 2010, respectively.

10.    Long-Term Debt

	December 31, 2011	December 31, 2010
Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	—
Senior Secured Notes	198,045	210,000
Variable rate demand revenue bonds	3,000	5,300
Mortgages	1,762	2,372
Capital leases	417	1,257

Total debt	288,224	218,929
Less: debt discount, net of accretion	(24,175)	(2,427)

Total long-term debt, net of unaccreted discount	$264,049	$216,502

Less current portion of long-term debt	688	3,393

Total long-term debt	$263,361	$213,109

Convertible Senior Notes

In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement and our Senior Secured Notes, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position.

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

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.7 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. The balance of $2.7 million of debt issuance costs is classified as other non-current assets and will be amortized over the term of the notes using the effective interest method.

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31, 2011:

December 31, 2011
Principal amount of debt	$85,000
Unamortized discount	22,240

Carrying value of debt	$62,760

Interest expense associated with the Convertible Notes consisted of the following for the year ended December 31, 2011:

December 31, 2011
Contractual coupon rate of interest	$1,948
Accretion of Convertible Notes discount and amortization of deferred financing costs	2,539

Interest expense for the Convertible Notes	$4,487

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at December 31, 2011 and the cash coupon interest rate is 2.75%.

Senior Secured Notes

In November 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other non-current assets which are being amortized over the term using the effective interest method). The principal balance of the Senior Secured Notes matures on December 1, 2016.

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

During 2011, the Company repurchased $12.0 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.3 million, which was recorded as part of interest expense in 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in the Consolidated Statement of Operations and Other Comprehensive Income (Loss) for 2011.

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

In 2011, the Company amended the Revolving Credit Agreement to increase the borrowing base to $65 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the amended credit facility). As part of the amendment, additional financing fees of $0.3 million were capitalized and will be amortized over the life of agreement.

The Company can borrow up to $52.5 million under the Revolving Credit Agreement without being required to comply with any financial covenants under the agreement. The Company may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of October 31, 2016 or the redemption of the Senior Secured Notes, whichever is earlier.

There were no borrowings under the Revolving Credit Agreement at December 31, 2011 and 2010, however, the lender had issued $6.5 million and $10.1 million of outstanding letters of credit on behalf of the Company as of December 31, 2011 and 2010, respectively.

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

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at that time. The bonds associated with the San Marcos facility bear a variable interest rate (less than 1% as of December 31, 2011) and mature in April 2024. The bonds were issued to finance a production facility for TB Wood’s manufacturing operations in the city of San Marcos and are secured by a letter of credit issued under the terms of the Revolving Credit Agreement.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of December 31, 2011 and 2010, the mortgage had a remaining principal of €1.3 million or $1.8 million, and €1.8 million or $2.4 million, respectively. The Heidelberg mortgage is payable in monthly installments over the next six years.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.4 million and $1.3 million at December 31, 2011 and 2010, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

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

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2011, 2010, or 2009 under any of the overdraft agreements.

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

During 2009, Altra Industrial retired the remaining principal balance of the Old Senior Notes, of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, Altra Industrial incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.2 million of deferred financing fees, which is recorded as interest expense in the condensed consolidated statement of Operations and Comprehensive income (Loss).The Old Senior Notes were guaranteed on a senior unsecured basis by Altra Industrial’s U.S. domestic subsidiaries. The Old Senior Notes contained numerous terms, covenants and conditions, which imposed substantial limitations on the Company.

11.    Stockholders’ Equity

Common Stock (amounts not in thousands)

As of December 31, 2011, there were 90,000,000 shares of common stock authorized and 26,600,056 outstanding.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2011 or 2010.

Restricted Common Stock

The Company’s Board of Directors established the 2004 Equity Incentive Plan (as amended, the “Plan”) that provides for various forms of stock-based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares issued pursuant to the Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.

The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general, and administrative expense) during the years ended December 31, 2011, 2010 and 2009 was $2.5 million ($1.7 million, net of tax), $2.1 million ($1.4 million, net of tax), and $3.2 million ($2.2 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

Amounts not in thousands	Shares	Weighted- Average Grant Date Fair Value
Restricted shares unvested January 1, 2011	287,586	$9.66
Shares granted	114,266	$21.94
Shares for which restrictions lapsed	(190,821)	$12.75

Restricted shares unvested December 31, 2011	211,031	$13.52

Total remaining unrecognized compensation cost is approximately $2.3 million as of December 31, 2011, and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed was $3.3 million, $6.3 million, and $4.6 million, during 2011, 2010, and 2009, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

12.    Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2011, 2010 and 2009.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international and well established financial institutions.

The Company has six operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The six operating segments are expected to have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function with the exception of the newly acquired Bauer gear motor business for which the Company is developing a plan to integrate sales and marketing activities. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.

We serve the general industrial market by selling to original equipment manufacturers (“OEM”) and distributors. Our OEM and distributor customers serve the general industrial market. Resource allocation decisions such as capital expenditure requirements and headcount requirements are made at a consolidated level and allocated to the individual operating segments.

The following discussion of the Company’s products does not include detailed product category revenue because such information is not individually tracked by the Company’s financial reporting system and is not separately reported by the Company’s general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. The Company maintains sales information by operating facility, but does not maintain any accounting sales data by product line.

Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales			Property, Plant and Equipment
	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011	December 31, 2010
North America (primarily U.S.)	$442,931	$380,588	$326,872	$83,174	$80,395
Europe	191,768	109,749	100,345	35,999	21,392
Asia and other	40,113	29,825	25,629	4,291	3,511

Total	$674,812	$520,162	$452,846	$123,464	$105,298

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2011 and 2010 were $108.8 million and $92.3 million, respectively.

Approximately 19.4% of the Company’s labor force (9.0% and 44.4% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire July 2013, October 2013, June 2014, and October 2014, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

13.    Restructuring, Asset Impairment and Transition Expenses

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

The second was associated with the announcement that the Company would be closing its manufacturing facility in South Beloit, Illinois and relocating the manufacturing operations to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $2.1 million was written down to the fair value of $1.5 million, resulting in an impairment charge of $0.6 million. The Company estimated the fair value using observable inputs (level 2). The Company reviewed sales prices of comparable buildings in the South Beloit, Illinois area. The Company considers the facility to be substantially closed with the exception of the one remaining production line which is expected to remain open until the third quarter of 2012. In September 2009, the Company negotiated a plant closing agreement with the local union at the South Beloit facility. The Company agreed to pay approximately $0.7 million in severance and performance bonuses to those employees who remain employed through their termination date. As of December 31, 2011, the Company had a remaining severance accrual of $0.1 million that the Company expects to pay by July 2013.

The Company’s total restructuring expense, by major component for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	2009 Altra Plan	2009 Altra Plan	2009 Altra Plan
Expenses
Moving and relocation	$—	$455	$332
Severance	—	1,192	4,213
Other	—	738	232

Total cash expenses	—	2,385	4,777

Loss on disposal of fixed assets	—	341	2,509

Total restructuring expenses	$—	$2,726	$7,286

The following is a reconciliation of the accrued restructuring costs between December 31, 2009 and December 31, 2011

All Plans
Balance at December 31, 2009	$915
Restructuring expense incurred	2,726
Cash payments	(3,141)
Non-cash loss on impairment of fixed assets	(341)

Balance at December 31, 2010	$159

Restructuring expense incurred	—
Cash payments	(69)
Non-cash loss on impairment of fixed assets	—

Balance at December 31, 2011	$90

The total restructuring reserve as of December 31, 2011 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company does not expect to incur any additional restructuring expense in 2012 under the 2009 Altra Plan.

14.  Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases
2012	$6,158	$442
2013	5,069	—
2014	3,690	—
2015	1,910	—
2016	1,918	—
Thereafter	3,822	—

Total lease obligations	$22,567	$442

Less amounts representing interest		(25)

Present value of minimum capital lease obligations		$417

Net rent expense under operating leases for the years ended December 31, 2011, 2010, and 2009 was approximately $6.9 million, $4.9 million, and $4.8 million, respectively.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of December 31, 2011 and 2010, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying consolidated balance sheets for potential litigation losses at those dates.

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

Environmental

The Company has not been notified that it is a potentially responsible party in connection with any sites the Company currently or formerly owned or operated or with respect to any liability at any off-site waste disposal facility. However, there is contamination at some of the Company’s current facilities, primarily related to historical operations at those sites, for which the Company could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of the Company current or former sites, based on historical uses of those sites. The Company currently is not undertaking any remediation or investigations and the costs or liability in connection with potential contamination conditions at these facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while the Company attempts to evaluate the risk of liability associated with these facilities at the time the Company acquired them, there may be environmental conditions currently unknown to the Company relating to prior, existing or future sites or operations or those of predecessor companies whose liabilities the Company may have assumed or acquired which could have a material adverse effect on the Company’s business.

The Company is being indemnified, or expects to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who the Company has hired, the Company does not expect such costs and liabilities to have a material adverse effect on its business, operations or earnings. The Company cannot assure you, however, that those third parties will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which the Company is obligated is not subject to these indemnities, the Company could become subject to significant liabilities.

Other Matters

The state of New York Workers’ Compensation Board (the “Board”) has demanded payment from one of the Company’s business units of certain amounts the Board alleges are owed in connection with that business unit’s past participation in a workers’ compensation insurance trust. The amount claimed is currently immaterial and is subject to further adjustment and proceedings and the total amount of potential liability cannot be reasonably estimated as of December 31, 2011.

15.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2011

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$171,717	$177,853	$165,395	$159,847
Gross Profit	47,144	53,029	48,410	47,835
Net income	5,895	12,140	8,918	10,722
Earnings per share — Basic
Net income	$0.22	$0.46	$0.34	$0.40
Earnings per share — Diluted
Net income	$0.21	$0.46	$0.34	$0.40

Year ended December 31, 2010

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$130,538	$128,930	$132,988	$127,706
Gross Profit	37,840	38,641	40,127	37,403
Net income	5,373	6,574	6,839	5,739
Earnings per share — Basic
Net income	$0.20	$0.25	$0.26	$0.22
Earnings per share — Diluted
Net income	$0.19	$0.25	$0.26	$0.22

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

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,876	$42,639	$—	$92,515
Trade receivables, less allowance for doubtful accounts	—	52,706	39,153	—	91,859
Loans receivable from related parties	259,891	—	—	(259,891)	—
Inventories	—	76,632	49,338	—	125,970
Deferred income taxes	—	5,325	531	—	5,856
Income tax receivable	—	6,868	431	—	7,299
Prepaid expenses and other current assets	—	3,096	4,045	—	7,141

Total current assets	259,891	194,503	136,137	(259,891)	330,640
Property, plant and equipment, net	—	79,576	43,888	—	123,464
Intangible assets, net	—	50,329	26,779	—	77,108
Goodwill	—	56,446	27,353	—	83,799
Deferred income taxes	—	—	1,614	—	1,614
Investment in subs	202,463	—	—	(202,463)	—
Other non-current assets	7,091	5,551	718	—	13,360

Total assets	$469,445	$386,405	$236,489	$(462,354)	$629,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,278	$22,490	$—	$52,768
Accrued payroll	—	9,522	10,212	—	19,734
Accruals and other current liabilities	2,222	16,645	9,931	—	28,798
Deferred income taxes	—	—	118	—	118
Current portion of long-term debt	—	350	338	—	688
Loans payable to related parties	—	188,595	71,296	(259,891)	—

Total current liabilities	2,222	245,390	114,385	(259,891)	102,106
Long-term debt — less current portion and net of unaccreted discount and premium	258,827	3,060	1,474	—	263,361
Deferred income taxes	—	29,595	6,203	—	35,798
Pension liablities	—	7,435	5,461	—	12,896
Long-term taxes payables	—	6,227	—	—	6,227
Other long-term liabilities	—	1,020	181	—	1,201
Total stockholders’ equity	208,396	93,678	108,785	(202,463)	208,396

Total liabilities and stockholders’ equity	$469,445	$386,405	$236,489	$(462,354)	$629,985

Condensed Consolidating Balance Sheet

December 31, 2010

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$37,125	$35,598	$—	$72,723
Trade receivables, less allowance for doubtful accounts	—	44,020	23,383	—	67,403
Loans receivable from related parties	204,667	—	—	(204,667)	—
Inventories	—	63,226	24,991	—	88,217
Deferred income taxes	—	3,813	601	—	4,414
Assets held for sale	—	1,484	—	—	1,484
Income tax receivable	—	4,126	—	—	4,126
Prepaid expenses and other current assets	—	2,282	1,886	—	4,168

Total current assets	204,667	156,076	86,459	(204,667)	242,535
Property, plant and equipment, net	—	74,956	30,342	—	105,298
Intangible assets, net	—	54,321	14,929	—	69,250
Goodwill	—	56,446	20,451	—	76,897
Deferred income taxes	—	—	82	—	82
Investment in subs	163,069	—	—	(163,069)	—
Other non-current assets	6,020	7,905	115	—	14,040

Total assets	$373,756	$349,704	$152,378	$(367,736)	$508,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$26,497	$14,315	$—	$40,812
Accrued payroll	—	12,364	6,122	—	18,486
Accruals and other current liabilities	1,422	15,458	7,262	—	24,142
Deferred income taxes	—	—	59	—	59
Current portion of long-term debt	—	3,028	365	—	3,393
Loans payable to related parties	—	185,768	18,899	(204,667)	—

Total current liabilities	1,422	243,115	47,022	(204,667)	86,892
Long-term debt — less current portion and net of unaccreted discount and premium	207,582	3,338	2,189	—	213,109
Deferred income taxes	—	13,043	7,515	—	20,558
Pension liablities	—	7,596	3,212	—	10,808
Other post retirement benefits	—	223	—	—	223
Long-term taxes payables	—	10,892	—	—	10,892
Other long-term liabilities	—	762	106	—	868
Total stockholders’ equity	164,752	70,735	92,334	(163,069)	164,752

Total liabilities and stockholders’ equity	$373,756	$349,704	$152,378	$(367,736)	$508,102

Condensed Consolidating Statement of Income

	Year Ended December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453,300	$263,663	$(42,151)	$674,812
Cost of sales	—	330,129	190,416	(42,151)	478,394

Gross profit	—	123,171	73,247	—	196,418
Selling, general and administrative expenses	—	68,212	45,163	—	113,375
Research and development expenses	—	5,385	5,224	—	10,609

Income from operations	—	49,574	22,860	—	72,434
Interest expense, net	1,569	21,727	739	—	24,035
Other non-operating expense (income), net	—	(493)	461	—	(32)
Equity in earnings of subsidiaries	39,395	—	—	(39,395)	—

Income before income taxes	37,826	28,340	21,660	(39,395)	48,431
Provision for income taxes	151	5,396	5,209	—	10,756

Net income	$37,675	$22,944	$16,451	$(39,395)	$37,675

Condensed Consolidating Statement of Income

	Year Ended December 31, 2010
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$388,494	$168,975	$(37,307)	$520,162
Cost of sales	—	285,758	117,700	(37,307)	366,151

Gross profit	—	102,736	51,275	—	154,011
Selling, general and administrative expenses	46	61,321	28,111	—	89,478
Research and development expenses	—	3,874	2,857	—	6,731
Restructuring costs	—	1,735	991	—	2,726

Income (loss) from operations	(46)	35,806	19,316	—	55,076
Interest expense, net	18,060	1,483	95	—	19,638
Other non-operating expense, net	—	839	70	—	909
Equity in earnings of subsidiaries	34,213	—	—	(34,213)	—

Income before income taxes	16,107	33,484	19,151	(34,213)	34,529
Provision (benefit) for income taxes	(5,354)	11,719	3,639	—	10,004

Net income	$21,461	$21,765	$15,512	$(34,213)	$24,525

Condensed Consolidating Statement of Income

	Year Ended December 31, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$332,311	$150,146	$(29,611)	$452,846
Cost of sales	—	250,857	108,579	(29,611)	329,825

Gross profit	—	81,454	41,567	—	123,021
Selling, general and administrative expenses	17	50,999	30,101	—	81,117
Research and development expenses	—	3,950	2,311	—	6,261
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Loss on sale/disposal of assets	—	142	403	—	545
Restructuring costs	—	4,359	2,927	—	7,286

Income (loss) from operations	(17)	23,471	5,825	—	29,279
Interest expense, net	1,769	31,109	98	—	32,976
Other non-operating expense, net	—	356	625	—	981
Equity in earnings of subsidiaries	(1,880)	—	—	1,880	—

Income (loss) from continuing operations before income taxes	(3,666)	(7,994)	5,102	1,880	(4,678)
Provision (benefit) for income taxes	(1,352)	(2,798)	1,786	—	(2,364)

Net income (loss)	$(2,314)	$(5,196)	$3,316	$1,880	$(2,314)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$37,675	$22,943	$16,451	$(39,394)	$37,675
Undistributed equity in earnings of subsidiaries	(39,394)			39,394	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	11,995	6,408	—	18,403
Amortization of intangible assets	—	4,133	2,147	—	6,280
Amortization of deferred financing costs	1,391	442	—	—	1,833
Loss on foreign currency, net	—	—	843	—	843
Accretion of debt discount	2,696	—	—	—	2,696
Loss on disposal of assets	—	223	64	—	287
Amortization of inventory fair value adjustment	—	—	581	—	581
Deferred income tax provision	—	1,820	3,059	—	4,879
Stock based compensation	—	2,471	—	—	2,471
Changes in assets and liabilities:
Trade receivables	—	(9,715)	336	—	(9,379)
Inventories	—	(13,406)	(6,542)	—	(19,948)
Accounts payable and accrued liabilities	800	3,089	4,950	—	8,839
Other current assets and liabilities	—	(814)	(530)	—	(1,344)
Other operating assets and liabilities	—	(7,811)	596	—	(7,215)

Net cash provided by operating activities	3,168	15,370	28,363	—	46,901

Cash flows from investing activities
Purchase of property, plant, and equipement	—	(17,082)	(5,160)	—	(22,242)
Proceeds from sale of Stratford Facility	—	—	331	—	331
Proceeds from sale of Chattanooga Facility	—	1,484	—	—	1,484
Acquisition of Bauer, net of $41 cash received	—	—	(69,460)	—	(69,460)

Net cash used in investing activities	—	(15,598)	(74,289)	—	(89,887)

Cash flows from financing activities
Payment of debt issuance costs	(3,413)	(261)	—	—	(3,674)
Purchase of 8 1/8% Senior Secured Notes	(11,955)	—	—	—	(11,955)
Proceeds from issuance of Convertible Notes	85,000	—	—	—	85,000
Redemption of variable rate demand revenuebonds related to the Chattanooga facility	—	(2,290)	—	—	(2,290)
Shares repurchased for tax withholdings		(944)	—	—	(944)
Payments on capital leases	—	(673)	(152)	—	(825)
Payments on mortgages	—	—	(547)	—	(547)
Change in affiliate debt	(72,800)	17,147	55,653	—	—

Net cash (used in) provided by financing activities	(3,168)	12,979	54,954	—	64,765

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,987)		(1,987)

Net change in cash and cash equivalents	—	12,751	7,041	—	19,792
Cash and cash equivalents at beginning of year	—	37,125	35,598		72,723

Cash and cash equivalents at end of period	$—	$49,876	$42,639	$—	$92,515

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$24,525	$21,765	$15,512	$(37,277)	$24,525
Undistributed equity in earnings of subsidiaries	(37,277)			37,277	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	11,893	3,117	—	15,010
Amortization of intangible assets	—	4,136	890	—	5,026
Amortization of deferred financing costs	652	492	—	—	1,144
Loss on foreign currency, net	—	—	313	—	313
Accretion of debt discount	303	—	—	—	303
Fixed asset imapriment	—	195	165	—	360
Pension settlement loss	—	189	—	—	189
Deferred income tax provision (benefit)	—	8,411	(1,754)	—	6,657
Stock based compensation	—	2,136	—	—	2,136
Changes in assets and liabilities:
Trade receivables	—	(8,529)	(5,011)	—	(13,540)
Inventories	—	(12,295)	(4,524)	—	(16,819)
Accounts payable and accrued liabilities	879	13,909	6,830	—	21,618
Other current assets and liabilities	—	(419)	(376)	—	(795)
Other operating assets and liabilities	—	(3,551)	188	—	(3,363)

Net cash (used in) provided by operating activities	(10,918)	38,332	15,350	—	42,764

Cash flows from investing activities
Purchase of property, plant, and equipement	—	(14,036)	(3,259)	—	(17,295)
Payments for prior year acquisitions	—	—	(532)	—	(532)

Net cash used in investing activities	—	(14,036)	(3,791)	—	(17,827)

Cash flows from financing activities
Payment of debt issuance costs	(278)	(211)	—	—	(489)
Shares repurchased for tax withholdings	(919)	—	—	—	(919)
Payments for prior year acquisitions	—	(645)	—	—	(645)
Payments on capital leases	—	(551)	(113)	—	(664)
Payments on mortgages	—	—	(642)	—	(642)
Change in affiliate debt	12,114	(5,508)	(6,606)	—	—

Net cash (used in) provided by financing activities	10,917	(6,915)	(7,361)	—	(3,359)

Effect of exchange rate changes on cash and cash equivalents	—	—	(352)		(352)

Net change in cash and cash equivalents	(1)	17,381	3,846	—	21,226
Cash and cash equivalents at beginning of year	1	19,744	31,752		51,497

Cash and cash equivalents at end of period	$—	$37,125	$35,598	$—	$72,723

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,314)	$(5,196)	$3,316	$1,880	$(2,314)
Undistributed equity in earnings of subsidiaries	1,880	—	—	(1,880)	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	12,032	4,502	—	16,534
Amortization of intangible assets	—	4,129	1,409	—	5,538
Amortization and write-offs of deferred loan costs	77	3,985		—	4,062
Gain on foreign currency, net	—	270	834	—	1,104
Accretion of debt discount and premium, net	33	1,879	—	—	1,912
Fixed asset impairment	—	2,023	868	—	2,891
Deferred income tax		(1,778)	(26)	—	(1,804)
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	3,267	—	—	3,267
Changes in assets and liabilities:
Trade receivables	—	9,210	10,057	—	19,267
Inventories	—	20,708	7,472	—	28,180
Accounts payable and accrued liabilities	1,735	(11,168)	(8,491)	—	(17,924)
Other current assets and liabilities	—	167	209	—	376
Other operating assets and liabilities	—	(158)	(76)	—	(234)

Net cash provided by operating activities	1,411	37,903	20,074	—	59,388

Cash flows from investing activities
Purchase of fixed assets	—	(8,166)	(1,028)	—	(9,194)

Net cash used in investing activities	—	(8,166)	(1,028)	—	(9,194)

Cash flows from financing activities
Payments on the 11 1/4% Senior Notes	—	(4,950)	—	—	(4,950)
Payments on 9% Senior Secured Notes	—	(242,500)	—	—	(242,500)
Proceeds from 8 1/8% Senior Secured Notes, net of discount	207,251	—	—	—	207,251
Proceeds from mortgage	—	—	1,467	—	1,467
Shares repurchased	(319)	—	—	—	(319)
Payments on revolving credit agreement	—	(6,000)	—	—	(6,000)
Payments of note issuance costs	(6,472)	(1,089)	—	—	(7,561)
Payments on mortgages	—	—	(584)	—	(584)
Change in affiliate debt	(201,871)	220,754	(18,883)	—	—
Payment on capital leases	—	(640)	(180)	—	(820)

Net cash used in financing activities	(1,411)	(34,425)	(18,180)	—	(54,016)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,246	—	3,246

Net change in cash and cash equivalents	—	(4,688)	4,112	—	(576)
Cash and cash equivalents at beginning of year	1	24,432	27,640	—	52,073

Cash and cash equivalents at end of period	$1	$19,744	$31,752	$—	$51,497

17.    Subsequent Events

In February 2012, the Company’s Board of Directors approved the grant of 133,562 shares of restricted common stock under the the Company’s 2004 Equity Incentive Plan, as amended, to certain members of management and independent directors of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2011, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Note Regarding Acquisition

In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of December 31, 2011, management has excluded the operations of various legal entities which make up the Bauer Acquisition (consolidated by the Company as of May 30, 2011). The Company is currently assessing the control environment of this acquired business.

The Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. The acquired business’ total revenue were less than 10% of the Company’s total revenue and 13% of the Company’s total assets at December 31, 2011.

(b) Report	of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altra Holdings, Inc.

Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Finanacial Reporting, management excluded from its assessment the internal controls over financial reporting at the legal entities that make up the Bauer Acquisition, which were acquired on May 29, 2011 and whose financial statements constitute 13% of total assets, and less than 10% of revenues of the Consolidated Financial Statements amount as of December 31, 2011. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15, as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 24, 2012

(c)	Changes in Internal Control over Financial Reporting

With the exception of changes resulting from the Bauer Acquisition that occurred during the quarter ended July 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2012 Proxy Statement to be filed no later than 120 days after December 31, 2011.

Item 11. Executive	Compensation

The information required by this item is incorporated by reference to our definitive 2012 Proxy Statement to be filed no later than 120 days after December 31, 2011.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2012 Proxy Statement to be filed no later than 120 days after December 31, 2011.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2012 Proxy Statement to be filed no later than 120 days after December 31, 2011.

Item 14. Principal	Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2012 Proxy Statement to be filed no later than 120 days after December 31, 2011.

PART IV

Item 15. Exhibits	and Financial Statement Schedules.

(a)  List of documents filed as part of this report:

(1)  Financial Statements.

i.  Consolidated Balance Sheets as of December 31, 2011 and 2010

ii.  Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years ended December 31, 2011, 2010 and 2009

iii.  Consolidated Statements of Stockholders’ Equity as of December 31, 2011

iv.  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2011, 2010 and 2009

v.  Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2011 and 2010

vi.  Condensed Consolidated Financial Statements of the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

(2)  Financial Statement Schedule

ii.  Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Number	Description
2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.
2.6(15)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of it subsidiaries)**
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3.2(8)	Second Amended and Restated Bylaws of Altra Holdings, Inc.
4.1(4)	Form of Common Stock Certificate
4.2(11)	Form of 8 1/8% Senior Secured Notes due 2016
4.3(11)	Indenture, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
4.4(11)	Registration Rights Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
4.5(14)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.1(3)	Subscription Agreement, dated November 30, 2004, among Altra Holdings, Inc., the preferred purchasers and the common purchasers as listed therein
10.2(6)	Employment Agreement, dated as of December 14, 2007, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch †
10.3(7)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt †
10.4(9)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson †
10.5(8)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers †
10.6(8)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers †
10.7(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.8(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.9(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement †
10.11(4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt †
10.12(11)	Purchase Agreement, dated November 16, 2009 among Altra Holdings, Inc., the Guarantors party thereto and the Initial Purchasers party thereto
10.13(12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A. #

Number	Description
10.14(12)	Patent Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A. #
10.15(12)	Trademark Security Agreement, dated December 24, 2009, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.16(12)	Credit Agreement, dated as of November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Borrowers, Altra Holdings, Inc., as Guarantor, the lenders listed therein, J.P. Morgan Securities, Inc., as sole lead arranger and sole book runner, and JPMorgan Chase Bank, N.A., as Administrative Agent #
10.17(12)	Pledge and Security Agreement, dated November 25, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A. #
10.18(12)	Patent Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A. #
10.19(12)	Trademark Security Agreement, dated December 24, 2009, among Altra Industrial Motion, Inc. and certain of its subsidiaries, Altra Holdings, Inc., and JPMorgan Chase Bank, N.A.
10.20(12)	Intercreditor and Lien Subordination Agreement, dated as of November 25, 2009, among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain of their subsidiaries, JPMorgan Chase Bank, N.A., and The Bank of New York Mellon Trust Company, N.A.
10.21(13)	Amendment No. 1 to Credit Agreement and Waiver and Consent, dated February 24, 2011
10.22(14)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC
10.23	Amendment No. 2 to Credit Agreement and Joinder, dated November 30, 2011, among Altra Holdings, Inc., Altra Industrial Motion, Inc., the other borrowers party to the Credit Agreement, and JP Morgan Chase Bank N.A.
21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2009.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2010.

(12)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010.

(13)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011.

(14)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(15)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**	Schedules and exhibits to the Sale and Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

Item	14(a)(2)

ALTRA HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2009	$1,277	$572	$(415)	$1,434
For the year ended December 31, 2010	$1,434	$256	$(579)	$1,111
For the year ended December 31, 2011	$1,111	$696	$(715)	$1,092

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

February 24, 2012	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2012	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

February 24, 2012	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial Officer

February 24, 2012	By:	/s/ Todd B. Patriacca
Name: Todd B. Patriacca
Title: Chief Accounting Officer

February 24, 2012	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Executive Chairman and Director

February 24, 2012	By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

February 24, 2012	By:	/s/ Lyle G. Ganske
Name: Lyle G. Ganske
Title: Director

February 24, 2012	By:	/s/ Michael S. Lipscomb
Name: Michael S. Lipscomb
Title: Director

February 24, 2012	By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

February 24, 2012	By:	/s/ James H. Woodward, Jr.
Name: James H. Woodward, Jr.
Title: Director

Exhibit Index

Number	Description
10.23	Amendment No. 2 to Credit Agreement and Joinder, dated November 30, 2011, among Altra Holdings, Inc., Altra Industrial Motion, Inc., the other borrowers party to the Credit Agreement, and JP Morgan Chase Bank N.A.
21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP, as independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements, tagged as blocks of text.