Form 10-Q
period 2012-03-31
Altra Holdings, Inc.
filed 2012-04-30
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2012, 26,935,928 shares of Common Stock, $0.001 par value per share, were outstanding.

Part I - FINANCIAL INFORMATION

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

Item 1. Financial Statements

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,946	$92,515
Trade receivables, less allowance for doubtful accounts of $1,300 and $1,092 at March 31, 2012 and December 31, 2011, respectively	110,451	91,859
Inventories	127,112	125,970
Deferred income taxes	5,856	5,856
Income tax receivable	4,197	7,299
Prepaid expenses and other current assets	8,893	7,141

Total current assets	336,455	330,640

Property, plant and equipment, net	128,424	123,464
Intangible assets, net	76,251	77,108
Goodwill	84,597	83,799
Deferred income taxes	1,649	1,614
Other non-current assets, net	13,147	13,360

Total assets	$640,523	$629,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,349	$52,768
Accrued payroll	17,079	19,734
Accruals and other current liabilities	33,533	28,798
Deferred income taxes	123	118
Current portion of long-term debt	1,109	688

Total current liabilities	99,193	102,106

Long-term debt—less current portion and net of unaccreted discount	260,512	263,361
Deferred income taxes	35,916	35,798
Pension liablities	12,673	12,896
Other post retirement benefits	278	296
Long-term taxes payable	6,324	6,227
Other long-term liabilities	705	905
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,620,293 and 26,600,056 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	27	27
Additional paid-in capital	150,967	150,234
Retained earnings	93,727	83,211
Accumulated other comprehensive income	(19,799)	(25,076)

Total stockholders’ equity	224,922	208,396

Total liabilities and stockholders’ equity	$640,523	$629,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	Quarter Ended
	March 31,	April 2,
	2012	2011
	(Unaudited)	(Unaudited)
Net sales	$192,385	$159,847
Cost of sales	135,712	112,012

Gross profit	56,673	47,835

Operating expenses:
Selling, general and administrative expenses	31,997	25,516
Research and development expenses	3,027	2,317

	35,024	27,833

Income from operations	21,649	20,002

Other non-operating income and expense:
Interest expense, net	5,774	5,163
Other non-operating expense (income), net	225	(286)

	5,999	4,877

Income before income taxes	15,650	15,125
Provision for income taxes	5,134	4,403

Net income	10,516	10,722

Other Comprehensive Income
Foreign currency translation adjustment	5,277	5,420

Total comprehensive income	$15,793	$16,142

Weighted average shares, basic	26,606	26,487
Weighted average shares, diluted	26,660	26,608

Net income per share:
Basic	$0.40	$0.40
Diluted	$0.39	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Quarter Ended
	March 31, 2012	April 2, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$10,516	$10,722
Adjustments to reconcile net income to net cash flows:
Depreciation	4,983	4,054
Amortization of intangible assets	1,663	1,364
Amortization of deferred financing costs	329	329
Loss on foreign currency, net	34	51
Accretion of debt discount, net	784	300
Stock-based compensation	784	700
Changes in assets and liabilities:
Trade receivables	(20,229)	(20,402)
Inventories	440	(3,508)
Accounts payable and accrued liabilities	652	2,070
Other current assets and liabilities	(1,612)	(2,643)
Other operating assets and liabilities	(606)	(337)

Net cash used in operating activities	(2,262)	(7,300)

Cash flows from investing activities
Purchase of property, plant and equipment	(8,237)	(2,754)

Net cash used in investing activities	(8,237)	(2,754)

Cash flows from financing activities
Payment of debt issuance costs	—	(3,404)
Proceeds from issuance of Convertible Notes	—	85,000
Redemption of variable rate demand revenue bonds related to the San Marcos facility	(3,000)	—
Shares repurchased for tax withholdings	(51)	(62)
Payment on mortgages	(127)	(131)
Payments on capital leases	(136)	(186)

Net cash (used in) provided by financing activities	(3,314)	81,217

Effect of exchange rate changes on cash and cash equivalents	1,244	1,636

Net change in cash and cash equivalents	(12,569)	72,799
Cash and cash equivalents at beginning of year	92,515	72,723

Cash and cash equivalents at end of period	$79,946	$145,522

Cash paid during the period for:
Interest	$1,303	$74
Income taxes	$1,558	$3,286

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

The Company’s unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2011, and results of operations and cash flows for the quarters ended March 31, 2012 and April 2, 2011.

The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

3. Recent Accounting Pronouncements

In 2011 the FASB amended the provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment did not have a material effect on our condensed consolidated interim financial statements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Standards Update 2011-5, Comprehensive Income (Topic 220) as amended, requiring amendments to disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 31, 2011, requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for reporting periods beginning after December 15, 2011. The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

4. Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $198.0 million at each of March 31, 2012 and December 31, 2011. The estimated fair value of the Senior Secured Notes at March 31, 2012 and December 31, 2011 was $212.4 million and $210.4 million, respectively, based on the last available trading price for such notes (level 2).

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at each of March 31, 2012 and December 31, 2011. The estimated fair value of the Convertible Notes at both March 31, 2012 and December 31, 2011, was $84.4 million and $79.1 million, respectively, based on the last available trading price for such notes (level 2).

Included in cash and cash equivalents as of March 31, 2012 and December 31, 2011 are money market fund investments of $41.2 million and $48.9 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31,	April 2,
	2012	2011
Net income	$10,516	$10,722

Shares used in net income per common share—basic	26,606	26,487

Incremental shares of unvested restricted common stock	54	121

Shares used in net income per common share—diluted	26,660	26,608

Earnings per share (amounts not in thousands):
Basic	$0.40	$0.40
Diluted	$0.39	$0.40

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

The closing date of the Bauer Acquisition was May 29, 2011, and as a result, the Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward. Revenue for the Bauer activity included in the results for the quarter ended March 31, 2012 was $26.8 million, and Bauer was break even for Net Income in the results for the quarter ended March 31, 2012.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter to date period ended April 2, 2011, as if the Company had acquired Bauer at the beginning of the period. The pro forma information contains the actual operating results of the Company and Bauer, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets and (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the period or that may be obtained in the future.

Pro Forma (unaudited)
Quarter to Date Period Ended
April 2, 2011
Total revenues	$189,416
Net income	$10,759
Basic earnings per share (amounts not in thousands):
Net income	$0.41
Diluted earnings per share (amounts not in thousands):
Net income	$0.40

7. Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$46,974	$45,664
Work in process	22,849	23,838
Finished goods	57,289	56,468

Inventories	$127,112	$125,970

Approximately 11% of total inventories were valued using the LIFO method as of March 31, 2012 and December 31, 2011, respectively. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended March 31, 2012 and April 2, 2011.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets

Changes to goodwill from December 31, 2011 through March 31, 2012 were as follows:

2012
Gross goodwill balance as of January 1	$115,609
Impact of changes in foreign currency	798

Gross goodwill balance as of March 31	116,407

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of March 31	(31,810)

Net goodwill balance March 31, 2012	$84,597

Other intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,125	$—	$34,125	$—
Intangible assets subject to amortization:
Customer relationships	74,312	31,333	74,312	29,704
Product technology and patents	5,603	5,350	5,576	5,316
Impact of changes in foreign currency	(1,106)		(1,885)	—

Total intangible assets	$112,934	$36,683	$112,128	$35,020

The Company recorded $1.7 million and $1.4 million of amortization expense in the quarters ended March 31, 2012 and April 2, 2011, respectively.

The estimated amortization expense for intangible assets is approximately $5.0 million for the remainder of 2012, $6.7 million in each of the next four years and then $13.7 million thereafter.

9. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2012 and April 2, 2011 are as follows:

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	March 31, 2012	April 2, 2011
Balance at beginning of period	$4,898	$3,583
Accrued current period warranty expense	762	566
Payments	(619)	(1,291)

Balance at end of period	$5,041	$2,858

10. Income Taxes

The estimated effective income tax rates recorded for the quarters ended March 31, 2012 and April 2, 2011, were based upon management’s best estimate of the effective tax rate for the entire year.

The 2012 provision for income taxes, as a percentage of income before taxes, was higher than that of 2011, primarily due to a favorable discrete tax benefit recognized in the first quarter of 2011.

The Company and its subsidiaries file a consolidated federal income tax return in the United States as well as consolidated and separate income tax returns in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2007. Additionally, the Company has indemnification agreements with the sellers of the Colfax, Kilian, Hay Hall, and Bauer entities, which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of comprehensive income. At December 31, 2011 and March 31, 2012, the Company had $2.7 million and $2.8 million of accrued interest and penalties, respectively. The Company accrued $0.1 million of interest and no penalties during the year to date period ended March 31, 2012.

11. Pension and Other Employee Benefits

Defined Benefit (Pension) and Post-retirement Benefit Plans

The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized employees.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 31, 2012 and April 2, 2011:

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	Quarter Ended
	Pension Benefits		Other Benefits
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$25	$25	$1	$1
Interest cost	273	281	4	4
Expected return on plan assets	(268)	(246)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	25	18	(13)	(13)

Net periodic benefit cost (income)	$55	$78	$(9)	$(9)

There were no required contributions in the first quarter of 2012, however, the Company made $0.5 million of supplemental payments to the pension plan in the quarter ended March 31, 2012.

12. Debt

Outstanding debt obligations at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	85,000
Senior Secured Notes	198,045	198,045
Variable rate demand revenue bonds	—	3,000
Mortgages	1,690	1,762
Capital leases	281	417

Total debt	285,016	288,224
Less: debt discount, net of accretion	(23,395)	(24,175)

Total long-term debt, net of unaccreted discount	$261,621	$264,049

Less current portion of long-term debt	1,109	688

Total long-term debt	$260,512	$263,361

Convertible Senior Notes

On March 7, 2011, the Company issued $85.0 million of Convertible Notes (due on March 1, 2031). Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses that were capitalized. The proceeds from the offering were used in part to fund the Bauer Acquisition and also to bolster the Company’s cash position.

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

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interests costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.5 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. As of March 31, 2012, the Company has amortized $0.4 million of debt issuance costs. The balance of $2.1 million of debt issuance costs is classified as other non-current assets and will be amortized over the term of the notes using the effective interest method.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of March 31, 2012:

March 31, 2012
Principal amount of debt	$85,000
Unamortized discount	21,540

Carrying value of debt	$63,460

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Interest expense associated with the Convertible Notes consisted of the following for the quarter to date period ended March 31, 2012:

March 31, 2012
Contractual coupon rate of interest	$584
Accretion of convertible notes discount and amortization of deferred financing costs	788

Interest expense for the Convertible Notes	$1,372

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at March 31, 2012 and the cash coupon interest rate is 2.75%.

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

During 2011, the Company repurchased $12.0 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.3 million, which was recorded as part of interest expense in the third and fourth quarters of 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in the third and fourth quarters of 2011.

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

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility, (the “Revolving Credit Agreement”). In 2011, the Company amended the Revolving Credit Agreement to increase the borrowing base to $65 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the amended credit facility) and to extend the term to October 31, 2016. As part of the amendment, additional financing fees of $0.3 million were capitalized and will be amortized over the life of agreement.

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

There were no borrowings under the Revolving Credit Agreement at March 31, 2012 and December 31, 2011, however, the lender had issued $7.0 million and $6.5 million of outstanding letters of credit on behalf of the Company as of March 31, 2012 and December 31, 2011, respectively.

Altra Industrial and all of its domestic subsidiaries are borrowers, (collectively, “Borrowers”) under the Revolving Credit Agreement. Certain of our existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

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

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. The Company redeemed the bonds associated with the San Marcos facility during the quarter ended March 31, 2012. As of March 31, 2012, the Variable Rate Demand Revenue Bonds have been paid in full.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage has an interest rate of 2.9% and is payable in monthly installments over the next six years. As of March 31, 2012 and December 31, 2011, the mortgage has a remaining principal of €1.3 million or $1.7 million, and of €1.3 million or $1.8 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2012 and December 31, 2011 under any of the overdraft agreements.

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

The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the quarters ended March 31, 2012 and April 2, 2011 was $0.8 million and $0.7 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ended March 31, 2012:

	Shares	Weighted-average grant date fair value
Restricted shares unvested January 1, 2012	211,031	$13.52
Shares granted	128,018	21.27
Shares for which restrictions lapsed	(23,414)	21.13

Restricted shares unvested March 31, 2012	315,635	$16.09

Total remaining unrecognized compensation cost was $4.2 million as of March 31, 2012, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares in which the restrictions have lapsed during the quarter ended March 31, 2012 was $0.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

14. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended March 31, 2012 and April 2, 2011.

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

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2012	April 2, 2011
North America (primarily U.S.)	$124,978	$117,083
Europe	57,446	34,095
Asia and other	9,961	8,669

Total	$192,385	$159,847

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of our foreign subsidiaries at March 31, 2012 and December 31, 2011 were $113.9 million and $108.8 million, respectively.

15. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of March 31, 2012 and December 31, 2011, the Company cannot estimate the likelihood or potential amount of the liability related to these proceedings. As a result, no amounts were accrued in the accompanying condensed consolidated balance sheets for potential litigation losses at those dates.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Balance Sheet

March 31, 2012

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$41,066	$38,880	$—	$79,946
Trade receivables, less allowance for doubtful accounts	—	65,266	45,185	—	110,451
Loans receivable from related parties	269,745	—	—	(269,745)	—
Inventories	—	74,790	52,322	—	127,112
Deferred income taxes	—	5,325	531	—	5,856
Income tax receivable	—	3,799	398	—	4,197
Prepaid expenses and other current assets	—	4,382	4,511	—	8,893

Total current assets	269,745	194,628	141,827	(269,745)	336,455

Property, plant and equipment, net	—	82,038	46,386	—	128,424
Intangible assets, net	—	49,321	26,930	—	76,251
Goodwill	—	56,446	28,151	—	84,597
Deferred income taxes	—	—	1,649	—	1,649
Investment in subsidiaries	213,555	—	—	(213,555)	—
Other non-current assets	6,800	5,616	731	—	13,147

Total assets	$490,100	$388,049	$245,674	$(483,300)	$640,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$28,125	$19,224	$—	$47,349
Accrued payroll	—	6,836	10,243	—	17,079
Accruals and other current liabilities	5,559	15,566	12,408	—	33,533
Deferred income taxes	—	—	123	—	123
Current portion of long-term debt	—	225	884	—	1,109
Loans payable to related parties	—	193,769	75,976	(269,745)	—

Total current liabilities	5,559	244,521	118,858	(269,745)	99,193

Long-term debt—less current portion and net of unacreted discount	259,619	54	839	—	260,512
Deferred income taxes	—	29,595	6,321	—	35,916
Pension liablities	—	6,996	5,677	—	12,673
Other post retirement benefits	—	278	—	—	278
Long-term taxes payable	—	6,324	—	—	6,324
Other long-term liabilities	—	630	75	—	705
Total stockholders’ equity	224,922	99,651	113,904	(213,555)	224,922

Total liabilities and stockholders’ equity	$490,100	$388,049	$245,674	$(483,300)	$640,523

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,876	$42,639	$—	$92,515
Trade receivables, less allowance for doubtful accounts	—	52,706	39,153	—	91,859
Loans receivable from related parties	259,891	—	—	(259,891)	—
Inventories	—	76,632	49,338	—	125,970
Deferred income taxes	—	5,325	531	—	5,856
Income tax receivable	—	6,868	431	—	7,299
Prepaid expenses and other current assets	—	3,096	4,045	—	7,141

Total current assets	259,891	194,503	136,137	(259,891)	330,640

Property, plant and equipment, net	—	79,576	43,888	—	123,464
Intangible assets, net	—	50,329	26,779	—	77,108
Goodwill	—	56,446	27,353	—	83,799
Deferred income taxes	—	—	1,614	—	1,614
Investment in subs	202,463	—	—	(202,463)	—
Other non-current assets	7,091	5,551	718	—	13,360

Total assets	$469,445	$386,405	$236,489	$(462,354)	$629,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,278	$22,490	$—	$52,768
Accrued payroll	—	9,522	10,212	—	19,734
Accruals and other current liabilities	2,222	16,645	9,931	—	28,798
Deferred income taxes	—	—	118	—	118
Current portion of long-term debt	—	350	338	—	688
Loans payable to related parties	—	188,595	71,296	(259,891)	—

Total current liabilities	2,222	245,390	114,385	(259,891)	102,106

Long-term debt—less current portion and net of unaccreted discount and premium	258,827	3,060	1,474	—	263,361
Deferred income taxes	—	29,595	6,203	—	35,798
Pension liablities	—	7,435	5,461	—	12,896
Long-term taxes payables	—	6,227	—	—	6,227
Other long-term liabilities	—	1,020	181	—	1,201
Total stockholders’ equity	208,396	93,678	108,785	(202,463)	208,396

Total liabilities and stockholders’ equity	$469,445	$386,405	$236,489	$(462,354)	$629,985

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statements of Comprehensive Income

	Quarter Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$128,393	$75,185	$(11,193)	$192,385
Cost of sales	—	94,507	52,398	(11,193)	135,712

Gross profit	—	33,886	22,787	—	56,673
Selling, general and administrative expenses	—	18,245	13,752	—	31,997
Research and development expenses	—	1,415	1,612	—	3,027

Income from operations	—	14,226	7,423	—	21,649
Interest (income) expense, net	(180)	5,953	1	—	5,774
Other non-operating expense (income), net	—	(58)	283	—	225
Equity in earnings of subsidiaries	11,092			(11,092)	—

Income before income taxes	11,272	8,331	7,139	(11,092)	15,650
Provision for income taxes	756	2,358	2,020	—	5,134

Net income	10,516	5,973	5,119	(11,092)	10,516

Other comprehensive income
Foreign currency translation adjustment	—	—	5,277	—	5,277

Total comprehensive income	$10,516	$5,973	$10,396	$(11,092)	$15,793

Unaudited Condensed Consolidating Statements of Comprehensive Income

	Quarter Ended April 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,561	$50,885	$(10,599)	$159,847
Cost of sales	—	87,663	34,948	(10,599)	112,012

Gross profit	—	31,898	15,937	—	47,835
Selling, general and administrative expenses	—	17,672	7,844	—	25,516
Research and development expenses	—	1,424	893	—	2,317

Income from operations	—	12,802	7,200	—	20,002
Interest expense, net	4,957	184	22	—	5,163
Other non-operating income, net	—	(142)	(144)	—	(286)
Equity in earnings of subsidiaries	14,225	—	—	(14,225)	—

Income before income taxes	9,268	12,760	7,322	(14,225)	15,125
Provision (benefit) for income taxes	(1,454)	4,466	1,391	—	4,403

Net income	10,722	8,294	5,931	(14,225)	10,722

Other comprehensive income
Foreign currency translation adjustment	—	—	5,420	—	5,420

Total comprehensive income	$10,722	$8,294	$11,351	$(14,225)	$16,142

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Cash Flows

	Quarter Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$10,516	$5,973	$5,119	$(11,092)	$10,516
Undistributed equity in earnings of subsidiaries	(11,092)	—	—	11,092	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	3,105	1,878	—	4,983
Amortization of intangible assets	—	1,008	655	—	1,663
Amortization and write-offs of deferred financing costs	291	38	—	—	329
Loss on foreign currency, net	—	—	34	—	34
Accretion of debt discount, net	784	—	—	—	784
Stock-based compensation	—	784	—	—	784
Changes in assets and liabilities:
Trade receivables	—	(15,580)	(4,649)	—	(20,229)
Inventories	—	1,842	(1,402)	—	440
Accounts payable and accrued liabilities	3,337	(780)	(1,905)	—	652
Other current assets and liabilities	—	(1,286)	(326)	—	(1,612)
Other operating assets and liabilities	—	(557)	(49)	—	(606)

Net cash provided by (used in) operating activities	3,836	(5,453)	(645)	—	(2,262)

Cash flows used in investing activities
Purchase of property, plant and equipement	—	(5,368)	(2,869)	—	(8,237)

Net cash used in investing activities	—	(5,368)	(2,869)	—	(8,237)

Cash flows from financing activities
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)	—	—	(3,000)
Shares repurchased for tax withholdings	—	(51)	—	—	(51)
Payments on mortgages	—	—	(127)	—	(127)
Payments on capital leases	—	(123)	(13)	—	(136)
Change in affiliate debt	(3,836)	5,185	(1,349)	—	—

Net cash provided by (used in) financing activities	(3,836)	2,011	(1,489)	—	(3,314)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,244		1,244

Net change in cash and cash equivalents	—	(8,810)	(3,759)	—	(12,569)
Cash and cash equivalents at beginning of year	—	49,876	42,639	—	92,515

Cash and cash equivalents at end of period	$—	$41,066	$38,880	$—	$79,946

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 2, 2011
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

•

other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context requires otherwise, the terms “Altra Holdings,” “ the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.

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

On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products. In December 2007, the Company divested the TB Wood’s electronic division.

On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power, a manufacturer of universal joints .

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In 2012, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on maintaining a reduced cost base. Among other items, we expect our growth initiatives in 2012 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.

During 2012, as a result of the positive demand environment for our products, we expect that early-cycle and late-cycle markets will continue to be consistent with the first quarter of 2012. The Bauer Acquisition has created business opportunities for us in certain previously underpenetrated geographic regions and we believe the Bauer Acquisition will provide us with a platform from which we can further execute our acquisition strategy.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2011. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

	Quarter Ended
	March 31,	April 2,
(In thousands)	2012	2011
Net sales	$192,385	$159,847
Cost of sales	135,712	112,012

Gross profit	56,673	47,835
Gross profit percentage	29.46%	29.93%
Selling, general and administrative expenses	31,997	25,516
Research and development expenses	3,027	2,317

Income from operations	21,649	20,002
Interest expense, net	5,774	5,163
Other non-operating expense (income)	225	(286)

Income before income taxes	15,650	15,125
Provision for income taxes	5,134	4,403

Net income	$10,516	$10,722

Quarter Ended March 31, 2012 compared with Quarter Ended April 2, 2011

(Amounts in thousands unless otherwise noted)

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Net sales	$192,385	$159,847	$32,538	20.4%

The majority of the increase in sales during the first quarter of 2012 was due to improvements in the end markets we serve and the acquisition of Bauer. Of the increase in sales, approximately $26.8 million are additional sales related to the acquisition of Bauer and $2.5 million relates to the impact of price increases, offset by $1.1 million related to the impact of foreign exchange rate changes attributed primarily to the Euro and British Pound Sterling rates compared to 2011. Early-cycle markets sales were flat to moderately increased while late-cycle markets such as mining and energy increased markedly. We expect that demand at our early-cycle markets will remain flat and growth in our late-cycle markets will remain consistent with the first quarter. We expect to see continued increases in sales in 2012 compared to 2011.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Gross Profit	$56,673	$47,835	$8,838	18.5%
Gross Profit as a percent of sales	29.5%	29.9%

The decrease in gross profit as a percentage of sales was primarily due to wage increases and higher material costs in the first quarter of 2012, primarily relating to copper and steel and was unfavorably impacted by the effect of foreign exchange of $0.4 million, primarily related to the Euro and British Pound Sterling. These factors were offset by productivity improvements, price increases implemented during the past twelve months, and low cost country sourcing, as well as better overhead absorption as a result of higher production levels. We expect to be able to offset the majority of material cost increases with price increases to our customers during future periods. We expect our full year 2012 gross profit as a percentage of sales to be higher than 2011.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Selling, general and administrative expense (“SG&A”)	$31,997	$25,516	$6,481	25.4%
SG&A as a percent of sales	16.6%	16.0%

SG&A increased $6.1 million due to the acquisition of Bauer, as well as the unfavorable effect of foreign exchange of $0.2 million. SG&A as a percentage of sales increased modestly as a result of investments the Company has made and the acquisition of Bauer. We forecast modest increases to our SG&A costs and plan to leverage them on increased sales as we invest in resources to enable us to grow faster in emerging markets and strategic industries in the remainder of 2012.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Interest Expense, net	$5,774	$5,163	$611	11.8%

Net interest expense increased due to the issuance of $85.0 million of Convertible Notes in March 2011, offset by the repurchase of senior secured notes in the third and fourth quarters of 2011.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Research and development expenses (“R&D”)	$3,027	$2,317	$710	30.6%

R&D expenses increased on an absolute dollar basis but represented approximately 1% of sales in both periods. $0.6 million of the increase in R&D expense in 2012 is related to the acquisition of Bauer in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Other non-operating expense (income), net	$225	$(286)	$511	-178.7%

Other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2012	April 2, 2011	Change	%
Provision for income taxes	$5,134	$4,403	$731	16.6%
Provision for income taxes as a % of income before income taxes	32.8%	29.1%

The increase in the 2012 first quarter provision for income taxes, as a percentage of income before taxes, is primarily due to discrete items. During the first quarter of 2011, the Company received a refund of foreign taxes paid of $0.6 million that was previously determined to be more likely than not uncollectible and, as a result, reversed its valuation allowance associated with the receivable. The Company did not incur this benefit during the first quarter of 2012.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, attempt to secure new debt, attempt to refinance our 8 1/8% Senior Notes due December 2016 (the “Senior Secured Notes”), or attempt to raise capital in the equity markets. Presently, we have capacity under our Revolving Credit Agreement to borrow $65.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $7.0 million outstanding. Of this total capacity, we can currently borrow up to $52.5 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 8 1/8% Senior Secured Notes, we would incur a pre-payment premium. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.

Borrowings

	Amounts in millions
	March 31, 2012	December 31, 2011
Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	85.0
Senior Secured Notes	198.0	198.0
Variable rate demand revenue bonds	—	3.0
Mortgages	1.7	1.8
Capital leases	0.3	0.4

Total Debt	$285.0	$288.2

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

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at March 31, 2012.

Senior Secured Notes

In November 2009, the Company issued $210 million of 8 1/8% Senior Secured Notes. We used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem Altra Industrial’s 9% Old Senior Secured Notes.

During 2011, the Company repurchased $12.0 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.3 million, which was recorded as part of interest expense in the third and fourth quarters of 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in the third and fourth quarters of 2011.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Senior Secured Notes is payable in arrears, semi-annually on June 1 and December 1 of each year, commencing on June 1, 2010. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and our subsidiaries. These restrictions limit or prohibit, among other things, the ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at March 31, 2012.

Senior Secured Credit Facility

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement. In November 2011, we amended the Revolving Credit Agreement to increase the borrowing capacity to $65 million (subject to adjustment pursuant to a borrowing base calculation and subject to increase from time to time in accordance with the terms of the amended credit facility) and to extend the term to October 31, 2016.

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

As of March 31, 2012, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of March 31, 2012, we had no borrowings and $7.0 million in letters of credit outstanding under the Revolving Credit Agreement.

Cash and Cash Equivalents

	Quarter Ended
	March 31, 2012	December 31, 2011	Change	%
(in thousands)
Cash and cash equivalents	$79,946	$92,515	$(12,569)	-13.6%

Cash Flows for quarter ended March 31, 2012

The primary sources of funds used in operating activities of $2.3 million for the quarter ended March 31, 2012 resulted from cash provided from net income of $10.5 million and was offset by the net of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, non-cash loss on foreign currency offset , and working capital all totaling $12.8 million. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of 2012.

Net cash used in investing activities was $8.2 million for the quarter ended March 31, 2012. We expect to incur between $22.0 million and $27.0 million of additional capital expenses in 2012 related to our construction project in ChangZhou, continued implementation of our ERP system, and expansion in our current manufacturing facilities.

Net cash used in financing activities was $3.3 million for the quarter ended March 31, 2012. This resulted primarily from the redemption of $3.0 million in variable rate demand revenue bonds related to the San Marcos facility, as well as payments of capital lease obligations of $0.1 million, $0.1 million of payments on mortgages, and $0.1 million for the shares repurchased in lieu of tax withholdings.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, and to fund potential future acquisitions, debt service, capital expenditures, and pension funding. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no significant changes in our contractual obligations subsequent to December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. At present, we do not utilize derivative instruments to manage these risks. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or, the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2011 are incorporated herein by reference.

During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently, employees at our Kilian manufacturing plant in Toronto, Canada voted in favor of the certification of a union at that facility. As a result of this vote, we have commenced the process of negotiating a new collective bargaining agreement which could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate an acceptable collective bargaining agreement, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2012.

Approximate Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that may be Purchased under the Program
January 1, 2012 to January 29, 2012	—	$—	—	$—
January 30, 2012 to February 26, 2012	3,175	$20.81	—	$—
February 27, 2012 to March 31, 2012	—	$—	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

April 30, 2012	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

April 30, 2012	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

April 30, 2012	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

** Furnished herewith.

*** As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.