Form 10-Q
period 2012-06-30
Altra Holdings, Inc.
filed 2012-08-09
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 23, 2012, 26,935,783 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,235	$92,515
Trade receivables, less allowance for doubtful accounts of $1,467 and $1,092 at June 30, 2012 and December 31, 2011, respectively	101,823	91,859
Inventories	120,973	125,970
Deferred income taxes	5,849	5,856
Income tax receivable	4,222	7,299
Prepaid expenses and other current assets	7,376	7,141

Total current assets	335,478	330,640

Property, plant and equipment, net	129,835	123,464
Intangible assets, net	73,328	77,108
Goodwill	83,257	83,799
Deferred income taxes	1,557	1,614
Other non-current assets, net	9,347	13,360

Total assets	$632,802	$629,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,184	$52,768
Accrued payroll	18,593	19,734
Accruals and other current liabilities	32,743	28,798
Deferred income taxes	116	118
Current portion of long-term debt	21,475	688

Total current liabilities	116,111	102,106

Long-term debt - less current portion and net of unaccreted discount	240,194	263,361
Deferred income taxes	36,157	35,798
Pension liabilities	11,923	12,896
Other post retirement benefits	260	296
Long-term taxes payable	1,288	6,227
Other long-term liabilities	674	905
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,620,698 and 26,600,056 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	27	27
Additional paid-in capital	151,720	150,234
Retained earnings	102,989	83,211
Accumulated other comprehensive income	(28,541)	(25,076)

Total stockholders’ equity	226,195	208,396

Total liabilities and stockholders’ equity	$632,802	$629,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidating Statement of Comprehensive Income

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$187,943	$165,395	$380,328	$325,242
Cost of sales	131,941	116,985	267,653	228,997

Gross profit	56,002	48,410	112,675	96,245

Operating expenses:
Selling, general and administrative expenses	31,884	26,912	63,881	52,428
Research and development expenses	2,942	2,426	5,969	4,743

	34,826	29,338	69,850	57,171

Income from operations	21,176	19,072	42,825	39,074

Other non-operating (income) expense:
Interest expense, net	6,504	6,153	12,278	11,316
Other non-operating (income) expense, net	1,207	(599)	1,432	(885)

	7,711	5,554	13,710	10,431

Income before income taxes	13,465	13,518	29,115	28,643
Provision for income taxes	2,856	4,600	7,990	9,003

Net income	$10,609	$8,918	$21,125	$19,640

Other Comprehensive Income
Foreign currency translation adjustment	(8,742)	(149)	(3,465)	5,569

Total comprehensive income	$1,867	$8,769	$17,660	$25,209

Weighted average shares, basic	26,606	26,491	26,541	26,491
Weighted average shares, diluted	26,664	26,613	26,674	26,657

Net income per share:
Basic	$0.40	$0.34	$0.80	$0.74
Diluted	$0.40	$0.34	$0.79	$0.74

Cash dividend declared	$0.05	$—	$0.05	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	June 30, 2012	July 2, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$21,125	$19,640
Adjustments to reconcile net income to net cash flows:
Depreciation	9,962	8,420
Amortization of intangible assets	3,321	2,863
Amortization of deferred financing costs	666	784
Loss (gain) on foreign currency, net	340	(158)
Accretion of debt discount, net	1,588	1,045
Stock-based compensation	1,543	1,374
Changes in assets and liabilities:
Trade receivables	(13,198)	(22,275)
Inventories	4,179	(8,318)
Accounts payable and accrued liabilities	(2,751)	6,301
Other current assets and liabilities	170	(625)
Other operating assets and liabilities	(2,646)	(1,896)

Net cash provided by operating activities	24,299	7,155

Cash flows from investing activities
Purchase of property, plant and equipment	(16,906)	(8,898)
Proceeds from sale of Chattanooga facility	—	1,484
Acquisition of Bauer, net of $41 cash received	—	(62,291)

Net cash used in investing activities	(16,906)	(69,705)

Cash flows from financing activities
Payment of issuance costs for Convertible Notes	—	(3,414)
Proceeds from issuance of Convertible Notes	—	85,000
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	—	(2,290)
Redemption of variable rate demand revenue bonds related to the San Marcos facility	(3,000)	—
Shares surrendered for tax withholdings	(57)	(65)
Payment on mortgages	(678)	(197)
Net payments on capital leases	(228)	(400)

Net cash (used in) provided by financing activities	(3,963)	78,634

Effect of exchange rate changes on cash and cash equivalents	(710)	1,680

Net change in cash and cash equivalents	2,720	17,764
Cash and cash equivalents at beginning of year	92,515	72,723

Cash and cash equivalents at end of period	$95,235	$90,487

Cash paid during the period for:
Interest	$9,252	$8,737
Income taxes	$6,639	$8,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (the “Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control products. The Company brings together strong brands covering over 50 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, Warner Linear, and Bauer Gear Motor.

2. Basis of Presentation

The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear. On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012 and December 31, 2011, results of operations for the quarter and year to date periods ended June 30, 2012 and July 2, 2011, and cash flows for the year to date periods ended June 30, 2012 and July 2, 2011.

The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

3. Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $198.0 million at each of June 30, 2012 and December 31, 2011. The estimated fair value of the Senior Secured Notes at June 30, 2012 and December 31, 2011 was $212.9 million and $210.4 million, respectively, based on quoted market prices for such notes (level 2).

The carrying amount of the 2.75% Convertible Senior Notes (the “Convertible Notes”) was $85.0 million at each of June 30, 2012 and December 31, 2011. The estimated fair value of the Convertible Notes at June 30, 2012 and December 31, 2011, was $78.0 million and $79.1 million, respectively, based on quoted market prices for such notes (level 2).

Included in cash and cash equivalents as of June 30, 2012 and December 31, 2011 were money market fund investments of $46.7 million and $48.9 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$10,609	$8,918	$21,125	$19,640

Shares used in net income per common share - basic	26,606	26,491	26,541	26,491

Incremental shares of unvested restricted common stock	58	122	133	166

Shares used in net income per common share - diluted	26,664	26,613	26,674	26,657

Earnings per share:
Basic	$0.40	$0.34	$0.80	$0.74
Diluted	$0.40	$0.34	$0.79	$0.74

The Company excluded 3,068,998 shares related to the Convertible Notes (see Note 11) from the above earnings per share calculation as these shares were anti-dilutive.

5. Acquisitions

In May 2011, the Company consummated an agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”) for cash consideration of €43.1 million ($62.3 million). This transaction is referred to as the Bauer Acquisition. Following closing, the Company made additional payments in the amount of €4.8 million ($7.0 million) to reflect an adjustment for working capital and €0.1 million ($0.2 million) to reflect an adjustment for pension liability.

The closing date of the Bauer Acquisition was May 29, 2011, and as a result, the Company’s consolidated financial statements reflect Bauer’s results of operations from the beginning of business on May 30, 2011 forward.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended July 2, 2011 as if the Company had acquired Bauer at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Bauer, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of fair value adjustment to inventory recorded in connection with the Bauer Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	Pro Forma (unaudited)
	Quarter Ended	Year to Date Period Ended
	July 2, 2011	July 2, 2011
Total revenues	$185,153	$375,173
Net income	$11,029	$22,521
Basic earnings per share:
Net income	$0.42	$0.85
Diluted earnings per share:
Net income	$0.41	$0.84

6. Inventories

Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$44,178	$45,664
Work in process	21,706	23,838
Finished goods	55,089	56,468

Inventories	$120,973	$125,970

Approximately 11% of total inventories were valued using the LIFO method as of June 30, 2012 and December 31, 2011, respectively. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended June 30, 2012 and July 2, 2011. The Company recorded a $0.2 million adjustment and $0.3 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended June 30, 2012 and July 2, 2011, respectively.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

7. Goodwill and Intangible Assets

Changes to goodwill from December 31, 2011 through June 30, 2012 were as follows:

2012
Gross goodwill balance as of January 1	$115,609
Impact of changes in foreign currency	(542)

Gross goodwill balance as of June 30	115,067

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of June 30	(31,810)

Net goodwill balance June 30, 2012	$83,257

Other intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,125	$—	$34,125	$—
Intangible assets subject to amortization:
Customer relationships	74,101	32,739	74,312	29,704
Product technology and patents	5,651	5,602	5,576	5,316
Impact of changes in foreign currency	(2,208)	—	(1,885)	—

Total intangible assets	$111,669	$38,341	$112,128	$35,020

The Company recorded $1.7 million and $1.5 million of amortization expense in each of the quarters ended June 30, 2012 and July 2, 2011, respectively, and recorded $3.3 million and $2.9 million of amortization expense in the year to date periods ended June 30, 2012 and July 2, 2011, respectively.

The estimated amortization expense for intangible assets is approximately $3.3 million for the remainder of 2012, $6.7 million in each of the next four years and then $9.1 million thereafter.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2012 and July 2, 2011 are as follows:

	June 30, 2012	July 2, 2011

Balance at beginning of period	$4,898	$3,583
Additional warranty related to Bauer	—	825
Accrued current period warranty expense	901	262
Payments	(998)	(975)

Balance at end of period	$4,801	$3,695

9. Income Taxes

The estimated effective income tax rates recorded for the year to date periods ended June 30, 2012 and July 2, 2011, were based upon management’s best estimate of the effective tax rate for the entire year.

The 2012 provision for income taxes, as a percentage of income before taxes, was lower than that of 2011, as result of a favorable New York state income tax settlement in the second quarter of 2012 for which the Company was fully indemnified. This tax benefit was entirely offset by a related $0.9 million expense recorded in Other Non-Operating Expense.

The Company and its subsidiaries file a consolidated federal income tax return in the United States as well as consolidated and separate income tax returns in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2007. Additionally, the Company has indemnification agreements with the sellers of the Bauer, Colfax, Kilian and Hay Hall entities, which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2011 and June 30, 2012, the Company had $2.7 million and $0.3 million of accrued interest and penalties, respectively. The reduction of interest and penalties by $2.4 million during the year to date period ended June 30, 2012 was primarily a result of a New York state income tax settlement for which the Company was fully indemnified by the acquired business’ former owner.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date periods ended June 30, 2012 and July 2, 2011:

	Quarter Ended
	Pension Benefits		Other Benefits
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$25	$25	$—	$—
Interest cost	273	291	3	4
Expected return on plan assets	(268)	(266)	—	—
Amortization of prior service income	—	—	—	—
Amortization of net gain	24	7	(13)	(13)

Net periodic benefit cost (income)	$54	$57	$(10)	$(9)

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$50	$50	$1	$1
Interest cost	546	572	7	8
Expected return on plan assets	(536)	(512)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	49	25	(26)	(26)

Net periodic benefit cost (income)	$109	$135	$(19)	$(18)

There were no required contributions in the second quarter of 2012, however, the Company made $1.0 million of supplemental payments to the pension plan in the year to date period ended June 30, 2012.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

11. Debt

Outstanding debt obligations at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85,000	85,000
Senior Secured Notes	198,045	198,045
Variable rate demand revenue bonds	—	3,000
Mortgages	1,030	1,762
Capital leases	201	417

Total debt	284,276	288,224
Less: debt discount, net of accretion	(22,607)	(24,175)

Total debt, net of unaccreted discount	$261,669	$264,049

Less current portion of long-term debt	21,475	688

Total long-term debt	$240,194	$263,361

Convertible Notes

On March 7, 2011, the Company issued $85.0 million of Convertible Notes due on March 1, 2031. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%.

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the Convertible Notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.5 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. As of June 30, 2012, the Company has amortized $0.5 million of debt issuance costs. The balance of $2.0 million of debt issuance costs is classified as other non-current assets on the Condensed Consolidated Balance Sheet and will be amortized over the term of the notes using the effective interest method.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of June 30, 2012:

June 30, 2012

Principal amount of debt	$85,000
Unamortized discount	20,819

Carrying value of debt	$64,181

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended June 30, 2012:

June 30, 2012

Contractual coupon rate of interest	$1,169
Accretion of convertible notes discount and amortization of deferred financing costs	1,420

Interest expense for the Convertible Notes	$2,589

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at June 30, 2012 and the cash coupon interest rate is 2.75%.

Senior Secured Notes

In November 2009, the Company issued the Senior Secured Notes with a face value of $210.0 million. Interest on the Senior Secured Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other non-current assets), which are being amortized over the term using the effective interest method. The principal balance of the Senior Secured Notes matures on December 1, 2016.

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

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contains covenants which restrict the Company and its subsidiaries. These restrictions limit or prohibit, among other things, the Company’s ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay cash dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in its subsidiaries; and create liens on their assets. There are no financial covenants associated with the Senior Secured Notes.

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into a new senior secured credit facility (the “Revolving Credit Agreement”). In 2011, Altra Industrial amended the Revolving Credit Agreement to increase the borrowing base to $65.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the amended credit facility) and to extend the term to October 31, 2016. As part of the amendment, additional financing fees of $0.3 million were capitalized and will be amortized over the life of agreement.

Altra Industrial can borrow up to $52.5 million under the Revolving Credit Agreement without being required to comply with any financial covenants under the agreement. Altra Industrial may use up to $30.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to Altra Industrial. Altra Industrial may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of October 31, 2016 or the redemption of the Senior Secured Notes, whichever is earlier.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

There were no borrowings under the Revolving Credit Agreement at June 30, 2012 and December 31, 2011, however, the lender had issued $3.9 million and $6.5 million of outstanding letters of credit on behalf of Altra Industrial as of June 30, 2012 and December 31, 2011, respectively.

Altra Industrial and all of its domestic subsidiaries are borrowers, (collectively, “Borrowers”) under the Revolving Credit Agreement. Certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries that are not Borrowers do and will guarantee (on a senior secured basis) the Revolving Credit Agreement. Obligations of the other Borrowers under the Revolving Credit Agreement and the guarantees are secured by substantially all of Borrowers’ assets and the assets of each of the Company’s existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of the Borrower’s obligations under the Revolving Credit Agreement (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, certain real property, and cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).

An event of default under the Revolving Credit Agreement would occur in connection with a change of control, among other things, if: (i) Altra Industrial ceases to own or control 100% of each of its borrower subsidiaries, or (ii) a change of control occurs under the Senior Secured Notes, or any other subordinated indebtedness.

An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness of any Borrower involving an aggregate amount of $10.0 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender thereunder to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases, with limited exception, to be secured by a full lien on the assets of Borrowers and guarantors.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and the City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. The Company redeemed the bonds associated with the San Marcos facility during the first quarter of 2012. As of June 30, 2012, the Variable Rate Demand Revenue Bonds have been paid in full.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage is payable in monthly installments and is due in 2015. As of June 30, 2012 and December 31, 2011, the mortgage had a remaining principal of €0.8 million or $1.0 million, and €1.3 million or $1.8 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of the Company’s foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2012 and December 31, 2011 under any of the overdraft agreements.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

12. Stockholders’ Equity

On June 5, 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share. The dividend of $1.3 million was paid on July 2, 2012 to stockholders of record as of the close of business on June 18, 2012. Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

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

The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended June 30, 2012 and July 2, 2011, was $1.5 million and $1.4 million, respectively. Compensation expense recorded during the quarters ended June 30, 2012 and July 2, 2011, was $0.8 million and $0.7 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended June 30, 2012:

	Shares	Weighted-average grant date fair value

Restricted shares unvested January 1, 2012	211,031	$13.52
Shares granted	128,018	21.27
Shares for which restrictions lapsed	(23,964)	20.65

Restricted shares unvested June 30, 2012	315,085	$16.09

Total remaining unrecognized compensation cost was $3.5 million as of June 30, 2012, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 30, 2012 was $0.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

13. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended June 30, 2012 and July 2, 2011.

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

The Company has six operating segments that are regularly reviewed by its chief operating decision maker. Each of the Company’s six operating segments, which are the same as its reporting units, produce mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The six operating segments have similar long-term average gross profit margins. All of the Company’s products are sold by one global sales force and the Company has one global marketing function. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of the operating segments have common manufacturing and production processes. Each segment includes machine shops which use similar equipment and manufacturing techniques to produce industrial components that transmit and control motion and power. Each of the segments uses common raw materials, such as aluminum, steel and copper. The Company purchases these materials and negotiates procurement contracts using one global purchasing function.

The Company serves the general industrial market by selling to original equipment manufacturers (“OEM”) and distributors. The Company’s OEM and distributor customers serve the general industrial market. Resource allocation decisions such as capital expenditure requirements and headcount requirements are made at a consolidated level and allocated to the individual operating segments.

Discrete financial information is not available by product line at the level necessary for management to assess performance or make resource allocation decisions.

The Company’s chief operating decision maker is currently re-evaluating how the Company’s business is organized, how financial information is reviewed and, as a result, how many operating segments the Company will have.

Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

North America (primarily U.S.)	$121,033	$112,058	$246,012	$229,141
Europe	55,077	43,444	112,523	77,539
Asia and other	11,833	9,893	21,793	18,562

Total	$187,943	$165,395	$380,328	$325,242

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at June 30, 2012 and December 31, 2011 were $104.9 million and $100.0 million, respectively.

14. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

15. Guarantor Subsidiaries

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

In the preparation of our Form 10-Q for the period ended June 30, 2012, errors were identified in the previously reported guarantor subsidiaries footnote. These changes did not impact the condensed consolidated balance sheet, condensed consolidated statement of comprehensive income, or the condensed consolidated statement of cash flows. The nature of the corrections are to properly account for the non-guarantor subsidiaries that consolidate into the guarantor subsidiaries under the equity method of accounting, to properly account for certain intercompany loan transactions and to properly record the impact of certain foreign currency transactions. The tables below provide disclosure of the changes to the guarantor footnote for the condensed consolidating balance sheet as of December 31, 2011, the unaudited condensed consolidating statement of comprehensive income for the quarter and year to date period ended July 2, 2011, and the unaudited condensed consolidating statement of cash flows for the year to date period ended July 2, 2011.

	Condensed Consolidating Balance Sheet

	December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Loans receivable from related parties
As reported	$259,891	$—	$—	$(259,891)	$—
As adjusted	256,976	—	—	(256,976)	—
Investment in subs
As reported	202,463	—	—	(202,463)	—
As adjusted	205,378	99,983	—	(305,361)	—
Total assets
As reported	469,445	386,405	236,489	(462,354)	629,985
As adjusted	469,445	486,388	236,489	(562,337)	629,985
Loans payable to related parties
As reported	—	188,595	71,296	(259,891)	—
As adjusted	—	176,878	80,098	(256,976)	—
Total current liabilities
As reported	2,222	245,390	114,385	(259,891)	102,106
As adjusted	2,222	233,673	123,187	(256,976)	102,106
Total stockholders’ equity
As reported	208,396	93,678	108,785	(202,463)	208,396
As adjusted	208,396	205,378	99,983	(305,361)	208,396
Total liabilities and stockholders’ equity
As reported	469,445	386,405	236,489	(462,354)	629,985
As adjusted	$469,445	$486,388	$236,489	$(562,337)	$629,985

	Unaudited Condensed Consolidating Statement of Comprehensive Income
	Quarter Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest expense, net
As reported	$5,913	$222	$18	$—	$6,153
As adjusted	323	5,812	18	—	6,153
Equity in earnings of subsidiaries
As reported	13,551	—	—	(13,551)	—
As adjusted	7,872	4,666	—	(12,538)	—
Income before income taxes
As reported	7,638	13,670	5,761	(13,551)	13,518
As adjusted	7,549	12,746	5,761	(12,538)	13,518
Provision (benefit) for income taxes
As reported	(1,280)	4,785	1,095	—	4,600
As adjusted	(1,369)	4,874	1,095	—	4,600
Net income
As reported	8,918	8,885	4,666	(13,551)	8,918
As adjusted	$8,918	$7,872	$4,666	$(12,538)	$8,918

	Unaudited Condensed Consolidating Statement of Comprehensive Income
	Year to Date Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest expense, net
As reported	$10,870	$406	$40	$—	$11,316
As adjusted	528	10,748	40	—	11,316
Equity in earnings of subsidiaries
As reported	27,776	—	—	(27,776)	—
As adjusted	17,345	10,597	—	(27,942)	—
Income before income taxes
As reported	16,906	26,430	13,083	(27,776)	28,643
As adjusted	16,817	26,685	13,083	(27,942)	28,643
Provision (benefit) for income taxes
As reported	(2,734)	9,251	2,486	—	9,003
As adjusted	(2,823)	9,340	2,486	—	9,003
Net income
As reported	19,640	17,179	10,597	(27,776)	19,640
As adjusted	$19,640	$17,345	$10,597	$(27,942)	$19,640

	Unaudited Condensed Consolidating Statement of Cash Flows
	Year to Date Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income
As reported	$19,640	$17,179	$6,098	$(23,277)	$19,640
As adjusted	19,640	17,345	10,597	(27,942)	19,640
Undistributed equity in earnings of subsidiaries
As reported	(23,277)	—	—	23,277	—
As adjusted	(27,942)	—	—	27,942	—
Net cash provided by (used in) operating activities
As reported	(1,253)	4,184	4,224	—	7,155
As adjusted	(5,918)	4,350	8,723	—	7,155
Change in affiliate debt
As reported	(80,268)	22,515	57,753	—	—
As adjusted	(75,603)	22,349	53,254	—	—
Net cash provided by financing activities
As reported	1,253	20,074	57,307	—	78,634
As adjusted	$5,918	$19,908	$52,808	$—	$78,634

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Balance Sheet

June 30, 2012

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$46,595	$48,640	$—	$95,235
Trade receivables, less allowance for doubtful accounts	—	59,206	42,617	—	101,823
Loans receivable from related parties	262,879	—	—	(262,879)	—
Inventories	—	73,929	47,044	—	120,973
Deferred income taxes	—	5,325	524	—	5,849
Income tax receivable	—	4,140	82	—	4,222
Prepaid expenses and other current assets	—	2,507	4,869	—	7,376

Total current assets	262,879	191,702	143,776	(262,879)	335,478

Property, plant and equipment, net	—	84,167	45,668	—	129,835
Intangible assets, net	—	48,314	25,014	—	73,328
Goodwill	—	56,446	26,811	—	83,257
Deferred income taxes	—	—	1,557	—	1,557
Investment in subsidiaries	220,694	104,895	—	(325,589)	—
Other non-current assets, net	6,512	1,654	1,181	—	9,347

Total assets	$490,085	$487,178	$244,007	$(588,468)	$632,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$26,969	$16,215	$—	$43,184
Accrued payroll	—	8,452	10,141	—	18,593
Accruals and other current liabilities	3,467	18,091	11,185	—	32,743
Deferred income taxes	—	—	116	—	116
Current portion of long-term debt	21,000	156	319	—	21,475
Loans payable to related parties	—	173,969	88,910	(262,879)	—

Total current liabilities	24,467	227,637	126,886	(262,879)	116,111

Long-term debt - less current portion and net of unacreted discount	239,423	48	723	—	240,194
Deferred income taxes	—	30,072	6,085	—	36,157
Pension liabilities	—	6,551	5,372	—	11,923
Other post employment benefits	—	260	—	—	260
Long-term taxes payable	—	1,288	—	—	1,288
Other long-term liabilities	—	628	46	—	674
Total stockholders’ equity	226,195	220,694	104,895	(325,589)	226,195

Total liabilities and stockholders’ equity	$490,085	$487,178	$244,007	$(588,468)	$632,802

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,876	$42,639	$—	$92,515
Trade receivables, less allowance for doubtful accounts	—	52,706	39,153	—	91,859
Loans receivable from related parties	256,976	—	—	(256,976)	—
Inventories	—	76,632	49,338	—	125,970
Deferred income taxes	—	5,325	531	—	5,856
Income tax receivable	—	6,868	431	—	7,299
Prepaid expenses and other current assets	—	3,096	4,045	—	7,141

Total current assets	256,976	194,503	136,137	(256,976)	330,640

Property, plant and equipment, net	—	79,576	43,888	—	123,464
Intangible assets, net	—	50,329	26,779	—	77,108
Goodwill	—	56,446	27,353	—	83,799
Deferred income taxes	—	—	1,614	—	1,614
Investment in subs	205,378	99,983	—	(305,361)	—
Other non-current assets, net	7,091	5,551	718	—	13,360

Total assets	$469,445	$486,388	$236,489	$(562,337)	$629,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,278	$22,490	$—	$52,768
Accrued payroll	—	9,522	10,212	—	19,734
Accruals and other current liabilities	2,222	16,645	9,931	—	28,798
Deferred income taxes	—	—	118	—	118
Current portion of long-term debt	—	350	338	—	688
Loans payable to related parties	—	176,878	80,098	(256,976)	—

Total current liabilities	2,222	233,673	123,187	(256,976)	102,106

Long-term debt - less current portion and net of unaccreted discount and premium	258,827	3,060	1,474	—	263,361
Deferred income taxes	—	29,595	6,203	—	35,798
Pension liabilities	—	7,435	5,461	—	12,896
Long-term taxes payables	—	6,227	—	—	6,227
Other long-term liabilities	—	1,020	181	—	1,201
Total stockholders’ equity	208,396	205,378	99,983	(305,361)	208,396

Total liabilities and stockholders’ equity	$469,445	$486,388	$236,489	$(562,337)	$629,985

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Year to Date Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252,987	$151,682	$(24,341)	$380,328
Cost of sales	—	184,279	107,715	(24,341)	267,653

Gross profit	—	68,708	43,967	—	112,675
Selling, general and administrative expenses	—	34,626	29,255	—	63,881
Research and development expenses	—	2,874	3,095	—	5,969

Income from operations	—	31,208	11,617	—	42,825
Interest (income) expense, net	(238)	12,510	6	—	12,278
Other non-operating expense, net	—	1,312	120	—	1,432
Equity in earnings of subsidiaries	18,781	8,377	—	(27,158)	—

Income before income taxes	19,019	25,763	11,491	(27,158)	29,115
Provision (benefit) for income taxes	(2,106)	6,982	3,114	—	7,990

Net income	21,125	18,781	8,377	(27,158)	21,125

Other comprehensive income
Foreign currency translation adjustment	(3,465)	(3,465)	(3,465)	6,930	(3,465)

Total comprehensive income	$17,660	$15,316	$4,912	$(20,228)	$17,660

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Year to Date Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$233,802	$112,444	$(21,004)	$325,242
Cost of sales	—	169,729	80,272	(21,004)	228,997

Gross profit	—	64,073	32,172	—	96,245
Selling, general and administrative expenses	—	35,044	17,384	—	52,428
Research and development expenses	—	2,656	2,087	—	4,743

Income from operations	—	26,373	12,701	—	39,074
Interest expense, net	528	10,748	40	—	11,316
Other non-operating income, net	—	(463)	(422)	—	(885)
Equity in earnings of subsidiaries	17,345	10,597	—	(27,942)	—

Income before income taxes	16,817	26,685	13,083	(27,942)	28,643
Provision (benefit) for income taxes	(2,823)	9,340	2,486	—	9,003

Net income	19,640	17,345	10,597	(27,942)	19,640

Other comprehensive income
Foreign currency translation adjustment	5,569	5,569	5,569	(11,138)	5,569

Total comprehensive income	$25,209	$22,914	$16,166	$(39,080)	$25,209

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$124,594	$76,497	$(13,148)	$187,943
Cost of sales	—	89,772	55,317	(13,148)	131,941

Gross profit	—	34,822	21,180	—	56,002
Selling, general and administrative expenses	—	16,381	15,503	—	31,884
Research and development expenses	—	1,459	1,483	—	2,942

Income from operations	—	16,982	4,194	—	21,176
Interest (income) expense, net	(58)	6,557	5	—	6,504
Other non-operating expense (income), net	—	1,370	(163)	—	1,207
Equity in earnings of subsidiaries	9,146	3,258	—	(12,404)	—

Income before income taxes	9,204	12,313	4,352	(12,404)	13,465
Provision (benefit) for income taxes	(1,405)	3,167	1,094	—	2,856

Net income	10,609	9,146	3,258	(12,404)	10,609

Other comprehensive income
Foreign currency translation adjustment	(8,742)	(8,742)	(8,742)	17,484	(8,742)

Total comprehensive income	$1,867	$404	$(5,484)	$5,080	$1,867

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,241	$61,559	$(10,405)	$165,395
Cost of sales	—	82,066	45,324	(10,405)	116,985

Gross profit	—	32,175	16,235	—	48,410
Selling, general and administrative expenses	—	17,372	9,540	—	26,912
Research and development expenses	—	1,232	1,194	—	2,426

Income from operations	—	13,571	5,501	—	19,072
Interest expense, net	323	5,812	18	—	6,153
Other non-operating income, net	—	(321)	(278)	—	(599)
Equity in earnings of subsidiaries	7,872	4,666	—	(12,538)	—

Income before income taxes	7,549	12,746	5,761	(12,538)	13,518
Provision (benefit) for income taxes	(1,369)	4,874	1,095	—	4,600

Net income	8,918	7,872	4,666	(12,538)	8,918

Other comprehensive income
Foreign currency translation adjustment	(149)	(149)	(149)	298	(149)

Total comprehensive income	$8,769	$7,723	$4,517	$(12,240)	$8,769

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$21,125	$18,781	$8,377	$(27,158)	$21,125
Undistributed equity in earnings of subsidiaries	(27,158)	—	—	27,158	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	6,192	3,770	—	9,962
Amortization of intangible assets	—	2,015	1,306	—	3,321
Amortization and write-offs of deferred financing costs	579	87	—	—	666
Loss on foreign currency, net	—	—	340	—	340
Accretion of debt discount, net	1,588	—	—	—	1,588
Stock-based compensation	—	1,543	—	—	1,543
Changes in assets and liabilities:
Trade receivables	—	(9,048)	(4,150)	—	(13,198)
Inventories	—	2,703	1,476	—	4,179
Accounts payable and accrued liabilities	(102)	1,505	(4,154)	—	(2,751)
Other current assets and liabilities	—	1,066	(896)	—	170
Other operating assets and liabilities	—	(2,145)	(501)	—	(2,646)

Net cash (used in) provided by operating activities	(3,968)	22,699	5,568	—	24,299

Cash flows used in investing activities
Purchase of property, plant and equipment	—	(10,629)	(6,277)	—	(16,906)

Net cash used in investing activities	—	(10,629)	(6,277)	—	(16,906)

Cash flows from financing activities
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)	—	—	(3,000)
Shares repurchased for tax withholdings	—	(57)	—	—	(57)
Payments on mortgages	—	—	(678)	—	(678)
Payments on capital leases	—	(194)	(34)	—	(228)
Change in affiliate debt	3,968	(12,100)	8,132	—	—

Net cash provided by (used in) financing activities	3,968	(15,351)	7,420	—	(3,963)

Effect of exchange rate changes on cash and cash equivalents	—	—	(710)	—	(710)

Net change in cash and cash equivalents	—	(3,281)	6,001	—	2,720
Cash and cash equivalents at beginning of year	—	49,876	42,639	—	92,515

Cash and cash equivalents at end of period	$—	$46,595	$48,640	$—	$95,235

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended July 2, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$19,640	$17,345	$10,597	$(27,942)	$19,640
Undistributed equity in earnings of subsidiaries	(27,942)	—	—	27,942	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	5,422	2,998	—	8,420
Amortization of intangible assets	—	2,070	793	—	2,863
Amortization and write-offs of deferred financing costs	560	224	—	—	784
Loss on foreign currency, net	—	—	(158)	—	(158)
Accretion of debt discount, net	1,045	—	—	—	1,045
Stock-based compensation	—	1,374	—	—	1,374
Changes in assets and liabilities:					—
Trade receivables	—	(12,786)	(9,489)	—	(22,275)
Inventories	—	(3,750)	(4,568)	—	(8,318)
Accounts payable and accrued liabilities	779	(2,071)	7,593	—	6,301
Other current assets and liabilities	—	(1,317)	692	—	(625)
Other operating assets and liabilities	—	(2,161)	265	—	(1,896)

Net cash provided by (used in) operating activities	(5,918)	4,350	8,723	—	7,155

Cash flows used in investing activities
Purchase of property, plant and equipment	—	(5,179)	(3,719)	—	(8,898)
Acquisition of Bauer net of cash $41 thousand cash received	—	(1,146)	(61,145)	—	(62,291)
Proceeds from sale of Chattanooga	—	1,484	—	—	1,484

Net cash used in investing activities	—	(4,841)	(64,864)	—	(69,705)

Cash flows from financing activities

Proceeds from issuance of Convertible Notes	85,000	—	—	—	85,000
Payment of debt issuance costs	(3,414)	—	—	—	(3,414)
Shares surrendered for tax withholdings	(65)	—	—	—	(65)
Redemption of bonds related to Chattanooga	—	(2,290)	—	—	(2,290)
Payments on mortgages	—	—	(197)	—	(197)
Payments on capital leases	—	(151)	(249)	—	(400)
Change in affiliate debt	(75,603)	22,349	53,254	—	—

Net cash provided by financing activities	5,918	19,908	52,808	—	78,634

Effect of exchange rate changes on cash and cash equivalents	—	—	1,680		1,680

Net change in cash and cash equivalents	—	19,417	(1,653)	—	17,764
Cash and cash equivalents at beginning of year	—	37,125	35,598	—	72,723

Cash and cash equivalents at end of period	$—	$56,542	$33,945	$—	$90,487

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

On July 12, 2012, the Company announced that its subsidiary, Altra Industrial Motion Netherlands BV, acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. (“Lamiflex”) for a cash consideration of 17.4 million Reais (approximately $8.6 million), subject to a post-closing adjustment for net debt. Lamiflex is a Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining. Due to the timing of the acquisition, the Company is still in the process of completing the allocation of the purchase price.

On July 31, 2012, the Company redeemed $21.0 million of Senior Secured Notes at a 103% premium. These Senior Secured Notes were classified as current in the accompanying condensed consolidated balance sheet in the quarter ended June 30, 2012. The premium of $0.6 million was accrued and recorded as part of interest expense in the quarter ended June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the effects of intense competition in the markets in which we operate;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Bauer Acquisition and the Lamiflex acquisition;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Company’s operations;

•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environments on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates;

•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global and European financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks;

•	the risks associated with the Company’s investment in a new manufacturing facility in China; and

•

other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.

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

General

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc. (“Altra Industrial”), and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of its 57 subsidiaries. The following chart illustrates a summary of our corporate structure:

Although we were incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of a series of power transmission businesses. In December 1996, Colfax acquired the electro-mechanical power transmission group of Zurn Technologies, Inc. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber, and Wichita Clutch brands. Colfax formed Power Transmission Holding LLC, or “PTH”, in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.

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

On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., a manufacturer of universal joints.

On December 31, 2007, we sold the TB Wood’s adjustable speed drives business, or Electronics Division. We sold the Electronics Division in order to continue our strategic focus on our core electro-mechanical power transmission business.

On May 29, 2011, we acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gearmotor business (“Bauer”). Bauer is a European manufacturer of high-quality gearmotors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. We refer to this transaction as the Bauer Acquisition.

On July 12, 2012, we announced that our subsidiary, Altra Industrial Motion Netherlands BV, acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. or Lamiflex. Lamiflex is the premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.

We are a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

While the power transmission industry has undergone some consolidation, we estimate that in 2012 the top five broad-based electro-mechanical power transmission companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors

Gearing	Boston Gear, Nuttall Gear, Delroyd, Bauer Gear Motor	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment

Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s, Lamiflex	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps

Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors

Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools

Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans

Our Internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Form 10-Q.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. In the remainder of 2012, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on maintaining a reduced cost base. Among other items, we expect our strategic initiatives in the second half of 2012 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.

In July 2012, we announced the acquisition of Brazil-based Lamiflex. We believe the Lamiflex acquisition will create business opportunities for us in certain previously underpenetrated geographic regions and will provide us with a platform from which we can further execute our acquisition strategy.

During the first half of 2012, we experienced continued strength across many of our end markets in North America and Asia and continued to gain market share through the development of new products that are in direct alignment with customers’ needs. With the current weakness in Europe, we have accelerated our cost reduction and profit improvement plans across our European operations. We expect sales and profitability growth to moderate as a result of moderating economic conditions in North America and Asia, uncertain conditions in Europe, and substantial changes in exchange rates.

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

Results of Operations

	Quarter Ended		Year to Date Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$187,943	$165,395	$380,328	$325,242
Cost of sales	131,941	116,985	267,653	228,997

Gross profit	56,002	48,410	112,675	96,245
Gross profit percentage	29.80%	29.27%	29.63%	29.59%
Selling, general and administrative expenses	31,884	26,912	63,881	52,428
Research and development expenses	2,942	2,426	5,969	4,743

Income from operations	21,176	19,072	42,825	39,074

Interest expense, net	6,504	6,153	12,278	11,316
Other non-operating (income) expense, net	1,207	(599)	1,432	(885)

Income before income taxes	13,465	13,518	29,115	28,643
Provision for income taxes	2,856	4,600	7,990	9,003

Net income	$10,609	$8,918	$21,125	$19,640

Quarter Ended June 30, 2012 compared with Quarter Ended July 2, 2011

(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Net sales	$187,943	$165,395	$22,548	13.6%

The majority of the increase in sales during the second quarter of 2012 was due to improvements in the end markets we serve and the acquisition of Bauer. Of the increase in sales, approximately $18.0 million are additional sales related to the acquisition of Bauer and $3.6 million relates to the impact of price increases, offset by $2.5 million related to the economic downturn in Europe and $3.5 million related to the negative impact of foreign exchange rate changes attributed primarily to the Euro and British Pound Sterling rates compared to 2011. Early-cycle markets sales were flat to moderately increased while late-cycle markets such as mining and energy increased markedly. We expect that demand at our early-cycle markets will remain flat and growth in our late-cycle markets will remain consistent with the first half of 2012 or be slightly down. We expect to see continued increases in sales in 2012 compared to 2011.

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Gross Profit	$56,002	$48,410	$7,592	15.7%
Gross Profit as a percentage of sales	29.8%	29.3%

The increase in gross profit as a percentage of sales was primarily due to productivity improvements, price increases implemented during the past twelve months, and low cost country sourcing, as well as better overhead absorption as a result of higher production levels, partially offset by the effect of foreign exchange of $0.9 million, primarily related to the Euro and British Pound Sterling. We expect our full year 2012 gross profit as a percentage of sales to continue to be higher than 2011.

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Selling, general and administrative expense (“SG&A”)	$31,884	$26,912	$4,972	18.5%
SG&A as a percentage of sales	17.0%	16.3%

Of the increase in SG&A, $4.4 million was due to the acquisition of Bauer, as well as wage increases, offset by the favorable effect of foreign exchange of $0.5 million. SG&A as a percentage of sales increased modestly as a result of the acquisition of Bauer. We forecast modest increases to our SG&A costs as we invest in resources to enable us to grow faster in emerging markets and strategic industries in the remainder of 2012.

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Research and development expenses (“R&D”)	$2,942	$2,426	$516	21.3%

R&D expenses increased on an absolute dollar basis but represented approximately 1% of sales in both periods. $0.4 million of the increase in R&D expense in 2012 is related to the acquisition of Bauer in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense. We do not forecast significant variances in future periods.

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Interest Expense, net	$6,504	$6,153	$351	5.7%

Net interest expense increased due to the additional premium accrued related to the redemption of Senior Secured Notes in July 2012, offset by lower expense on the Senior Secured Notes, as a result of the repurchases in the third and fourth quarters of 2011. In the remainder of 2012, we expect our interest payments to be lower, offset by the write off of deferred financing costs, which will be recorded to interest expense.

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Other non-operating expense(income), net	$1,207	$(599)	$1,806	-301.5%

Other non-operating expense (income) in the second quarter of 2012 relates primarily to the settlement of a tax matter with the State of New York for which we were entitled to be fully indemnified. The settlement was for less than the indemnification receivable we had recorded, resulting in an expense of $0.9 million. The remainder of expense in 2012, and income in 2011, relates to changes in foreign currency, primarily the British Pound Sterling and Euro

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	%

Provision for income taxes	$2,856	$4,600	$(1,744)	-37.9%
Provision for income taxes as a percentage of income before income taxes	21.2%	34.0%

The 2012 second quarter provision for income taxes, as a percentage of income before taxes, was significantly lower than that of the 2011 second quarter primarily due to the recognition of certain discrete items. Specifically during the second quarter of 2012, the Company settled a tax matter with the State of New York for which the Company was fully indemnified. Upon completion of the settlement, the Company released its reserve for tax, interest and penalties related to the unrecognized tax benefit. In addition, the Company recognized the completion of the 2010 limited scope audit, and the substantial completion of the 2007 audit by the Internal Revenue Service.

Year to Date Period Ended June 30, 2012 compared with the Year to Date Period Ended July 2, 2011

(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Net sales	$380,328	$325,242	$55,086	16.9%

The majority of the increase in sales during the first half of 2012 was due to improvements in the end markets we serve and the acquisition of Bauer. Of the increase in sales, approximately $44.9 million are additional sales related to the acquisition of Bauer and $5.1 million relates to the impact of price increases, offset by $2.8 million related to the economic downturn in Europe and $4.3 million related to the negative impact of foreign exchange rate changes attributed primarily to the Euro and British Pound Sterling rates compared to 2011. Early-cycle markets sales were flat to moderately increased while late-cycle markets such as mining and energy increased markedly. We expect that demand at our early-cycle markets will remain flat and growth in our late-cycle markets will remain consistent with the first half of 2012 or slightly down. We expect to see continued increases in sales in 2012 compared to 2011.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Gross Profit	$112,675	$96,245	$16,430	17.1%
Gross Profit as a percentage of sales	29.6%	29.6%

The decrease in gross profit as a percentage of sales was primarily due to the unfavorable impact of foreign exchange rates in the amount of $1.4 million, primarily related to the Euro and British Pound Sterling, partially offset by productivity improvements, price increases implemented during the past twelve months, and low cost country sourcing, as well as better overhead absorption as a result of higher production levels. We expect our full year 2012 gross profit as a percentage of sales to be higher than 2011.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Selling, general and administrative expense (“SG&A”)	$63,881	$52,428	$11,453	21.8%
SG&A as a percentage of sales	16.8%	16.1%

Of the increase in SG&A, $10.6 million was due to the acquisition of Bauer, as well as wage increases, offset by the favorable effect of foreign exchange of $0.7 million. SG&A as a percentage of sales increased modestly as a result of the acquisition of Bauer. We forecast modest increases to our SG&A costs and plan to leverage them on increased sales as we invest in resources to enable us to grow faster in emerging markets and strategic industries in the remainder of 2012.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Research and development expenses (“R&D”)	$5,969	$4,743	$1,226	25.8%

R&D expenses increased on an absolute dollar basis but represented approximately 1% of sales in both periods. $1.0 million of the increase in R&D expense in 2012 is related to the acquisition of Bauer in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense. We do not forecast significant variances in future periods.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Interest Expense, net	$12,278	$11,316	$962	8.5%

Net interest expense increased due to the additional premium accrued related to the redemption of Senior Secured Notes in July 2012, offset by lower expense on the Senior Secured Notes, as a result of the repurchases in the third and fourth quarters of 2011. In the remainder of 2012, we expect our interest payments to be lower, offset by the write of deferred financing costs, which will be recorded to interest expense.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Other non-operating (income) expense, net	$1,432	$(885)	$2,317	-261.8%

Other non-operating expense (income) in the year to date periods ended June 30, 2012 relates primarily to the settlement of a tax matter with the State of New York for which we were entitled to be fully indemnified. The settlement was for less than the indemnification receivable we had recorded, resulting in an expense of $0.9 million. The remainder of expense in 2012, and income in 2011, relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Year to Date Period Ended
	June 30, 2012	July 2, 2011	Change	%

Provision for income taxes	$7,990	$9,003	$(1,013)	-11.3%
Provision for income taxes as a percentage of income from operations before income taxes	27.4%	31.4%

The 2012 provision for income taxes, as a percentage of income before taxes, was lower than that of 2011 primarily due to favorable discrete items. The Company settled with the State of New York for an item that previously impacted the Company’s effective tax rate. In addition, the Company recognized the completion of the 2010 limited scope audit, and the substantial completion of the 2007 audit by the Internal Revenue Service. In the year to date period ended July 2, 2011, there was a favorable discrete item related to a refund of foreign withholding taxes.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior secured revolving credit facility (“Revolving Credit Agreement”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pension plan funding, and paying dividends to our stockholders. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, attempt to secure new debt, attempt to refinance our 8 1/8% Senior Notes due December 2016 (the “Senior Secured Notes”), or attempt to raise capital in the equity markets. Presently, we have capacity under our Revolving Credit Agreement to borrow $65.0 million, based on monthly asset collateral calculations, including letters of credit of which we currently have $3.9 million outstanding. Of this total capacity, we can currently borrow up to $52.5 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing Senior Secured Notes, we would incur a pre-payment premium. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.

Borrowings

	Amounts in millions
	June 30, 2012	December 31, 2011

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	85.0
Senior Secured Notes	198.0	198.0
Variable rate demand revenue bonds	—	3.0
Mortgages	1.0	1.8
Capital leases	0.2	0.4

Total Debt	$284.2	$288.2

Convertible Senior Notes

In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing our Revolving Credit Agreement and our Senior Secured Notes, on substantially all of our assets and those of our domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses, which were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at June 30, 2012.

Senior Secured Notes

In November 2009, the Company issued $210.0 million of 8 1/8% Senior Secured Notes. We used the proceeds of the offering of the Senior Secured Notes to repurchase or redeem Altra Industrial’s 9% Senior Secured Notes issued in November 2004.

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

We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at June 30, 2012.

Revolving Credit Agreement

Concurrently with the closing of the offering of the Senior Secured Notes, Altra Industrial entered into the Revolving Credit Agreement. In November 2011, Altra Industrial amended the Revolving Credit Agreement to increase the borrowing capacity to $65.0 million (subject to adjustment pursuant to a borrowing base calculation and subject to increase from time to time in accordance with the terms of the amended credit facility) and to extend the term to October 31, 2016.

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

An event of default under the Revolving Credit Agreement would also occur if an event of default occurs under the indentures governing the Senior Secured Notes or if there is a default under any other indebtedness that any Borrower may have involving an aggregate amount of $10.0 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the Revolving Credit Agreement if any of the indebtedness under the Revolving Credit Agreement ceases with limited exception to be secured by a full lien of the assets of Borrowers and guarantors.

As of June 30, 2012, we were in compliance in all material respects with all covenant requirements associated with all of our borrowings. As of June 30, 2012, we had no borrowings and $3.9 million in letters of credit outstanding under the Revolving Credit Agreement.

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30,

	2012	2011
Cash flows from operating activities	$24,299	$7,155
Cash flows from investing activities	(16,906)	(69,705)
Cash flows from financing activities	(3,963)	78,634

Cash and cash equivalents at the end of the period	$95,235	$90,487

The primary sources of funds provided by operating activities of $24.3 million for the year to date period ended June 30, 2012 resulted from cash provided from net income of $21.1 million. The net impact of the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was $17.4 million. This amount was offset by a net increase in current assets and liabilities of $14.2 million. The net increase in current assets and liabilities was primarily related to an increase in accounts receivable due to the acquisition of Bauer in May 2011. Due to the focus on the integration of Bauer, and the inclusion of an additional $18.4 million of accounts receivables, the cash collection of those receivables was not as timely as it has been since. Inventory balances have decreased due to our focus on inventory reductions at certain of our locations. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of 2012.

The change in net cash used in investing activities was primarily due to the acquisition of Bauer in May 2011. The increase in capital expenditures relates to additional expenditures for our implementation of SAP of $3.0 million as well as to fund our plant construction in ChangZhou, China of $3.2 million. We expect to incur between $13.3 million and $18.3 million of additional capital expenses in 2012 related to our construction project in ChangZhou, continued implementation of our ERP system, and purchases of machinery and equipment for production expansion and maintenance of our current manufacturing facilities.

The change in net cash (used in) provided by financing activities was primarily due to the issuance of $85.0 million of Convertible Notes in March 2011. The cash used in financing activities in the year to date period ended June 30, 2012 was used to redeem $3.0 million in variable rate demand revenue bonds related to our San Marcos facility, as well as payments of capital lease obligations of $0.2 million, $0.7 million of payments on mortgages, and $0.1 million for shares repurchased in lieu of tax withholdings.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, and capital expenditures, for pension funding, to repay our debt, and to pay dividends to our stockholders. In July 2012, we redeemed $21.0 million of Senior Secured Notes. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are incorporated herein by reference.

During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Continued extreme volatility and disruption in global financial markets could significantly impact our customers, suppliers, weaken the markets we serve and harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption in recent years, including, among other things, concerns regarding the stability and viability of major financial institutions, the declining state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Further, in recent months, economic conditions in the European Union have deteriorated and with the Bauer Acquisition our exposure to European markets has increased. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S., European, and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2012.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2012 to April 28, 2012	—	$—	—	$—
April 29, 2012 to May 26, 2012	—	$—	—	$—
May 27, 2012 to June 30, 2012	145	$15.87	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

August 9, 2012	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

August 9, 2012	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

August 9, 2012	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.