Form 10-Q
period 2012-09-29
Altra Holdings, Inc.
filed 2012-11-07
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of October 23,2012, 26,888,216 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	September 29,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$88,136	$92,515
Trade receivables, less allowance for doubtful accounts of $1,894 and $1,092 at September 29, 2012 and December 31, 2011, respectively	94,513	91,859
Inventories	124,336	125,970
Deferred income taxes	5,840	5,856
Income tax receivable	3,013	7,299
Prepaid expenses and other current assets	6,752	7,141

Total current assets	322,590	330,640

Property, plant and equipment, net	136,645	123,464
Intangible assets, net	78,405	77,108
Goodwill	85,027	83,799
Deferred income taxes	1,497	1,614
Other non-current assets, net	8,191	13,360

Total assets	$632,355	$629,985

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,495	$52,768
Accrued payroll	20,841	19,734
Accruals and other current liabilities	36,413	28,798
Deferred income taxes	102	118
Current portion of long-term debt	997	688

Total current liabilities	99,848	102,106

Long-term debt - less current portion and net of unaccreted discount	241,614	263,361
Deferred income taxes	36,269	35,798
Pension liabilities	11,213	12,896
Other post retirement benefits	254	296
Long-term taxes payable	1,303	6,227
Other long-term liabilities	743	905
Redeemable non-controlling interest	1,298	—
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,718,610 and 26,600,056 issued and outstanding at September 29, 2012 and December 31, 2011, respectively)	27	27
Additional paid-in capital	151,562	150,234
Retained earnings	110,160	83,211
Accumulated other comprehensive income	(21,936)	(25,076)

Total stockholders’ equity	239,813	208,396
Total liabilities, non-controlling interest and stockholders’ equity	$632,355	$629,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statement of Comprehensive Income

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$174,488	$177,853	$554,816	$503,095
Cost of sales	122,477	124,824	390,130	353,821

Gross profit	52,011	53,029	164,686	149,274

Operating expenses:
Selling, general and administrative expenses	30,785	31,577	94,666	84,005
Research and development expenses	2,823	2,801	8,792	7,544

	33,608	34,378	103,458	91,549

Income from operations	18,403	18,651	61,228	57,725

Other non-operarting (income) expense:
Interest expense, net	6,637	6,698	18,915	18,014
Other non-operating (income) expense, net	402	216	1,834	(668)

	7,039	6,914	20,749	17,346

Income before income taxes	11,364	11,737	40,479	40,379
Provision (benefit) for income taxes	2,846	(403)	10,836	8,600

Net income	8,518	12,140	29,643	31,779

Net loss attributable to non-controlling interest	29	—	29	—

Net income attributable to Altra Holdings, Inc.	$8,547	$12,140	$29,672	$31,779

Other Comprehensive Income
Foreign currency translation adjustment	6,605	(7,008)	3,140	(1,439)

Total comprehensive income	15,152	5,132	32,812	30,340

Comprehensive loss attributable to non-controlling interest	—	—	—	—

Comprehensive income attributable to Altra Holdings, Inc.	$15,152	$5,132	$32,812	$30,340

Weighted average shares, basic	26,675	26,546	26,632	26,508
Weighted average shares, diluted	26,708	26,655	26,737	26,712

Net income per share:
Basic net income attributable to Altra Holdings, Inc	$0.32	$0.46	$1.11	$1.20
Diluted net income attributable to Altra Holdings, Inc.	$0.32	$0.46	$1.11	$1.19

Cash dividend declared	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	September 29, 2012	October 1, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$29,643	$31,779
Adjustments to reconcile net income to net cash flows:
Depreciation	15,038	13,258
Amortization of intangible assets	5,052	4,568
Amortization of deferred financing costs	1,447	1,372
Loss (gain) on foreign currency, net	44	(324)
Accretion of debt discount, net	2,585	1,887
Stock-based compensation	2,233	1,933
Changes in assets and liabilities:
Trade receivables	(2,134)	(17,671)
Inventories	3,106	(13,873)
Accounts payable and accrued liabilities	(557)	9,552
Other current assets and liabilities	984	880
Other operating assets and liabilities	(2,948)	(4,254)

Net cash provided by operating activities	54,493	29,107

Cash flows from investing activities
Purchase of property, plant and equipment	(25,162)	(13,840)
Proceeds from sale of Chattanooga Facility	—	1,484
Acquisition of Lamiflex, net of $68 cash received	(7,444)	—
Acquisition of Bauer, net of $41 cash received	—	(69,460)

Net cash used in investing activities	(32,606)	(81,816)

Cash flows from financing activities

Payment of issuance costs for Convertible Notes	—	(3,414)
Proceeds from issuance of Convertible Notes	—	85,000
Purchase of 8 1/8 Senior Secured Notes	(21,000)	(8,230)
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	—	(2,290)
Redemption of variable rate demand revenue bonds related to the San Marcos facility	(3,000)	—
Shares surrendered for tax withholdings	(905)	(914)
Dividend payment	(1,348)	—
Payment on mortgages	(736)	(516)
Net payments on capital leases	(303)	(627)

Net cash (used in) provided by financing activities	(27,292)	69,009

Effect of exchange rate changes on cash and cash equivalents	1,026	1,238

Net change in cash and cash equivalents	(4,379)	17,538
Cash and cash equivalents at beginning of year	92,515	72,723

Cash and cash equivalents at end of period	$88,136	$90,261

Cash paid during the period for:
Interest	$11,848	$10,462
Income taxes	$8,567	$9,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity

Amounts in thousands

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2011	$26	26,466	$133,861	$45,536	$(14,671)	$164,752	$—

Stock based compensation and vesting of restricted stock	—	130	1,019	—	—	1,019	—
Net income	—	—	—	31,779	—	31,779	—
Convertible Notes	—	—	24,510	—	—	24,510	—
Deferred taxes on Convertible Notes	—	—	(9,393)	—	—	(9,393)	—
Deferred financing costs on Convertible Notes	—	—	(990)	—	—	(990)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(1,439)	(1,439)	—

Balance at October 1, 2011	$26	26,596	$149,007	$77,315	$(16,110)	$210,238	$—

Balance at January 1, 2012	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock based compensation and vesting of restricted stock	—	119	1,328	—	—	1,328
Net income	—	—	—	29,643	—	29,643	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(29)
Fair value of non-controlling interest at acquisition	—	—	—	—	—	—	1,327
Dividends declared	—	—	—	(2,694)	—	(2,694)	—
Cumulative foreign currency translation adjustment	—	—	—	—	3,140	3,140	—

Balance at September 29, 2012	$27	26,719	$151,562	$110,160	$(21,936)	$239,813	$1,298

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Holdings, Inc. (the “Company”), through its wholly-owned subsidiary Altra Industrial Motion, Inc. (“Altra Industrial”), is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control products. The Company brings together strong brands covering over 50 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, Warner Linear, Bauer Gear Motor, and PowerFlex.

2. Basis of Presentation

The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear. On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business. On July 11, 2012, the Company acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. (“Lamiflex”) relating to its high-speed disc couplings business.

Non-controlling Interest—The Company recorded the redeemable non-controlling interest from its acquisition of an 85% ownership interest of Lamiflex at fair value at the date of acquisition. In connection with this acquisition, the Company entered into put and call option agreements with the minority shareholders for the potential purchase of the non-controlling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the non-controlling interest is considered redeemable and is classified as temporary equity on the Company’s condensed consolidated balance sheet. The non-controlling interest is reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 29, 2012 and December 31, 2011, results of operations for the quarter and year to date periods ended September 29, 2012 and October 1, 2011, and cash flows for the year to date periods ended September 29, 2012 and October 1, 2011.

The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

3. Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $177.0 million and $198.0 million at September 29, 2012 and December 31, 2011, respectively. The estimated fair value of the Senior Secured Notes at September 29, 2012 and December 31, 2011 was $189.7 million and $210.4 million, respectively, based on quoted market prices for such notes (level 2).

The carrying amount of the 2.75% Convertible Senior Notes (the “Convertible Notes”) was $85.0 million at each of September 29, 2012 and December 31, 2011. The estimated fair value of the Convertible Notes at September 29, 2012 and December 31, 2011, was $83.6 million and $79.1 million, respectively, based on quoted market prices for such notes (level 2).

Included in cash and cash equivalents as of September 29, 2012 and December 31, 2011 were money market fund investments of $38.1 million and $48.9 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net income attributable to Altra Holdings, Inc	$8,547	$12,140	$29,672	$31,779

Shares used in net income per common share - basic	26,675	26,546	26,632	26,508
Incremental shares of unvested restricted common stock	33	109	105	204

Shares used in net income per common share - diluted	26,708	26,655	26,737	26,712

Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.32	$0.46	$1.11	$1.20
Diluted net income attributable to Altra Holdings, Inc.	$0.32	$0.46	$1.11	$1.19

The Company excluded 3,085,874 shares related to the Convertible Notes (see Note 11) from the above earnings per share calculation as these shares were anti-dilutive.

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

In July 2012, the Company consummated an agreement to acquire 85% of privately held Lamiflex do Brasil Equipamentos Industrias Ltda. now known as Lamiflex Do Brasil Equipamentos Industriais S.A. This transaction is known as the Lamiflex Acquisition. The Company acquired 85% of the stock of Lamiflex for 17.4 million Reais ($8.6 million), which was subject to a reduction of 2.1 million Reais ($1.1 million) for estimated net debt at closing. The net debt assumed at closing is subject to a final net debt calculation adjustment.

The closing date of the Lamiflex Acquisition was July 11, 2012, and as a result, the Company’s consolidated financial statements reflect Lamiflex’s results of operations from the beginning of business on July 11, 2012 forward.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Company is in the process of completing its final purchase price allocation. The Company is still finalizing the valuation of customer relationships, trademarks, deferred tax assets and liabilities and fixed assets. The purchase price is subject to change based on the finalization of certain purchase price adjustments. The Company is still evaluating whether the goodwill created in the Lamiflex Acquisition is tax deductible.

The preliminary value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Lamiflex, as presented below, are based upon the Company’s preliminary estimate of the fair value as of the date of the acquisition. The purchase price allocation was calculated as if the Company had acquired 100% of Lamiflex. The preliminary purchase price allocation as of the acquisition date is as follows:

Total Assumed purchase price, excluding acquisition costs of approximately $0.4 million	$8,839
Less: Redeemable noncontrolling interest	1,327

Total purchase price paid at closing	7,512
Cash and cash equivalents	68
Trade receivables, net of amounts pledged	639
Inventories	710
Prepaid and other	49
Property, plant and equipment	3,020
Other assets	79
Intangibles assets	5,856

Total assets acquired	$10,421
Accounts payable	537
Accrued expenses and other current liabilities	851
Other liabilities, including long-term debt	964

Total liabilities assumed	$2,352
Net assets acquired	8,069

Excess of purchase price over fair value of net assets acquired	770

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company expects to develop synergies, such as the ability to cross-sell product and to penetrate into certain geographic areas, as a result of the acquisition of Lamiflex.

The Company recorded a redeemable non-controlling interest from its acquisition of an 85% ownership interest of Lamiflex at fair value at the date of acquisition. In connection with the Lamiflex Acquisition, the Company entered into put and call option agreements with the minority shareholders for the potential purchase of the non-controlling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the non-controlling interest is considered redeemable and is classified as temporary equity on the Company’s Condensed Consolidated Balance Sheet.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$5,496

Trade names and trademarks, not subject to amortization	360

Total intangible assets	$5,856

Customer relationships are subject to amortization which will be straight-lined over their estimated useful lives of 13 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended September 29, 2012 and October 1, 2011 as if the Company had acquired Bauer and Lamiflex at the beginning of the respective period. The pro forma information contains the actual operating results of the Company, including Bauer and Lamiflex, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of fair value adjustment to inventory recorded in connection with the Bauer Acquisition and the Lamiflex Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Quarter to Date Period Ended		Year to Date Period Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Total revenues	$174,488	$180,732	$557,527	$561,434
Net income attributable to Altra Holdings, Inc.	$8,547	$12,634	$29,989	$36,434
Basic earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.32	$0.48	$1.13	$1.37
Diluted earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.32	$0.47	$1.12	$1.36

6. Inventories

Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at September 29, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Raw materials	$45,788	$45,664
Work in process	23,187	23,838
Finished goods	55,361	56,468

Inventories	$124,336	$125,970

Approximately 11% of total inventories were valued using the LIFO method as of September 29, 2012 and December 31, 2011, respectively. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for each of the quarters ended September 29, 2012 and October 1, 2011. The Company recorded a $0.3 million adjustment and $0.4 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended September 29, 2012 and October 1, 2011, respectively.

As part of the Bauer Acquisition, the Company valued the acquired inventory at estimated fair market value less cost to sell. The resulting valuation increased the carrying value of the inventory by $0.5 million and was included as part of cost of goods sold during the year-to-date period ended October, 1 2011.

As part of the Lamiflex Acquisition, the Company valued the acquired inventory at estimated fair market value less cost to sell. The resulting valuation increased the carrying value of the inventory by $0.1 million and was included as part of cost of goods sold during the quarter ended September 29, 2012.

7. Goodwill and Intangible Assets

Changes to goodwill from December 31, 2011 through September 29, 2012 were as follows:

2012
Gross goodwill balance as of January 1	$115,609
Acquisition of Goodwill (Lamiflex)	770
Impact of changes in foreign currency	458

Gross goodwill balance as of September 29	116,837

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of September 29	(31,810)

Net goodwill balance September 29, 2012	$85,027

Goodwill is reviewed for impairment when events or circumstances indicate that the carrying amount of goodwill may not be recovered. As of September 29, 2012, the Company concluded that the European economic downturn was a triggering event to perform a Step 1 goodwill impairment analysis for its Bauer Gear Motor reporting unit, which has significant operations in Europe. The Company performed a Step 1 goodwill impairment analysis and reviewed the difference between the estimated fair value and net book value. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis in future periods, if the estimated profitability decreased by 10% when compared to our forecasts. As of September 29, 2012, Bauer Gear Motor had an estimated fair value that was at least $1.0 million greater than the net book value. As a result, the Company concluded that there was no impairment.

Other intangible assets as of September 29, 2012 and December 31, 2011 consisted of the following:

	September 29, 2012		December 31, 2011
		Accumulated		Accumulated
Other intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,485	$—	$34,125	$—
Intangible assets subject to amortization:
Customer relationships	79,808	34,426	74,312	29,704
Product technology and patents	5,646	5,646	5,576	5,316
Impact of changes in foreign currency	(1,462)	—	(1,885)	—

Total intangible assets	$118,477	$40,072	$112,128	$35,020

The Company recorded $1.8 million and $1.7 million of amortization expense in each of the quarters ended September 29, 2012 and October 1, 2011, respectively, and recorded $5.1 million and $4.6 million of amortization expense in the year to date periods ended September 29, 2012 and October 1, 2011, respectively.

The estimated amortization expense for intangible assets is approximately $1.8 million for the remainder of 2012, $7.2 million in each of the next four years and then $13.3 million thereafter.

8. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended September 29, 2012 and October 1, 2011 are as follows:

	September 29,	October 1,
	2012	2011

Balance at beginning of period	$4,898	$3,583
Additional warranty related to Bauer	—	1,720
Accrued current period warranty expense	750	1,618
Payments	(534)	(1,645)

Balance at end of period	$5,114	$5,276

9. Income Taxes

The estimated effective income tax rates recorded for the quarters ended September 29, 2012 and October 1, 2011, were based upon management’s best estimate of the effective tax rate for the entire year.

The 2012 provision for income taxes, as a percentage of income before taxes, was higher than that of 2011, primarily due to favorable discrete tax benefits recognized in the quarter ended October 1, 2011.

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

Additionally, the Company has indemnification agreements with the sellers of the Colfax, Kilian, Bauer, Lamiflex and Hay Hall entities that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of comprehensive income. At December 31, 2011 and September 29, 2012, the Company had $2.7 million and $0.4 million of accrued interest and penalties, respectively. The reduction of interest and penalties by $2.3 million during the year to date period ended September 29, 2012 was primarily a result of a New York state income tax settlement for which the Company was fully indemnified by the acquired business’ former owner.

10. Pension and Other Employee Benefits

Defined Benefit (Pension) and Post-retirement Benefit Plans

The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized employees.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date periods ended September 29, 2012 and October 1, 2011:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$25	$25	$1	$1
Interest cost	273	291	3	4
Expected return on plan assets	(268)	(266)	(13)	—
Amortization of net gain	25	7	—	(13)

Net periodic benefit cost (income)	$55	$57	$(9)	$(8)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$75	$75	$2	$2
Interest cost	819	863	10	12
Expected return on plan assets	(804)	(778)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	74	32	(39)	(39)

Net periodic benefit cost (income)	$164	$192	$(28)	$(26)

The Company made $2.0 million in contributions during the year to date period ended September 29, 2012, which consisted of $1.5 million in required contributions and a supplemental contribution of $0.5 million.

11. Debt

Outstanding debt obligations at September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012	December 31, 2011

Debt:

Revolving Credit Agreement	$—	$—

Convertible Notes	85,000	85,000

Senior Secured Notes	177,045	198,045

Variable rate demand revenue bonds	—	3,000
Mortgages	1,001	1,762

Capital leases and other	1,155	417

Total debt	264,201	288,224

Less: debt discount, net of accretion	(21,590)	(24,175)

Total debt, net of unaccreted discount	$242,611	$264,049

Less current portion of long-term debt	997	688

Total long-term debt	$241,614	$263,361

Convertible Notes

On March 7, 2011, the Company issued $85.0 million of Convertible Notes due on March 1, 2031. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%.

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the Convertible Notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.5 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. As of September 29, 2012, the Company has amortized $0.6 million of debt issuance costs. The balance of $1.9 million of debt issuance costs is classified as other non-current assets on the Condensed Consolidated Balance Sheet and will be amortized over the term of the notes using the effective interest method.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of September 29, 2012:

September 29, 2012

Principal amount of debt	$85,000
Unamortized discount	20,091

Carrying value of debt	$64,909

Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended September 29, 2012:

September 29, 2012

Contractual coupon rate of interest	$1,753
Accretion of convertible notes discount and amortization of deferred financing costs	2,150

Interest expense for the Convertible Notes	$3,903

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at September 29, 2012 and the cash coupon interest rate is 2.75%.

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

During the quarter ended September 29, 2012, the Company repurchased $21.0 million of Senior Secured Notes at a premium of $0.6 million, which was recorded as part of interest expense in the quarter ended September 29, 2012. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.6 million which was recorded as part of interest expense in the quarter ended September 29, 2012.

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

There were no borrowings under the Revolving Credit Agreement at September 29, 2012 and December 31, 2011, however, the lender had issued $6.5 million of outstanding letters of credit on behalf of Altra Industrial as of both September 29, 2012 and December 31, 2011.

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

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and the City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at the time. The Company redeemed the bonds associated with the San Marcos facility during the quarter ended March 31, 2012. As of September 29, 2012, the Variable Rate Demand Revenue Bonds have been paid in full.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In 2009, the Company refinanced the Heidelberg mortgage and increased the amount borrowed by an additional €1.0 million. The new mortgage is payable in monthly installments and is due in 2015. As of September 29, 2012 and December 31, 2011, the mortgage had a remaining principal of €0.8 million or $1.0 million, and €1.3 million or $1.8 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million and $0.4 million at September 29, 2012 and December 31, 2011, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12. Stockholders’ Equity

On June 5, 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share. The dividend of $1.3 million was paid on July 2, 2012 to stockholders of record as of the close of business on June 18, 2012.

On July 24, 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share for the quarter ended September 29, 2012. The dividend of $1.3 million was paid on October 2, 2012 to shareholders of record as of the close of business on September 18, 2012 and was accrued for in the balance sheet at September 29, 2012.

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

The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year to date periods ended September 29, 2012 and October 1, 2011, was $2.2 million and $1.9 million, respectively. Compensation expense recorded during the quarters ended September 29, 2012 and October 1, 2011, was $0.7 million and $0.6 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended September 29, 2012:

	Shares	Weighted-average grant date fair value

Restricted shares unvested January 1, 2012	211,031	$13.52
Shares granted	130,918	21.17
Shares forfeited	(1,620)	21.94
Shares for which restrictions lapsed	(170,604)	15.36

Restricted shares unvested September 29, 2012	169,725	$18.58

Total remaining unrecognized compensation cost was $2.9 million as of September 29, 2012, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended September 29, 2012 was $3.0 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

13. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended September 29, 2012 and October 1, 2011.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by well established financial institutions and invested in AAA rated mutual funds or United States Government Securities.

The Company has six operating segments that are regularly reviewed by its chief operating decision maker. Each of the Company’s six operating segments, which are the same as its reporting units, produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The six operating segments have similar long-term average gross profit margins. All of the Company’s products are sold by one global sales force and the Company has one global marketing function. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of the operating segments have common manufacturing and production processes. Each segment includes machine shops which use similar equipment and manufacturing techniques to produce industrial components that transmit and control motion and power. Each of the segments uses common raw materials, such as aluminum, steel and copper. The Company purchases these materials and negotiates procurement contracts using one global purchasing function.

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

Net sales to third parties by geographic region are as follows:

	Quarter Ended		Year to Date Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

The Americas (primarily U.S.)	$112,708	$107,000	$358,719	$336,141
Europe	49,832	59,565	162,356	137,104
Asia and other	11,948	11,288	33,741	29,850

Total	$174,488	$177,853	$554,816	$503,095

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at September 29, 2012 and December 31, 2011 were $116.3 million and $100.0 million, respectively.

14. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of September 29, 2012 or December 31, 2011. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

In the preparation of our Form 10-Q for the period ended September 29, 2012, errors were identified in the previously reported guarantor subsidiaries footnote. These changes did not impact the condensed consolidated balance sheet, condensed consolidated statement of comprehensive income, or the condensed consolidated statement of cash flows. The nature of the corrections are (i) to properly account for the non-guarantor subsidiaries that consolidate into the guarantor subsidiaries under the equity method of accounting, including to properly account for certain intercompany loan transactions, (ii) to properly record the impact of certain foreign currency transactions and, (iii) to properly record the tax impact of the above adjustments. The tables below provide disclosure of the changes to the guarantor footnote for the condensed consolidating balance sheet as of December 31, 2011, the unaudited condensed consolidating statement of comprehensive income for the quarter and year to date period ended October 1, 2011, and the unaudited condensed consolidating statement of cash flows for the year to date period ended October 1, 2011.

	Condensed Consolidating Balance Sheet
	December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Loans receivable from related parties
As reported	$259,891	$—	$—	$(259,891)	$—
As adjusted	256,976	—	—	(256,976)	—
Investment in subs
As reported	202,463	—	—	(202,463)	—
As adjusted	205,378	99,983	—	(305,361)	—
Total assets
As reported	469,445	386,405	236,489	(462,354)	629,985
As adjusted	469,445	486,388	236,489	(562,337)	629,985
Loans payable to related parties
As reported	—	188,595	71,296	(259,891)	—
As adjusted	—	176,878	80,098	(256,976)	—
Total current liabilities
As reported	2,222	245,390	114,385	(259,891)	102,106
As adjusted	2,222	233,673	123,187	(256,976)	102,106
Total stockholders’ equity
As reported	208,396	93,678	108,785	(202,463)	208,396
As adjusted	208,396	205,378	99,983	(305,361)	208,396
Total liabilities and stockholders’ equity
As reported	469,445	386,405	236,489	(462,354)	629,985
As adjusted	$469,445	$486,388	$236,489	$(562,337)	$629,985

	Unaudited Condensed Consolidating Statement of Comprehensive Income
	Quarter Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest expense, net
As reported	$6,395	$253	$50	$—	$6,698
As adjusted	6,450	198	50	—	6,698
Equity in earnings of subsidiaries
As reported	11,806	—	—	(11,806)	—
As adjusted	7,295	2,391	—	(9,686)	—
Income before income taxes
As reported	5,411	12,679	5,453	(11,806)	11,737
As adjusted	6,419	9,551	5,453	(9,686)	11,737
Provision (benefit) for income taxes
As reported	(6,729)	3,264	3,062	—	(403)
As adjusted	(5,721)	2,256	3,062	—	(403)
Net income
As reported	12,140	9,415	2,391	(11,806)	12,140
As adjusted	$12,140	$7,295	$2,391	$(9,686)	$12,140

	Unaudited Condensed Consolidating Statement of Comprehensive Income
	Year to Date Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest expense, net
As reported	$17,265	$659	$90	$—	$18,014
As adjusted	17,319	605	90	—	18,014
Equity in earnings of subsidiaries
As reported	39,581	—	—	(39,581)	—
As adjusted	24,639	12,988	—	(37,627)	—
Income before income taxes
As reported	22,316	39,108	18,536	(39,581)	40,379
As adjusted	23,235	36,235	18,536	(37,627)	40,379
Provision (benefit) for income taxes
As reported	(9,463)	12,515	5,548	—	8,600
As adjusted	(8,544)	11,596	5,548	—	8,600
Net income
As reported	31,779	26,593	12,988	(39,581)	31,779
As adjusted	$31,779	$24,639	$12,988	$(37,627)	$31,779

	Unaudited Condensed Consolidating Statement of Cash Flows
	Year to Date Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income
As reported	$31,779	$26,593	$12,988	$(39,581)	$31,779
As adjusted	31,779	24,639	12,988	(37,627)	31,779
Undistributed equity in earnings of subsidiaries
As reported	(39,581)	—	—	39,581	—
As adjusted	$(24,639)	$(12,988)	$—	$37,627	$—
Change in cash provided by operating activities
As reported	(567)	8,642	21,032	—	29,107
As adjusted	$14,375	$(6,300)	$21,032	$—	$29,107
Change in affiliate debt
As reported	(71,875)	16,442	55,433	—	—
As adjusted	$(86,817)	$31,384	$55,433	$—	$—
Change in cash provided by financing activities
As reported	$567	$13,924	$54,518	$—	$69,009
As adjusted	(14,375)	28,866	54,518	—	69,009

Unaudited Condensed Consolidating Balance Sheet

September 29, 2012

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$37,504	$50,632	$—	$88,136
Trade receivables, less allowance for doubtful accounts	—	55,258	39,255	—	94,513
Loans receivable from related parties	245,311	—	—	(245,311)	—
Inventories	—	76,583	47,753	—	124,336
Deferred income taxes	—	5,325	515	—	5,840
Income tax receivable	—	2,832	181	—	3,013
Prepaid expenses and other current assets	—	2,866	3,886	—	6,752

Total current assets	245,311	180,368	142,222	(245,311)	322,590

Property, plant and equipment, net	—	84,507	52,138	—	136,645
Intangible assets, net	—	47,341	31,064	—	78,405
Goodwill	—	56,446	28,581	—	85,027
Deferred income taxes	—	—	1,497	—	1,497
Investment in subsidiaries	234,689	116,302	—	(350,991)	—
Other non-current assets, net	6,225	1,164	802	—	8,191

Total assets	$486,225	$486,128	$256,304	$(596,302)	$632,355

LIABILITIES, NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$25,939	$15,556	$—	$41,495
Accrued payroll	—	9,665	11,176	—	20,841
Accruals and other current liabilities	5,991	17,792	12,630	—	36,413
Deferred income taxes	—	—	102	—	102
Current portion of long-term debt	—	109	888	—	997
Loans payable to related parties	—	159,911	85,400	(245,311)	—

Total current liabilities	5,991	213,416	125,752	(245,311)	99,848

Long-term debt - less current portion and net of unaccreted discount	240,421	44	1,149	—	241,614
Deferred income taxes	—	30,072	6,197	—	36,269
Pension liabilities	—	5,607	5,606	—	11,213
Other post employment benefits	—	254	—	—	254
Long-term taxes payable	—	1,303	—	—	1,303
Other long-term liabilities	—	743	—	—	743
Redeemable non-Controlling Interest	—	—	1,298	—	1,298
Total stockholders’ equity	239,813	234,689	116,302	(350,991)	239,813

Total liabilities, non-controlling interest and stockholders’ equity	$486,225	$486,128	$256,304	$(596,302)	$632,355

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$49,876	$42,639	$—	$92,515
Trade receivables, less allowance for doubtful accounts	—	52,706	39,153	—	91,859
Loans receivable from related parties	256,976	—	—	(256,976)	—
Inventories	—	76,632	49,338	—	125,970
Deferred income taxes	—	5,325	531	—	5,856
Income tax receivable	—	6,868	431	—	7,299
Prepaid expenses and other current assets	—	3,096	4,045	—	7,141

Total current assets	256,976	194,503	136,137	(256,976)	330,640

Property, plant and equipment, net	—	79,576	43,888	—	123,464
Intangible assets, net	—	50,329	26,779	—	77,108
Goodwill	—	56,446	27,353	—	83,799
Deferred income taxes	—	—	1,614	—	1,614
Investment in subs	205,378	99,983	—	(305,361)	—
Other non-current assets, net	7,091	5,551	718	—	13,360

Total assets	$469,445	$486,388	$236,489	$(562,337)	$629,985

LIABILITIES, NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,278	$22,490	$—	$52,768
Accrued payroll	—	9,522	10,212	—	19,734
Accruals and other current liabilities	2,222	16,645	9,931	—	28,798
Deferred income taxes	—	—	118	—	118
Current portion of long-term debt	—	350	338	—	688
Loans payable to related parties	—	176,878	80,098	(256,976)	—

Total current liabilities	2,222	233,673	123,187	(256,976)	102,106

Long-term debt - less current portion and net of unaccreted discount and premium	258,827	3,060	1,474	—	263,361
Deferred income taxes	—	29,595	6,203	—	35,798
Pension liabilities	—	7,435	5,461	—	12,896
Long-term taxes payables	—	6,227	—	—	6,227
Other long-term liabilities	—	1,020	181	—	1,201
Redeemable non-Controlling Interest	—	—	—	—	—
Total Stockholders’ equity	208,396	205,378	99,983	(305,361)	208,396

Total liabilities, non-controlling interest and stockholders’ equity	$469,445	$486,388	$236,489	$(562,337)	$629,985

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Year to Date Ended September 29, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$366,332	$223,563	$(35,079)	$554,816
Cost of sales	—	266,899	158,310	(35,079)	390,130

Gross profit	—	99,433	65,253	—	164,686
Selling, general and administrative expenses	—	52,775	41,891	—	94,666
Research and development expenses	—	4,330	4,462	—	8,792

Income from operations	—	42,328	18,900	—	61,228
Intercompany interest (income) expense, net	(17,014)	16,960	54		—
Interest (income) expense, net	17,196	1,642	77	—	18,915
Other non-operating expense, net	—	1,108	726	—	1,834
Equity in earnings of subsidiaries	26,185	13,193	—	(39,378)	—

Income before income taxes	26,003	35,811	18,043	(39,378)	40,479
Provision for income taxes	(3,640)	9,626	4,850	—	10,836

Net income	29,643	26,185	13,193	(39,378)	29,643

Net loss (income) attributable to non-controlling interest	—	—	29	—	29

Net income attributable to Altra Holdings, Inc.	$29,643	$26,185	$13,222	$(39,378)	$29,672

Other comprehensive income
Foreign currency translation adjustment	3,140	3,140	3,140	(6,280)	3,140

Total comprehensive income	32,783	29,325	16,362	(45,658)	32,812

Comprehensive loss attributable to non-controlling interest	—	—	—	—	—

Comprehensive income attributable to Altra Holdings, Inc.	$32,783	$29,325	$16,362	$(45,658)	$32,812

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Year to Date Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$344,731	$191,944	$(33,580)	$503,095
Cost of sales	—	249,795	137,606	(33,580)	353,821

Gross profit	—	94,936	54,338	—	149,274
Selling, general and administrative expenses	—	51,639	32,366	—	84,005
Research and development expenses	—	3,962	3,582	—	7,544

Income from operations	—	39,335	18,390	—	57,725
Intercompany interest expense (income), net	(15,915)	15,915	—	—	—
Interest expense, net	17,319	605	90	—	18,014
Other non-operating income, net	—	(432)	(236)	—	(668)
Equity in earnings of subsidiaries	24,639	12,988	—	(37,627)	—

Income before income taxes	23,235	36,235	18,536	(37,627)	40,379
Provision (benefit) for income taxes	(8,544)	11,596	5,548	—	8,600

Net income	31,779	24,639	12,988	(37,627)	31,779

Other comprehensive income
Foreign currency translation adjustment	(1,439)	(1,439)	(1,439)	2,878	(1,439)

Total comprehensive income	$30,340	$23,200	$11,549	$(34,749)	$30,340

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended September 29, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$113,345	$71,881	$(10,738)	$174,488
Cost of sales	—	82,620	50,595	(10,738)	122,477

Gross profit	—	30,725	21,286	—	52,011
Selling, general and administrative expenses	—	18,149	12,636	—	30,785
Research and development expenses	—	1,456	1,367	—	2,823

Income from operations	—	11,120	7,283	—	18,403
Intercompany interest (income) expense, net	(5,479)	5,461	18		—
Interest (income) expense, net	5,899	631	107	—	6,637
Other non-operating expense (income), net	—	(204)	606	—	402
Equity in earnings of subsidiaries	7,404	4,816	—	(12,220)	—

Income before income taxes	6,984	10,048	6,552	(12,220)	11,364
Provision (benefit) for income taxes	(1,534)	2,644	1,736	—	2,846

Net income	8,518	7,404	4,816	(12,220)	8,518

Net loss (income) attributable to non-controlling interest	—	—	29	—	29

Net income attributable to Altra Holdings, Inc.	$8,518	$7,404	$4,845	$(12,220)	$8,547

Other comprehensive income
Foreign currency translation adjustment	6,605	6,605	6,605	(13,210)	6,605

Total comprehensive income	$15,123	$14,009	$11,450	$(25,430)	$15,152

	Quarter Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,929	$79,500	$(12,576)	$177,853
Cost of sales	—	80,066	57,334	(12,576)	124,824

Gross profit	—	30,863	22,166	—	53,029
Selling, general and administrative expenses	—	16,595	14,982	—	31,577
Research and development expenses	—	1,306	1,495	—	2,801

Income from operations	—	12,962	5,689	—	18,651
Intercompany interest (income) expense, net	(5,574)	5,574	—	—	—
Interest expense, net	6,450	198	50	—	6,698
Other non-operating income, net	—	30	186	—	216
Equity in earnings of subsidiaries	7,295	2,391	—	(9,686)	—

Income before income taxes	6,419	9,551	5,453	(9,686)	11,737
Provision (benefit) for income taxes	(5,721)	2,256	3,062	—	(403)

Net income	12,140	7,295	2,391	(9,686)	12,140

Other comprehensive income (loss)
Foreign currency translation adjustment (loss)	(7,008)	(7,008)	(7,008)	14,016	(7,008)

Total comprehensive income (loss)	$5,132	$287	$(4,617)	$4,330	$5,132

Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended September 29, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	$29,643	$26,185	$13,193	$(39,378)	$29,643
Undistributed equity in earnings of subsidiaries	(26,185)	(13,193)	—	39,378	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	9,264	5,774	—	15,038
Amortization of intangible assets	—	3,106	1,946	—	5,052
Amortization and write-offs of deferred financing costs	1,330	117	—	—	1,447
Loss on foreign currency, net	—	—	44	—	44
Accretion of debt discount, net	2,585	—	—	—	2,585
Stock-based compensation	—	2,233	—	—	2,233
Changes in assets and liabilities:
Trade receivables	—	(3,353)	1,219	—	(2,134)
Inventories	—	49	3,057	—	3,106
Accounts payable and accrued liabilities	2,423	2,006	(4,986)	—	(557)
Other current assets and liabilities	—	707	277	—	984
Other operating assets and liabilities	(464)	(2,532)	48	—	(2,948)

Net cash provided by operating activities	9,332	24,589	20,572	—	54,493

Cash flows used in investing activities

Purchase of property, plant and equipment	—	(14,963)	(10,199)	—	(25,162)
Acquisition of Lamifelx, net of $68 cash	—	—	(7,444)	—	(7,444)

Net cash used in investing activities	—	(14,963)	(17,643)	—	(32,606)

Cash flows from financing activities
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)	—	—	(3,000)
Purchase of 8 1/8 Senior Secured notes	(21,000)	—	—	—	(21,000)
Shares repurchased for tax withholdings	—	(905)	—	—	(905)
Dividend payment	(1,348)	—	—	—	(1,348)
Payments on mortgages	—	—	(736)	—	(736)
Payments on capital leases	—	(257)	(46)	—	(303)
Change in affiliate debt	13,016	(17,836)	4,820	—	—

Net cash provided by (used in) financing activities	(9,332)	(21,998)	4,038	—	(27,292)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,026	—	1,026

Net change in cash and cash equivalents	—	(12,372)	7,993	—	(4,379)
Cash and cash equivalents at beginning of year	—	49,876	42,639	—	92,515

Cash and cash equivalents at end of period	$—	$37,504	$50,632	$—	$88,136

Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Ended October 1, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	$31,779	$24,639	$12,988	$(37,627)	$31,779
Undistributed equity in earnings of subsidiaries	(24,639)	(12,988)	—	37,627	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	5,422	7,836	—	13,258
Amortization of intangible assets	—	3,089	1,479	—	4,568
Amortization and write-offs of deferred financing costs	1,037	335	—	—	1,372
Gain on foreign currency, net	—	—	(324)	—	(324)
Accretion of debt discount, net	1,887	—	—	—	1,887
Stock-based compensation	—	1,933	—	—	1,933
Changes in assets and liabilities:					—
Trade receivables	—	(9,354)	(8,317)	—	(17,671)
Inventories	—	(9,008)	(4,865)	—	(13,873)
Accounts payable and accrued liabilities	4,311	(3,329)	8,570	—	9,552
Other current assets and liabilities	—	(675)	1,555	—	880
Other operating assets and liabilities	—	(6,364)	2,110	—	(4,254)

Net cash provided by operating activities	14,375	(6,300)	21,032	—	29,107

Cash flows used in investing activities
Purchase of property, plant and equipment	—	(5,966)	(7,874)	—	(13,840)
Acquisition of Bauer net of cash $41 thousand cash received	—	(1,146)	(68,314)	—	(69,460)
Proceeds from sale of Chattanooga	—	1,484	—	—	1,484

Net cash used in investing activities	—	(5,628)	(76,188)	—	(81,816)

Cash flows from financing activities

Proceeds from issuance from Convertible Notes	85,000	—	—	—	85,000

Purchase of 8 1/8 Senior Secured Notes	(8,230)	—	—	—	(8,230)
Payment of issuance costs for Convertible Notes	(3,414)	—	—	—	(3,414)
Shares surrendered for tax withholdings	(914)	—	—	—	(914)
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	—	(2,290)	—	—	(2,290)
Payments on mortgages	—	—	(516)	—	(516)
Payments on capital leases	—	(228)	(399)	—	(627)
Change in affiliate debt	(86,817)	31,384	55,433	—	—

Net cash provided by financing activities	(14,375)	28,866	54,518	—	69,009

Effect of exchange rate changes on cash and cash equivalents	—	—	1,238		1,238

Net change in cash and cash equivalents	—	16,938	600	—	17,538
Cash and cash equivalents at beginning of year	—	37,125	35,598	—	72,723

Cash and cash equivalents at end of period	$—	$54,063	$36,198	$—	$90,261

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

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context requires otherwise, the terms “Altra Holdings,” “the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.

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

On April 5, 2007, we acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products with a history dating back to 1857.

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

On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A. (“Lamiflex”). Lamiflex is the premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.

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

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications

Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors

Gearing	Boston Gear, Nuttall Gear, Delroyd, Bauer Gear Motor	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment

Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s, PowerFlex	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps

Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors

Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools

Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European and global economies in general. In the remainder of 2012, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on maintaining a reduced cost base. Among other items, we expect our strategic initiatives during the remainder of 2012 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.

In July 2012, we acquired Brazil-based Lamiflex. We believe the Lamiflex acquisition will create business opportunities for us in certain previously underpenetrated geographic regions and will provide us with a platform from which we can further execute our acquisition strategy.

As a result of continued sluggish demand in Europe and general global economic conditions, we have begun to take actions to improve profitability in the coming quarters. We are currently evaluating restructuring activities primarily within Europe to improve operational efficiency. We expect to have formalized a restructuring plan by the end of 2012.

These actions, which we expect to accelerate during the next few quarters, include reducing headcount, limiting discretionary spending, moving certain product line manufacturing to low-cost countries and raising pricing in certain end markets. We expect sales and profitability growth to continue to moderate as a result of moderating economic conditions in North America and Asia and continued weakness in Europe. Given that our Senior Secured Notes become callable December 1, 2012, and the current conditions in the credit markets, we currently are evaluating potential refinancing options.

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

Results of Operations

	Quarter Ended		Year to Date Ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$174,488	$177,853	$554,816	$503,095
Cost of sales	122,477	124,824	390,130	353,821

Gross profit	52,011	53,029	164,686	149,274
Gross profit percentage	29.81%	29.82%	29.68%	29.67%
Selling, general and administrative expenses	30,785	31,577	94,666	84,005
Research and development expenses	2,823	2,801	8,792	7,544

Income from operations	18,403	18,651	61,228	57,725

Interest expense, net	6,637	6,698	18,915	18,014
Other non-operating (income) expense, net	402	216	1,834	(668)

Income before income taxes	11,364	11,737	40,479	40,379
Provision for income taxes	2,846	(403)	10,836	8,600

Net income	$8,518	$12,140	$29,643	$31,779

Quarter Ended September 29, 2012 compared with Quarter Ended October 1, 2011

(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Net sales	$174,488	$177,853	$(3,365)	-1.9%

The decrease in sales during the quarter ended September 29, 2012 was due to the negative impact of foreign exchange rate changes of $5.6 million primarily related to the Euro and British Pound Sterling rates compared to 2011 and a decrease in our European sales due to the softening of the European economy. The negative impact of foreign exchange was offset by an increase in sales due to the acquisition of Lamiflex of $1.4 million and the Company’s performance in North America and Asia. We expect to see a continued softening in our order rates in the remainder of 2012, particularly in Europe.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Gross Profit	$52,011	$53,029	$(1,018)	-1.9%
Gross Profit as a percent of sales	29.8%	29.8%

Gross profit as a percentage of sales remained consistent with prior year despite a decrease in sales, primarily due to the price increases implemented during the past twelve months, low cost country sourcing and productivity improvements. We expect our full year 2012 gross profit as a percentage of sales to continue to be consistent with 2011.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Selling, general and administrative expense (“SG&A”)	$30,785	$31,577	$(792)	-2.5%
SG&A as a percent of sales	17.6%	17.8%

The decrease in SG&A is due primarily to the impact of the change in foreign exchange rates, particularly the Euro. In addition, in the quarter to date period ended October 1, 2011, we incurred one-time acquisition related expense of $0.7 million related to the acquisition of Bauer. SG&A as a percentage of sales decreased when compared to 2011 due to the profit improvement plans in place at our Bauer business and a decrease in certain employee benefit costs.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Research and development expenses (“R&D”)	$2,823	$2,801	$22	0.8%

R&D expenses as a percentage of sales remained consistent with prior year. We do not forecast significant variances in future periods.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Interest Expense, net	$6,637	$6,698	$(61)	-0.9%

Net interest expense is consistent with the quarter ended October 1, 2011. In both 2011 and 2012, we redeemed a portion of our Senior Secured Notes. As a result of the redemption we recorded a write off of deferred financing costs and the original issue discount of $0.7 million and $0.3 million in the quarters ended September 29, 2012 and October 1, 2011, respectively. As a result of our Senior Secured Notes becoming callable on December 1, 2012 and the prevailing credit markets, we are currently evaluating refinancing alternatives.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Other non-operating expense, net	$402	$216	$186	86.1%

The increase in other non-operating expense is due to changes in foreign currency, primarily the British Pound Sterling and Euro from the prior year period.

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	%

Provision for income taxes	$2,846	$(403)	$3,249	-806.2%
Provision for income taxes as a % of income before income taxes	25.0%	-3.4%

The prior year period provision for income taxes, as a percentage of income before taxes, was significantly higher than that of the quarter ended September 29, 2012 primarily due to the 2011 recognition of benefits of certain significant discrete items described below. During the quarter ended October 1, 2011 the Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve amount released in the quarter ended October 1, 2011 as the result of the ruling consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, during the quarter ended October 1, 2011, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company was approximately $3.2 million. Finally, during the quarter ended October 1, 2011, the Company released $0.7 million of a valuation allowance against state income tax attributes. This amount was fully recognized in the Company’s effective rate for the quarter ended October 1, 2011. In the quarter ended September 29, 2012, there was a favorable benefit recorded related to the change in tax rates in certain jurisdictions of $0.4 million.

Year to Date Period Ended September 29, 2012 compared with the Year to Date Period Ended October 1, 2011

(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Net sales	$554,816	$503,095	$51,721	10.3%

Sales increased during the year to date period ended September 29, 2012 primarily due to the acquisition of Bauer. Of the increase in sales, approximately $39.5 million are additional sales related to the acquisition of Bauer and modest increases in sales in North America and the rest of the world, partially offset by the impact related to the economic downturn in Europe and $9.3 million related to the negative impact of foreign exchange rate changes primarily attributed to the Euro and British Pound Sterling rates compared to 2011. We expect to see a continued softening in our order rates in the remainder of 2012, particularly in Europe.

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Gross Profit	$164,686	$149,274	$15,412	10.3%
Gross Profit as a percent of sales	29.7%	29.7%

The increase in gross profit during the year to date period ended September 29, 2012 is due primarily to the acquisition of Bauer. Of the increase in gross profit, approximately $10.6 million is related to the acquisition of Bauer. In addition, price increases implemented during the past twelve months, profit improvements within Bauer, productivity improvements and low cost country sourcing have resulted in gross profit margins staying consistent with prior year. These factors are offset by the negative impact of foreign exchange rate changes primarily related to the Euro and British Pound Sterling compared to 2011 of $2.9 million.

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Selling, general and administrative expense (“SG&A”)	$94,666	$84,005	$10,661	12.7%
SG&A as a percent of sales	17.1%	16.7%

Of the increase in SG&A, $10.1 million was due to the acquisitions of Bauer and Lamiflex. The increased costs associated with wage increases were offset by the favorable effect of foreign exchange of $1.8 million and a decrease in acquisition related expense of $2.3 million. SG&A as a percentage of sales increased as a result of the acquisition of Bauer. We expect increases to our SG&A costs for the remainder of 2012, however, we have begun to take actions in Europe to improve profitability in the coming quarters. These actions, which we expect to accelerate during the next few quarters, include reducing headcount and limiting discretionary spending.

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Research and development expenses (“R&D”)	$8,792	$7,544	$1,248	16.5%

R&D expenses increased on an absolute dollar basis but represented approximately 1.5% of sales in both periods. $1.0 million of the increase in R&D expense in 2012 is related to the fully year effect of the acquisition of Bauer, which occurred in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense. We do not forecast significant variances in future periods.

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Interest Expense, net	$18,915	$18,014	$901	5.0%

Net interest expense increased due to the additional premium paid related to the redemption of Senior Secured Notes in July 2012, offset by lower expense on the Senior Secured Notes, as a result of lower outstanding average borrowings. As a result of our Senior Secured Notes becoming callable on December, 1, 2012 and prevailing conditions in credit markets, we are currently are evaluating refinancing.

	Year to Date Period Ended
	September 29, 2012	October 1, 2011	Change	%

Other non-operating (income)expense, net	$1,834	$(668)	$2,502	-374.6%

Other non-operating expense (income) in the year to date period ended September 29, 2012 related primarily to the settlement of a tax matter with the State of New York for which we were entitled to be fully indemnified. The settlement was for less than the indemnification receivable we had recorded, resulting in a reversal of part of the receivable amounting to an expense of $0.9 million. We recorded an offsetting benefit in the 2012 tax provision as a result of the settlement. The remainder of expense in 2012, and income in 2011, relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

	September 29, 2012	October 1, 2011	Change	%

Provision for income taxes	$10,836	$8,600	$2,236	26.0%
from operations before income taxes	26.8%	21.3%

The 2012 provision for income taxes, as a percentage of income before taxes, was higher than that of 2011 primarily due to 2011 favorable discrete items including a third quarter tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve amount released as a result of the ruling consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, during the quarter ended October 1, 2011, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company was approximately $3.2 million. Finally, during the quarter ended October 1, 2011 the Company released $0.7 million of a valuation allowance against state income tax attributes. This amount was fully recognized in the Company’s effective rate for the quarter ended October 1, 2011.

Certain discrete tax items that occurred in the quarter ended June 30, 2012 partially offsetting the 2011 discrete tax items. During the quarter ended June 30, 2012, the Company settled a tax matter with the State of New York for which the Company was fully indemnified. Upon completion of the settlement, the Company released its reserve for tax, interest and penalties related to the unrecognized tax benefit. In addition, the Company recognized the completion of the 2010 limited scope audit, and the substantial completion of the 2007 audit by the Internal Revenue Service during the quarter ended June 30, 2012. During the quarter ended September 29, 2012, there was a benefit recorded related to the change in tax rates in certain jurisdictions of $0.4 million.

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

Given that our Senior Secured Notes become callable December 1, 2012, and the current conditions in the credit markets, we currently are evaluating refinancing options.

Borrowings

	September 29, 2012	December 31, 2011

Debt:
Revolving Credit Agreement	$—	$—
Convertible Notes	85.0	85.0
Senior Secured Notes	177.0	198.0
Variable rate demand revenue bonds	—	3.0
Mortgages	1.0	1.8
Capital leases and other	1.2	0.4

Total Debt	$264.2	$288.2

Convertible Senior Notes

In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. The Convertible Notes are unsecured obligations and are guaranteed by each of the Company’s existing and future domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.6 million, net of fees and expenses, which were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at September 29, 2012.

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

During the quarter ended September 29, 2012, the Company repurchased $21.0 million of Senior Secured Notes at a premium of $0.6 million, which was recorded as part of interest expense in the quarter ended September 29, 2012. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.6 million which was recorded as part of interest expense in the quarter ended September 29, 2012.

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

We were in compliance in all material respects with all covenants of the indenture governing the Senior Secured Notes at September 29, 2012.

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

As of September 29, 2012, we were in compliance in all material respects with all covenant requirements associated with our Revolving Credit Agreement. As of September 29, 2012, we had no borrowings and $6.5 million in letters of credit outstanding under the Revolving Credit Agreement.

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 29, 2012 and October 1, 2011, respectively,

	2012	2011
Cash flows from operating activities	$54,493	$29,107
Cash flows from investing activities	(32,606)	(81,816)
Cash flows from financing activities	(27,292)	(69,009)
Effect of exchange rate on cash and cash equivalents	1,026	1,238

Cash and cash equivalents at the end of the period	$88,136	$90,261

The primary sources of funds provided by operating activities of $54.5 million for the year to date period ended September 29, 2012 resulted from cash provided from net income of $29.6 million. The net impact of the add-back of non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was $26.4 million. This amount was offset by a net increase in current assets and liabilities of $1.5 million.

The net increase in cash flows from operations is primarily related to a decrease in accounts receivable and inventory. Due to the focus on the integration of Bauer, and the inclusion of an additional $18.4 million of accounts receivables, the cash collection of those receivables in 2011 was not as timely as it has been since. Inventory balances have decreased due to planned inventory management efforts that have positively impacted our inventory levels. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of 2012 due to a decrease in working capital, specifically accounts receivable and inventory.

The change in net cash used in investing activities was primarily due to the acquisition of Bauer in May 2011. The increase in capital expenditures relates to additional expenditures for our implementation of SAP of $3.2 million as well as to fund our plant construction in ChangZhou, China of $5.6 million. We expect to incur between $5 million and $10 million of additional capital expenses in the remainder of 2012 related to our construction project in ChangZhou, continued implementation of our ERP system, and purchases of machinery and equipment for production expansion and maintenance of our current manufacturing facilities.

The change in net cash used in by financing activities was primarily due to the issuance of $85.0 million of Convertible Notes in March 2011. The cash used in financing activities in the year to date period ended September 29, 2012 was used to purchase $21.0 million of 8 1/8 Senior Secured Notes, to redeem $3.0 million in variable rate demand revenue bonds related to our San Marcos facility, to make payments of capital lease obligations of $0.3 million, $0.7 million of payments on mortgages, and to repurchase $0.9 million of shares in lieu of tax withholdings, and to make $1.3 million of dividend payments

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, and capital expenditures, for pension funding, to repay our debt, and to pay dividends to our stockholders. In July 2012, we redeemed $21.0 million of Senior Secured Notes. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Agreement provide additional potential sources of liquidity should they be required. As a result of continued sluggish demand in Europe and general global economic conditions, we have begun to take actions to improve profitability in the coming quarters. We are currently evaluating restructuring activities, primarily within Europe to improve operational efficiency. We expect to have formalized a restructuring plan by the end of 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 29, 2012, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 29, 2012, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

With the exception of changes resulting from the Lamiflex Acquisition that occurred on July 11, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 29, 2012, management has excluded the operations of Lamiflex. The Company is currently assessing the control environment of this acquired business.

The Company’s consolidated financial statements reflect Lamiflex’s results of operations from the beginning of business on July 11, 2012 forward. The acquired business’ total revenue was less than 1% of the Company’s total revenue at September 29, 2012.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Those risk factors described below, elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 are incorporated herein by reference.

During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

Recently, employees at our Kilian manufacturing plant in Toronto, Canada voted in favor of the certification of a union at that facility. As a result of this vote, we have engaged in the process of negotiating a new collective bargaining agreement and we believe we have reached an agreement in principal with the union. If further negotiations are required, however, such negotiations could divert management attention and result in increased operating expenses and lower net income. Furthermore, if we are unable to negotiate and finalize an acceptable collective bargaining agreement, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended September 29, 2012.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2012 to July 28, 2012	—	$—	—	$—
July 29, 2012 to August 25, 2012	404,701	$17.26	—	$—
August 26, 2012 to September 29, 2012	11,764	$18.41	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective November 5, 2012, we have entered into an amended and restated employment agreement with Christian Storch, our Chief Financial Officer. Mr. Storch’s previous employment agreement was scheduled to expire in December 2012. Mr. Storch’s amended and restated employment agreement was approved by our Board of Directors on November 5, 2012 and has an effective date of November 5, 2012. Under the terms of his employment agreement, Mr. Storch has a one-year employment term, following which the agreement automatically renews for successive one-year terms unless either we or Mr. Storch terminates the agreement upon 6 months prior notice to such renewal date. Pursuant to his employment agreement, Mr. Storch will continue to receive his current base salary of $371,527 per year for his services. Mr. Storch’s employment agreement contains usual and customary restrictive covenants, including 12 month non-competition provisions and non-solicitation/no hire of employees or customers provisions, non-disclosure of proprietary information provisions and non-disparagement provisions. In the event of a termination without “cause” or departure for “good reason,” Mr. Storch is entitled to severance equal to 12 months salary, continuation of medical and dental benefits for the 12-month period following the date of termination, and an amount equal to his pro-rated bonus for the year of termination. In addition, upon such termination, fifty percent (50%) of Mr. Storch’s unvested restricted stock received from our equity incentive plan shall automatically vest. Under the agreement, Mr. Storch is also eligible to participate in all compensation or employee benefit plans or programs and to receive all benefits and perquisites for which salaried employees of the Company generally are eligible under any current or future plan or program on the same basis as other senior executives of the Company.

The foregoing summary is qualified in its entirety by reference to Mr. Storch’s employment agreement, which is being filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

10.2*†	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

November 7, 2012	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

November 7, 2012	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

November 7, 2012	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

10.2*†	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.