Form 10-K
period 2012-12-31
Altra Holdings, Inc.
filed 2013-02-25
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $406.3 million.

As of February 19, 2013, there were 26,903,056 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Holdings, Inc. Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc., or Altra Industrial, and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of 55 of its subsidiaries and 85% of the capital stock of one of its subsidiaries located in Brazil. The following chart illustrates a summary of our corporate structure:

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation, and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, belted drives, couplings, engineered bearing assemblies, linear components, gear motors, electronic drives and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2012, we had net sales of $732.0 million and net income attributable to Altra Holdings, Inc. of $24.3 million.

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

History and Acquisitions

Although we were incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of the MPT (mechanical power transmission) group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber and Wichita Clutch brands. Colfax formed Power Transmission Holding, LLC or “PTH” in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.

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

On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s Corporation, or TB Wood’s. TB Wood’s is an established designer, manufacturer and marketer of mechanical industrial power transmission products. In December 2007, the Company divested the TB Wood’s electronics division.

On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power, a manufacturer of universal joints.

On May 29, 2011, the Company acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business or Bauer. We refer to this transaction as the Bauer Acquisition. Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy.

On July 11, 2012, the Company acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A., or Lamiflex. Lamiflex is one of the premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.

Our Industry

Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $36.3 billion in 2012. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $19.0 billion market in the United States in 2012.

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

Our Strengths

Leading Market Shares and Brand Names.    We believe we hold the number one or number two market position in key products across many of our core platforms. We believe that almost 50% of our sales are derived from products where we hold the number one or number two share and brand recognition, assuming our brands in the same product category are taken together, in the markets we serve. In addition, we believe we have recently captured additional market share in several product lines due to our innovative product development efforts and exceptional customer service.

Customized, Engineered Products Serving Niche Markets.    We employ approximately 208 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.    With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2012, we estimate that approximately 40% of our revenues were derived from aftermarket sales.

Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2012, no single industry represented more than 11% of our total sales. In addition, we are geographically diversified with approximately 42% of our sales coming from outside North America during 2012.

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

Experienced, High-Caliber Management Team.    We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of 15 years with our companies. Our CEO, Carl Christenson, has over 30 years of experience in the MPT industry, while our CFO, Christian

Storch, has approximately 25 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.

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

Accelerate New Product and Technology Development.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $63.2 million in revenues during 2012.

Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market.    We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation. We are expanding our manufacturing presence in Asia beyond our current plant in Shenzhen, China, with the construction of our new manufacturing facility in Changzhou, China, which was completed during the fourth quarter of 2012. During 2012, we sourced approximately 26% of our purchases from low-cost countries, resulting in average cost reductions of approximately 41% for these products. Within the next five years, we intend to utilize our sourcing resources in China to increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

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

Products

We produce and market a wide variety of MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered belted drives, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd, Warner Linear, Bauer Gear Motor, and PowerFlex. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger. The following discussion of our products does not include detailed product category revenue because such information is not individually tracked by our financial reporting system and is not separately reported by our general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. We maintain sales information by operating facility, but do not maintain any accounting sales data by product line.

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

Gearing.    Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive and gear motor configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing products under the Boston Gear, Nuttall Gear, Delroyd, and Bauer Gear Motor brand names. We manufacture our gearing products at our facilities in New York, North Carolina, Germany, Slovakia, and China, and sell to a variety of end markets.

Engineered Couplings.    Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we design our couplings with a measure of flexibility that accommodates various degrees of misalignment. Our coupling product line includes gear couplings, high-speed disc and diaphragm couplings, elastomeric couplings, grid couplings, universal joints, jaw couplings and spindles. Our coupling products are used in a wide range of markets including power generation, steel and custom machinery industries. We manufacture a broad range of coupling products under the Ameridrives, Bibby, Lamiflex and TB Wood’s brand names. Our engineered couplings are manufactured in our facilities in China, Brazil, Mexico, Pennsylvania, Texas, the United Kingdom and Wisconsin.

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

Power Transmission Components.    Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion. Power transmission products are applicable in most industrial markets, including, but not limited to metals processing, turf and garden and material handling applications. Specific product lines include linear actuators, miniature and small precision couplings, air motors, friction materials, hydrostatic drives and other various items. We manufacture or market a broad array of power transmission components under several businesses including Warner Linear, Huco Dynatork, Boston Gear, Warner Electric, TB Wood’s and Matrix. Our core power transmission component manufacturing facilities are located in Illinois, Pennsylvania, North Carolina, the United Kingdom and China.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 139 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2012, we derived approximately 58% of our net sales from customers in North America, 29% from customers in Europe and 13% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord Corporation., and Regal-Beloit Corporation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “ Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor and PowerFlex.

Employees

As of December 31, 2012, we had 3,617 full-time employees, of whom approximately 55% were located in North America (primarily U.S.), 31% in Europe, and 14% in Asia and the rest of the world. Approximately 17% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 664 employees or 59% of our European employees are represented by labor unions or works councils. Approximately 70 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 30 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 58 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2013, October 2013, June 2014, and, October 2014, respectively. With respect to the collective bargaining agreement scheduled to expire in July 2013, we have entered into a plant closing agreement with labor union employees at our South Beloit Manufacturing facility. The facility is substantially closed with the exception of one remaining product line.

We are also party to a collective bargaining agreement with union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2015.

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

Our facilities in Europe and Brazil have employees who are generally represented by local or national social works councils. Social works councils meet with employer industry associations periodically to discuss employee wages and working conditions. Our facilities in France, Germany, Slovakia, and Brazil often participate in such discussions and adhere to any agreements reached.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated. From time to time, we are notified that we are a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, we have generally resolved matters involving off-site disposal facilities for a nominal sum although there can be no assurance that we will be able to resolve pending and future matters in a similar fashion.

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 19, 2013 (ages are as of December 31, 2012):

Michael L. Hurt (age 67) , P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 53) has been our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 53) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 46) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 63) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 43) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 49) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2012, approximately 33% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2012. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 42% of our total net sales for the year ended December 31, 2012. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, France, Germany, Mexico, Russia, Slovakia, and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any production disruptions could materially adversely affect our business.

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

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2012, the average price of copper and steel has increased approximately 168% and 78%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

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

As of December 31, 2012, we had 3,617 full-time employees, of whom approximately 55% were located in North America (primarily U.S.), 31% in Europe, and 14% in Asia and the rest of the world. Approximately 17% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 664 employees or 59% of our European employees are represented by labor unions or works councils. Approximately 70 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 30 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 58 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2013, October 2013, June 2014, and, October 2014, respectively. With respect to the collective bargaining agreement scheduled to expire in July 2013, we have entered into a plant closing agreement with labor union employees at our South Beloit Manufacturing facility. The facility is substantially closed with the exception of one remaining product line.

We are also party to a collective bargaining agreement with union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2015.

One of the four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by that agreement who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

Our facilities in Europe and Brazil have employees who are generally represented by local or national social works councils. Social works councils meet with employer industry associations periodically to discuss employee wages and working conditions. Our facilities in France, Germany, and Slovakia often participate in such discussions and adhere to any agreements reached.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated. From time to time, we are notified that we are a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, we have generally resolved matters involving off-site disposal facilities for a nominal sum although there can be no assurance that we will be able to resolve pending and future matters in a similar fashion.

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

As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $7.5 million) was approximately $27.1 million as of December 31, 2012 while the fair value of plan assets associated with these U.S. plans was approximately $19.8 million as of December 31, 2012. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2012, minimum funding requirements are estimated to be $1.0 million annually for each year from 2013 through 2017. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition and Bauer Acquisition, we agreed to assume certain pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $7.5 million as of December 31, 2012. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $0.2 million as of December 31, 2012.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles in December 2012 resulted in no reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

We have begun the worldwide implementation of a new Enterprise Resource Planning system entitled “SAP,” with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The adoption of the new SAP system, which will replace the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. As a result, we expect the system implementation process to continue for approximately the next 18 months. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on our operations. Further, if implementation of the SAP system is delayed, we would continue to use our current system which may not be sufficient to support our planned operations and significant upgrades to the current system may be warranted or required to meet our business needs pending SAP implementation. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2012, we had approximately $266.9 million of gross indebtedness outstanding and $113.1 million available under our Revolving Credit Facility (as defined herein). Under the Credit Agreement, we have a $100,000,000 Term Loan Facility and a $200,000,000 Revolving Credit Facility. Our indebtedness has important consequences; for example, it could:

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

Substantially all of the domestic personal property of Altra Holdings and its domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the credit agreement (the “Credit Agreement”) governing our Revolving Credit Facility and Term Loan Credit Facility. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

In the future, the then current economic and credit market conditions may limit our access to additional capital, to the extent that the Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. There can be no assurance that there will not be a deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing, if need be, on similar or acceptable terms. An inability to access sufficient financing or capital could have an adverse impact on our operations and thus on our operating results and financial position.

Our Credit Agreement imposes significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

Subject to a number of important exceptions, the Credit Agreement may limit our ability to:

•	incur more debt;

•	pay dividends or make other distributions;

•	redeem stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens;

•	reorganize our corporate structure;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

The restrictions contained in the Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Credit Agreement. If any such default occurs, the lenders under the Credit Agreement may elect to declare all of the outstanding debt, under the Credit Agreement together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in those circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement, the lenders under the Credit Agreement will have the right to proceed against the collateral described above that secures the debt. If the debt under the Credit

Agreement were to be accelerated, we may not have the ability to refinance that debt, and if we can, the terms of such refinancing may be less favorable than the current financing terms under the Credit Agreement. In the event that the indebtedness is accelerated, our assets may not be sufficient to repay in full all of our debt.

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

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption in recent years, including, among other things, concerns regarding the stability and viability of major financial institutions, the weak state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Further, economic conditions in the European Union have deteriorated and with the Bauer Acquisition our exposure to European markets has increased. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S., European, and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

We may not realize the expected benefits of the Bauer Acquisition and the Lamiflex Acquisition because of integration difficulties and other challenges.

The success of the Bauer Acquisition and the Lamiflex Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating the Bauer and the Lamiflex businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of the Bauer and Lamiflex businesses include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in the Bauer business, the Lamiflex business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

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

We may not realize the expected growth and production savings from Construction of our new China facility.

We have recently completed the construction of a plant in Changzhou, China. There are numerous risks and uncertainties that may prevent us from achieving the revenues we currently anticipate from this facility. Some of these risks and uncertainties relate to our ability to: offer new and innovative products to attract and retain a larger customer base; attract additional customers; undertake more contracted projects; maintain effective control of our costs and expenses; respond to evolving social, economic and political changes in China; respond to competitive market conditions; manage risks associated with intellectual property rights; and attract, retain and motivate qualified personnel. If we are unsuccessful in addressing any of these risks and uncertainties and such growth or production savings do not materialize, or should the timeline for full production at the facility be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In addition to our leased headquarters in Braintree, Massachusetts, we maintain 29 production facilities, thirteen of which are located in the United States, one in Canada, ten in Europe, two in each of Brazil and China and one in Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2012, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Ft.	Type of Possession	Expiration
United States
Chambersburg,
Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois(1)	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag, Marland	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Scotland, Pennsylvania	TB Wood’s	Portion of the space is leased to a third party	42,385	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Portion of the space is leased to a third party	30,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	51,699	Leased	April 30, 2014
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2017
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2018
New Hartford, Connecticut	Inertia Dynamics, Warner Electric	Electromagnetic Clutches & Brakes	81,491	Leased	July 30, 2024
Braintree, Massachusetts(2)	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2015
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2016
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch, Twiflex	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes Precision Components	72,000	Leased	April 30, 2014
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	27,889	Leased	February 24, 2022
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(3)
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	December 19, 2017
Esslingen, Germany	Bauer Gear Motor	Gear motors	61,762	Leased	Various
Zlate Moravce, Slovakia	Bauer Gear Motor	Gear motors	41,499	Leased	(4)
Changzhou, China	Ameridrives	Engineered Couplings	107,348	Owned	N/A
Sao Paulo, Brazil	Lamiflex	Engineered Couplings	10,764	Leased	N/A (5)
Cotia, Brazil	Lamiflex	Engineered Couplings	26,910	Owned	N/A (6)

(1)	Shared services center and & selective engineering functions as well as a production facility

(2)	Corporate headquarters and selective customer service functions.

(3)	Must give the lessor twelve months notice for termination.

(4)	Indefinite lease; lease cancelable with 2 year notice given.

(5)	Month to month lease. Must give lessor 30 days notice for termination.

(6)	The company expects to occupy and begin manufacturing upon receipt of required governmental permits.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 19, 2013, the number of holders of record of our common stock was approximately 59.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2012
Fourth Quarter	$22.18	$15.78
Third Quarter	$20.34	$14.55
Second Quarter	$19.65	$14.71
First Quarter	$22.18	$17.03
Fiscal year ended December 31, 2011
Fourth Quarter	$19.08	$10.60
Third Quarter	$25.60	$10.98
Second Quarter	$26.73	$22.28
First Quarter	$24.17	$19.14

Dividends

The Company declared and paid dividends of $0.05 per share for the quarters ended June 30, 2012 and September 29, 2012. The Company declared and paid a dividend of $0.06 per share for the quarter ended December 31, 2012. There were no dividends declared or paid during the quarter ended March 31, 2012 or during the year ended December 31, 2011. The Company has declared a dividend of $0.08 per share for the quarter ended March 30, 2013, payable on April 3, 2013 to shareholders of record as of March 18, 2013. See Notes 10 and 15 to the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders(1)	—	$—	910,281
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	910,281

(1)	The equity compensation plans were approved by the Company’s shareholders prior to the initial public offering. Additional shares under the plan were approved by the Company’s shareholders at its most recent annual meeting.

Issuer Repurchases of Equity Securities

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
September 30, 2012 to October 27, 2012	122	$17.43	—	$—
October 28, 2012 to November 24, 2012	—	$—	—	$—
November 25, 2012 to December 31, 2012	2,072	$20.46	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5 year period from December 31, 2007, through December 31, 2012, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment.

	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010
Altra Holdings, Inc.	23.19%	-0.59%	23.04%	12.37%	-41.41%	-71.26%	-44.52%	-17.11%	-8.52%	1.70%	-3.56%	9.11%
S&P Small Cap 600	-1.97%	-10.20%	-8.58%	-7.33%	-33.33%	-44.81%	-33.66%	-22.21%	-17.48%	-10.61%	-18.63%	-11.04%
Peer Group	3.57%	-14.65%	-4.58%	-1.28%	-29.29%	-43.97%	-30.25%	-23.53%	-16.55%	-7.27%	-13.74%	-6.22%
	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Altra Holdings, Inc.	47.11%	74.96%	77.70%	-14.30%	39.48%	42.22%	16.59%	34.81%	63.33%
S&P Small Cap 600	3.14%	10.81%	10.33%	-11.83%	2.98%	14.98%	10.51%	16.11%	18.24%
Peer Group	8.32%	15.53%	9.70%	-17.43%	-5.31%	6.38%	3.14%	14.47%	17.12%

The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., Regal Beloit Corp., and Kaydon Bearings Corp.

Item 6.    Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Holdings, Inc. Amounts in thousands, except per share data
	Year Ended December 31,
	2012	2011	2010	2009	2008
Net sales	$731,990	$674,812	$520,162	$452,846	$635,336
Cost of sales	513,442	478,394	366,151	329,825	449,244

Gross profit	218,548	196,418	154,011	123,021	186,092
Operating expenses:
Selling, general and administrative expenses	127,044	113,375	89,478	81,117	99,185
Research and development expenses	11,457	10,609	6,731	6,261	6,589
Goodwill impairment	—	—	—	—	31,810
Restructuring costs	3,196	—	2,726	7,286	2,310
Gain on curtailment of post-employment benefit plans	—	—	—	(1,467)	(925)
Loss on disposal of assets	—	—	—	545	1,584

	141,697	123,984	98,935	93,742	140,553
Income from operations	76,851	72,434	55,076	29,279	45,539
Other non-operating income and expense:
Interest expense, net	40,790	24,035	19,638	32,976	28,339
Other non-operating (income) expense, net	1,702	(32)	909	981	(6,249)

	42,492	24,003	20,547	33,957	22,090
Income (loss) from continuing operations before income taxes	34,359	48,431	34,529	(4,678)	23,449
Provision (benefit) for income taxes	10,154	10,756	10,004	(2,364)	16,731

Income (loss) from continuing operations	24,205	37,675	24,525	(2,314)	6,718
Loss from discontinued operations, net of income taxes of $43 in 2008	—	—	—	—	(224)
Net income (loss)	24,205	37,675	24,525	(2,314)	6,494
Net loss attributable to non-controlling interest	88	—	—	—

Net income attributable to Altra Holdings, Inc.	$24,293	$37,675	$24,525	$(2,314)	$6,494

Other Financial Data:
Depreciation and amortization	$27,376	$24,683	$20,036	$22,072	$21,068
Purchases of fixed assets	31,346	22,242	17,295	9,194	19,289
Cash flow provided by (used in):
Operating activities	59,918	46,901	42,764	59,388	45,114
Investing activities	(38,770)	(89,887)	(17,827)	(9,194)	(3,687)
Financing activities	(29,880)	64,765	(3,359)	(54,016)	(31,760)
Weighted average shares, basic	26,656	26,526	26,399	25,945	25,496
Weighted average shares, diluted	26,756	26,689	26,535	25,945	26,095
Earnings per share:
Net income (loss) from continuing operations attributable to Altra Holdings, Inc.	$0.91	$1.42	$0.93	$(0.09)	$0.26
Net loss from discontinued operations	—	—	—	—	(0.01)

Net income (loss) attributable to Altra Holdings, Inc	$0.91	$1.42	$0.93	$(0.09)	$0.25

Diluted earnings per share:
Net income (loss) from continuing operations attributable to Altra Holdings, Inc.	$0.91	$1.41	$0.92	$(0.09)	$0.26
Net loss from discontinued operations	—	—	—	—	(0.01)

Net income (loss) attributable to Altra Holdings, Inc.	$0.91	$1.41	$0.92	$(0.09)	$0.25

Cash dividend declared	$0.16	$—	$—	$—	$—

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$85,154	$92,515	$72,723	$51,497	$52,073
Total assets	633,039	629,985	508,102	465,199	513,584
Total long-term debt, net of unaccredited discount	247,595	264,049	216,502	217,549	261,523
Long-term liabilities, excluding long-term debt	55,428	56,122	43,349	41,907	46,870

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Bauer in 2011 and Lamiflex in 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;

•	the risks associated with the Company’s investment in a new manufacturing facility in China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

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

General

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components, gear motors, and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

While the power transmission industry has undergone some consolidation, we estimate that in 2012 the top five broad-based electromechanical power transmission companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Currently, the demand environment remains flat across most of our early and late cycle end markets and, assuming this trend continues, we do not expect substantial end market growth in 2013.

We expect new products and programs that we have been developing to contribute to our top line performance in 2013. We also plan to enhance our bottom line performance as a result of the lower interest costs achieved through our 2012 refinancing and due to a number of strategic actions we completed in 2012, including cost savings and productivity improvement initiatives. We also continue to maintain a strong balance sheet and ample liquidity to pursue strategic acquisitions should appropriate opportunities arise during 2013.

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

Inventory.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 10% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis

We review the difference between the estimated fair value and net book value of each reporting unit. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis in a future period, if the estimated profitability decreased by 10% when compared to our forecasts to determine what amount of goodwill is potentially impaired. As of December 31, 2012, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our operating segments do not meet our forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. We performed a sensitivity analysis on the estimated fair value of our reporting units by decreasing profitability by 5% and 10% in each of the following 5 years leaving all other assumptions constant and increasing the discount rate by 5% and 10% leaving all other assumptions constant. We did not identify any reporting unit that would be required to perform a step 2 goodwill impairment analysis as the fair value of our reporting units are substantially in excess of their carrying value.

The Company’s most recent significant acquisition was the Bauer Acquisition. The Company recorded approximately $8.1 million in Goodwill in connection with the Bauer Acquisition. Bauer’s sales are predominantly in the European market and therefore are impacted by prevailing economic conditions in Europe. If Bauer’s future financial performance were to deteriorate, as a result of further weakening of the European economy or otherwise, an interim goodwill impairment analysis may be required.

For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.5%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. No impairment indicators were noted in 2010, 2011 or 2012.

In 2010, 2011, and 2012 the Company did not identify any impairments related to goodwill, definite lived intangible assets or indefinite lived intangible assets as the fair value of our reporting units and definite lived intangible assets were substantially in excess of their carrying value.

Income Taxes.    We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the potential realization of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance, if we were to determine that we would be able to realize our net deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

Results of Operations.

Amounts in thousands

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31 2010
Net sales	$731,990	$674,812	$520,162
Cost of sales	513,442	478,394	366,151

Gross profit	218,548	196,418	154,011
Gross profit percentage	29.86%	29.11%	29.61%
Selling, general and administrative expenses	127,044	113,375	89,478
Research and development expenses	11,457	10,609	6,731
Restructuring costs	3,196	—	2,726

Income from operations	76,851	72,434	55,076
Interest expense, net	40,790	24,035	19,638
Other non-operating (income) expense, net	1,702	(32)	909

Income before income taxes	34,359	48,431	34,529
Provision for income taxes	10,154	10,756	10,004

Net income	24,205	37,675	24,525
Net loss attributable to non-controlling interest	88	—	—

Net income attributable to Altra Holdings, Inc.	$24,293	$37,675	$24,525

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Net sales	$731,990	$674,812	$57,178	8.5%

Net Sales.    Sales increased in 2012 primarily due to the full year effect of the acquisition of Bauer as well as the acquisition of Lamiflex in July of 2012. Of the increase in sales, approximately $40.6 million are additional sales related to the acquisition of Bauer and $2.7 million are additional sales related to the acquisition of Lamiflex, with the majority of the remaining increase attributable to modest increases in sales in North America and the rest of the world, partially offset by the impact related to the economic downturn in Europe and $11.0 million related to the negative impact of foreign exchange rate changes primarily attributed to the Euro and British Pound Sterling rates compared to 2011. We forecast that sales will increase modestly in 2013 primarily due to the introduction of new products, price increases, and the full year effect of the acquisition of Lamiflex.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Gross Profit	$218,548	$196,418	$22,130	11.3%
Gross Profit as a percent of sales	29.9%	29.1%

Gross profit.    Of the increase in gross profit, approximately $12.8 million is related to the acquisitions of Bauer and Lamiflex. In addition, price increases implemented during the past twelve months, profit and productivity improvements and low cost country sourcing have resulted in improved gross profit margins compared to prior year. These factors are offset by the negative impact of foreign exchange rate changes primarily related to the Euro and British Pound Sterling compared to 2011 of $3.2 million. We forecast that 2013 gross profit as a percentage of sales will increase modestly when compared to 2012 due to price increases and as we continue to focus on improving operational efficiency within Europe and, in particular, as part of restructuring activities implemented during late 2012.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Selling, general and administrative expense (“SG&A”)	$127,044	$113,375	$13,669	12.1%
SG&A as a percent of sales	17.4%	16.8%

Selling, general and administrative expenses.    The vast majority of the increase in SG&A, approximately $13.9 million, was due to the acquisitions of Bauer and Lamiflex. Increased costs associated with wage increases of $4.1 million were offset by the favorable effect of foreign exchange of $2.1 million and a decrease in acquisition related expense of $2.5 million. SG&A as a percentage of sales increased as a result of the acquisition of Bauer. We have begun to take actions in Europe to improve profitability. These actions include reducing headcount and limiting discretionary spending. We forecast increases to our SG&A costs as a result of a full year of Lamiflex and general wage and benefit cost increases and plan to leverage them on increased sales as we invest in resources to enable us to grow faster in emerging markets and strategic industries in 2013.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Research and development expenses (“R&D”)	$11,457	$10,609	$848	8.0%

Research and development expenses.    R&D expenses increased on an absolute dollar basis but maintained a level of approximately 1.5% of sales in both periods. $0.9 million of the increase in R&D expense in 2012 is related to the full year effect of the acquisition of Bauer, which occurred in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense. We do not forecast significant variances in 2013 as a percentage of sales.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Interest Expense, net	$40,790	$24,035	$16,755	69.7%

Interest expense.    Net interest expense increased due to the additional premium paid related to the redemption of Senior Secured Notes in July 2012 and additional premium paid related to the subsequent refinancing of the remaining outstanding Senior Secured notes in late 2012 and due to the expensing of unamortized costs associated with the issuance of the Senior Secured Notes and premium paid, for a total of $14.6 million. In conjunction with the refinancing, we wrote off the deferred financing costs associated with the old revolving credit agreement, which appears as interest expense in our Consolidated Statements of Comprehensive Income.

We expect interest expense to decrease substantially in 2013 by approximately $10.0 to $11.0 million due to the full year 2013 impact of the recent refinancing of our borrowings at more favorable interest rates.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Other non-operating (income) expense, net	$1,702	$(32)	$1,734	5419%

Other non-operating (income) expense.    Other non-operating (income) expense in 2012 related primarily to the settlement of a tax matter with the State of New York for which we were fully indemnified by a third party. The settlement was for less than the indemnification receivable we had recorded, resulting in a an expense of $0.9 million. We recorded an offsetting benefit in the 2012 tax provision as a result of the settlement. The remainder of expense in 2012, and income in 2011, relates to changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Restructuring Expense	$3,196	$—	$3,196	(100)%

Restructuring expense.    In the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company expects to incur additional expenses of between approximately $0.7 and $1.0 million during 2013 associated with the 2012 Altra Plan. Following payment of these additional expenses in 2013, we expect to see annualized savings from restructuring efforts of between $3.5 and $4.0 million.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Provision for income taxes	$10,154	$10,756	$(602)	5.6%
Provision for income taxes as a % of income before taxes	29.6%	22.2%

Provision for income taxes.    The 2012 provision for income taxes, as a percentage of income before taxes, was higher than that of 2011 primarily due to 2011 favorable discrete items including a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve amount released as a result of the ruling consisted of approximately $2.3 million of tax, $1.8 million accrued interest and $0.5 million of penalties. In addition, in 2011, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company was approximately $3.2 million. Finally, during 2011 the Company released $0.7 million of a valuation allowance against state income tax attributes.

Discrete tax items that occurred in 2012 partially offset the 2011 discrete tax items. During 2012, the Company settled a tax matter with the State of New York for which the Company was fully indemnified. Upon completion of the settlement, the Company released its reserve for $3.1 million of tax, interest and penalties combined, related to the unrecognized tax benefit. In addition, the Company recognized a benefit of $0.4 million related to the completion of the 2010 limited scope audit, and the completion of the 2007 audit by the Internal Revenue Service, and recorded a related change in tax rates in certain jurisdictions of $0.4 million. This was offset by the impact of the 2011 tax return filings in certain foreign jurisdictions which resulted in additional tax expense.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we expect to recognize a benefit of approximately $0.4 million for qualifying amounts incurred in 2012. This benefit will be recognized as a discrete item in the period of enactment, the first quarter of 2013.

We forecast that tax expense will increase in 2013 due to lower interest expense as a result of our 2012 refinancing of our borrowings at more favorable interest rates.

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

In March 2009, we adopted a restructuring plan (the “2009 Altra Plan”) to continue to improve the utilization of our manufacturing infrastructure and to realign our business with economic conditions by consolidating certain facilities. We substantially concluded our restructuring efforts as of the quarter ended December 31, 2010 and there were no additional expense associated with the 2009 Altra Plan going forward.

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our revolving credit facility (“Revolving Credit Facility”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions and pension plan funding. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $113.1 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

During 2012, Altra redeemed the remaining principal balance of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”), of $198.0 million. In connection with the redemption, Altra incurred $11.4 million of pre-payment premiums and wrote-off the entire remaining balance of $4.4 million of deferred financing fees, which is recorded as interest expense in the Consolidated Statement of Comprehensive Income for 2012. The funding for retiring our Senior Secured Notes and the prior Revolving Credit Agreement were provided from the proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand. As of December 31, 2012, we had $79.3 million outstanding on our Revolving Credit Facility, $100.0 million outstanding under our Term Loan Facility and $7.6 million in letters of credit outstanding.

Credit Agreement

In November 2012, the Company entered into a Credit Agreement with certain financial institutions (collectively, the “Lenders”), to be guaranteed by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”). Pursuant to the Credit Agreement, the Lenders made available to the Company an initial term loan facility of $100,000,000 (the “Term Loan Facility”) and an amount of $200,000,000 under the Revolving Credit Facility.

Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The Credit Agreement provides for a possible expansion of the facilities by an aggregate additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility and Revolving Credit Facility are to be available for general corporate purposes and to repay existing indebtedness. The stated maturity of both of these credit facilities is November 20, 2017, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

The Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Company and certain Subsidiaries to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The Credit Agreement also contains customary events of default. The Company was in compliance in all material respects with all covenants of the Credit Agreement at December 31, 2012.

Pledge and Security Agreement; Trademark Security Agreement; Patent Security Agreement.

Pursuant to the Credit Agreement, on November 20, 2012, the Loan Parties and the Administrative Agent entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties and covenants of the parties. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

In connection with the Pledge and Security Agreement, certain of the Loan Parties delivered a Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

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

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at December 31, 2012.

Borrowings

	Amounts in millions
	December 31, 2012	December 31, 2011
Debt:
Revolving Credit Facility	$79.3	$—
Convertible Notes	85.0	85.0
Term Loan	100.0	—
Equipment Loan	1.1	—
Senior Secured Notes	—	198.0
Variable rate demand revenue bonds	—	3.0
Mortgages	1.0	1.8
Capital leases	0.1	0.4
Other	0.4	—

Total Debt	$266.9	$288.2

Cash and Cash Equivalents

Amounts in thousands, except percentage data
	2012	2011	Change
Cash and cash equivalents at the beginning of the period	$92,515	$72,723	$19,792
Cash flows from operating activities	59,918	46,901	13,017
Cash flows from investing activities	(38,770)	(89,887)	51,117
Cash flows from financing activities	(29,880)	64,765	(94,645)
Effect of exchange rate changes on cash and cash equivalents	1,371	(1,987)	3,358

Cash and cash equivalents at the end of the period	$85,154	$92,515	$(7,361)

Cash Flows for 2012

The primary sources of funds provided from operating activities of approximately $59.9 million for fiscal 2012 resulted from cash provided from net income of $24.2 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $40.8 million. This amount was offset by a net increase in current assets and liabilities of approximately $4.6 million.

The change in cash flows from operating activities in 2012 as compared to 2011 related to a decrease in accounts receivable and inventory. Due to the focus on the integration of Bauer, and the inclusion of an additional $15.5 million of accounts receivables in 2011, the cash collection of those receivables in 2011 was not as timely as it was during 2012. Inventory balances have decreased due to planned inventory management efforts that have positively impacted our inventory levels. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during 2013 due to income from operations, lower interest expense and a decrease in working capital.

The change in net cash used in investing activities was primarily due to the acquisition of Bauer in May 2011 for $69.5 million. This was offset in 2012 by capital expenditures to fund our plant construction in ChangZhou, China of $6.7 million and the acquisition of Lamiflex for $7.4 million.

The change in net cash from financing activities was primarily due to the issuance of $85.0 million of Convertible Notes in March 2011. The cash used in financing activities in 2012 was primarily used to retire $198.0 million of 8 1/8% Senior Secured Notes, to redeem $3.0 million in variable rate demand revenue bonds related to our San Marcos facility and to make $4.3 million of dividend payments. This was partially offset by the funds provided under the new Credit Facility of $179.3 million.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, and capital expenditures, for pension funding, and to pay dividends to our stockholders. We have approximately $53.3 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

As a result of continued sluggish demand in Europe and general global economic conditions, we adopted a restructuring plan (the “2012 Altra Plan”) in the quarter ended December 31, 2012 to improve profitability in Europe. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending. We expect to experience improved liquidity as a result of these measures in 2013.

Cash Flows for 2011

Amount in thousands, except percentage data

	2011	2010	Change
Cash and cash equivalents at the beginning of the period	$72,723	$51,497	$21,226
Cash flows from operating activities	46,901	42,764	4,137
Cash flows from investing activities	(89,887)	(17,827)	(72,060)
Cash flows from financing activities	64,765	(3,359)	68,124
Effect of exchange rate changes on cash and cash equivalents	(1,987)	(352)	(1,635)

Cash and cash equivalents at the end of the period	$92,515	$72,723	$19,792

The primary source of funds for our fiscal year 2011 was cash provided by operating activities of $46.9 million. Net cash used in investing activities of $89.9 million for the acquisition of Bauer, purchases of property, plant and equipment primarily for investment in manufacturing equipment and our new ERP system, off-set by funds received from the sale of both our Stratford and Chattanooga facilities. Net cash from financing activities of $64.8 million for 2011 consisted primarily of proceeds from the issuance of our Convertible Notes and partially off-set by payments for debt issuance costs, the repurchase of $12.0 million of Senior Secured Notes, redemption of variable rate demand revenue bonds related to the Chattanooga facility, and shares repurchased in lieu of taxes in connection with the vesting of restricted stock awards.

The change in cash flows from operating activities in 2011 as compared to 2010 related to increased net income of approximately $13.1 million, offset by the inclusion of additional accounts payable increase of $12.8 million, increases of pensions of approximately $2.1 million along with other increases in other current assets related primarily to the acquisition of Bauer.

The change in cash flows used in investing activities was primarily due to the acquisition of Bauer in May 2011 for $69.5 million.

The change in cash flows from financing activities was primarily due to the issuance of $85.0 million of Convertible Notes in March 2011. This was offset by cash in financing activities to retire approximately $11.9 million of 8 1/8% Senior Secured Notes, and to redeem approximately $2.3 million in variable rate demand revenue bonds related to our Chattanooga facility.

Capital Expenditures

We made capital expenditures of approximately $31.3 million and $22.2 million in the years ended December 31, 2012 and December 31, 2011, respectively. These capital expenditures will support on-going business needs. In 2013, we forecast capital expenditures to be in the range of $22.0 million to $25.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	2013	2014	2015	2016	2017	There after	Total
Term Loan Facility(1)	$7,500	$10,000	$10,000	$12,500	$60,000	$—	$100,000
Convertible Notes(2)	—	—	—	—	—	85,000	85,000
Operating leases	6,798	6,228	3,948	3,372	2,063	3,797	26,206
Capital leases	26	26	27	14	6	—	99
Mortgage(3)	376	376	286	—	—	—	1,038
Revolving Credit
Facility(4)	—	—	—	—	79,304	—	79,304
Equipment loan(5)	1,100	—	—	—	—	—	1,100
Other	178	292	—	—	—	—	470

Total contractual cash obligations	$15,978	$16,922	$14,261	$15,886	$141,373	$88,797	$293,217

(1)	We have monthly and/or quarterly cash interest requirements due on the Term Loan Facility payable at variable rates which are not included in the above table.

(2)	We have semi-annual cash interest requirements due on the Convertible Notes with $2.3 million payable in 2013 through 2017, and $0.4 million due thereafter which are not included in the above table.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €0.7 million ($1.0 million) as of December 31, 2012, an interest rate of 2.9% and is payable in monthly installments over the next 3 years.

(4)

We have up to $200 million of borrowing capacity, through November 2017, under our Revolving Credit Facility. As of December 31, 2012, there were $7.6 million of outstanding letters of credit under our

Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the Revolving Credit Facility through 2017.

(5)	The Company has up to a 24.6 RMB ($3.9 Million) Equipment Loan with a Chinese bank to furnish its new facility in Changzhou, China with equipment. The loan had a principal of 12.4 million RMB ($1.1 million) at December 31, 2012. Interest is payable monthly at 6.4%. The principal amount of the equipment loan is due in August 2013 when the note expires.

We have cash funding requirements associated with our pension plan. As of December 31, 2012, these requirements were estimated to be $1.0 million annually from 2013 to 2017, which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.7 million as of December 31, 2012, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the consolidated financial statements.

Stock-based Compensation

In January 2005, we established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees.

As of December 31, 2012, there were 162,586 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2015 is $2.6 million. Based on the stock price at December 31, 2012, of $22.05 per share, the intrinsic value of these awards as of December 31, 2012, was $3.6 million.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

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

Currency translation.    The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2012 and 2011, the aggregate total assets (based on book value) of foreign subsidiaries were $262.1 million and $236.5 million, respectively, representing approximately 41.4% and 37.6%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2012 and 2011, were $1.32 and $1.29, respectively to the Euro. The approximate exchange rates in effect at December 31, 2012 and 2011 were $1.62 and $1.54, respectively to the British Pound Sterling.

Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. As of December 31, 2012, we had $79.3 million in borrowings under our Revolving Credit Facility and $7.6 million of outstanding letters of credit under our Revolving Credit Facility. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $1.9 million. We intend to swap a portion of our variable interest payments to fixed payments during 2013.

Commodity Price Exposure.    We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. From the first quarter of 2004 to the fourth quarter of 2012, the average price of copper and steel has increased approximately 168% and 78%, respectively. We primarily mange our risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Altra Holdings, Inc.

Braintree, Massachusetts

We have audited the accompanying consolidated balance sheets of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2013

ALTRA HOLDINGS, INC.

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	Year Ended December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$85,154	$92,515
Trade receivables, less allowance for doubtful accounts of $2,560 and $1,092 at December 31, 2012 and 2011, respectively	92,933	91,859
Inventories	123,776	125,970
Deferred income taxes	8,918	5,856
Income tax receivable	6,397	7,299
Prepaid expenses and other current assets	6,578	7,141

Total current assets	323,756	330,640
Property, plant and equipment, net	138,094	123,464
Intangible assets, net	76,098	77,108
Goodwill	88,225	83,799
Deferred income taxes	1,150	1,614
Other non-current assets, net	5,716	13,360

Total assets	$633,039	$629,985

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,042	$52,768
Accrued payroll	19,893	19,734
Accruals and other current liabilities	33,796	28,798
Deferred income taxes	34	118
Current portion of long-term debt	9,135	688

Total current liabilities	105,900	102,106
Long-term debt — less current portion and net of unaccreted discount	238,460	263,361
Deferred income taxes	38,821	35,798
Pension liabilities	14,529	12,896
Other post retirement benefits	230	296
Long-term taxes payable	1,118	6,227
Other long-term liabilities	730	905
Redeemable non-controlling interest	1,239	—
Commitments and Contingencies Note 13
Stockholders’ equity:
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,724,349 and 26,600,056 issued and outstanding at December 31, 2012 and 2011, respectively)	27	27
Additional paid-in capital	152,188	150,234
Retained earnings	103,200	83,211
Accumulated other comprehensive income	(23,403)	(25,076)

Total stockholders’ equity	232,012	208,396
Total liabilities, non-controlling interest and stockholders’ equity	$633,039	$629,985

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	December 31,
	2012	2011	2010
Net sales	$731,990	$674,812	$520,162
Cost of sales	513,442	478,394	366,151

Gross profit	218,548	196,418	154,011
Operating expenses:
Selling, general and administrative expenses	127,044	113,375	89,478
Research and development expenses	11,457	10,609	6,731
Restructuring costs	3,196	—	2,726

	141,697	123,984	98,935
Income from operations	76,851	72,434	55,076
Other non-operating income and expense:
Interest expense, net	40,790	24,035	19,638
Other non-operating (income) expense, net	1,702	(32)	909

	42,492	24,003	20,547
Income before income taxes	34,359	48,431	34,529
Provision for income taxes	10,154	10,756	10,004

Net income	24,205	37,675	24,525
Net loss attributable to non-controlling interest	88	—	—

Net income attributable to Altra Holdings, Inc.	$24,293	$37,675	$24,525

Consolidated Statement of Comprehensive Income
Pension liability adjustment, net of tax	(2,122)	(1,603)	(1,950)
Foreign currency translation adjustment, net of tax	3,795	(8,802)	1,925

Total Comprehensive income	25,966	27,270	24,500

Comprehensive income attributable to non-controlling interest	—	—	—

Comprehensive income attributable to Altra Holdings, Inc.	$25,966	$27,270	$24,500

Weighted average shares, basic	26,656	26,526	26,399
Weighted average shares, diluted	26,756	26,689	26,535
Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.91	$1.42	$0.93
Diluted net income attributable to Altra Holdings, Inc.	$0.91	$1.41	$0.92
Cash dividend declared	$0.16	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2010	$26	26,058	$132,552	$21,011	$(14,646)	$138,943	$—

Stock based compensation and vesting of restricted stock	—	408	1,309	—	—	1,309	—
Net income	—	—	—	24,525	—	24,525	—
Cumulative foreign currency translation adjustment, net of $108 of tax expense	—	—	—	—	1,925	1,925	—
Minimum Pension adjustment, net of $1,098 tax expense	—	—	—	—	(1,950)	(1,950)	—

Balance at December 31, 2010	$26	26,466	$133,861	$45,536	$(14,671)	$164,752	$—

Stock based compensation and vesting of restricted stock	1	134	1,819	—	—	1,820	—
Net income	—	—	—	37,675	—	37,675	—
Convertible Notes	—	—	24,510	—	—	24,510	—
Deferred taxes on Convertible Notes	—	—	(8,966)	—	—	(8,966)	—
Deferred financing costs on Convertible Notes	—	—	(990)	—	—	(990)	—
Cumulative foreign currency translation adjustment, net of $731 of tax expense	—	—	—	—	(8,802)	(8,802)	—
Minimum Pension adjustment, net of $868 tax expense	—	—	—	—	(1,603)	(1,603)	—

Balance at December 31, 2011	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock based compensation and vesting of restricted stock	—	124	1,954	—	—	1,954	—
Net income attributable to Altra Holdings, Inc.	—	—	—	24,293	—	24,293	—
Net loss attributable to non- controlling interest	—	—	—	—	—	—	(88)
Fair value of non-controlling interest at acquisition	—	—	—	—	—	—	1,327
Dividends declared	—	—	—	(4,304)	—	(4,304)	—
Minimum Pension adjustment, net of $1,388 tax expense	—	—	—	—	(2,122)	(2,122)	—
Cumulative foreign currency translation adjustment, net of $994 tax expense	—	—	—	—	3,795	3,795	—

Balance at December 31, 2012	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statements of Cash Flows

Amounts in thousands

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$24,205	$37,675	$24,525
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	20,537	18,403	15,010
Amortization of intangible assets	6,839	6,280	5,026
Amortization and write-offs of deferred loan costs	6,006	1,833	1,144
(Gain) loss on foreign currency, net	(125)	843	313
Accretion and write-off of debt discount and premium	4,869	2,696	303
Loss on disposal/impairment of fixed assets	251	287	360
Gain on settlement/curtailment of other post retirement benefit and pension plans	—	—	189
Amortization of inventory fair value adjustment	122	581	—
Stock based compensation	2,696	2,471	2,136
(Benefit) provision for deferred taxes	(625)	4,879	6,657
Changes in assets and liabilities:
Trade receivables	836	(9,379)	(13,540)
Inventories	4,084	(19,948)	(16,819)
Accounts payable and accrued liabilities	(6,640)	8,839	21,618
Other current assets and liabilities	726	(1,344)	(795)
Other operating assets and liabilities	(3,863)	(7,215)	(3,363)

Net cash provided by operating activities	59,918	46,901	42,764

Cash flows from investing activities
Purchase of property, plant and equipment	(31,346)	(22,242)	(17,295)
Proceeds from sale of Stratford Facility	—	331	—
Proceeds from sale of Chattanooga Facility	—	1,484	—
Acquisition of Lamiflex, net of $68 cash received	(7,424)	—	—
Acquisition of Bauer, net of $41 cash received	—	(69,460)	—
Payments for prior year acquisitions	—	—	(532)

Net cash used in investing activities	(38,770)	(89,887)	(17,827)

Cash flows from financing activities
Payment of debt issuance costs	(2,454)	(3,674)	(489)
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	—	(2,290)	—
Redemption of variable rate demand revenue bonds related to the San Marcos Facility	(3,000)
Purchase of 8 1/8% Senior Secured Notes	(198,045)	(11,955)	—
Payment on mortgages and other	(1,199)	(547)	(642)
Payment for prior year acquisitions	—	—	(645)
Proceeds from issuance of Convertible Notes	—	85,000	—
Proceeds from Term Loan Facility and Revolving Credit Facility	179,304	—	—
Proceeds from Equipment Loan	1,100	—	—
Shares surrendered for tax withholding	(949)	(944)	(919)
Dividend payments	(4,304)	—	—
Net payments on capital leases	(333)	(825)	(664)

Net cash provided by financing activities	(29,880)	64,765	(3,359)

Effect of exchange rate changes on cash and cash equivalents	1,371	(1,987)	(352)

Net change in cash and cash equivalents	(7,361)	19,792	21,226
Cash and cash equivalents at beginning of year	92,515	72,723	51,497

Cash and cash equivalents at end of period	$85,154	$92,515	$72,723

Cash paid during the period for:
Interest	$30,891	$18,724	$18,393
Income taxes	$12,397	$11,8 60	$4,357
Non-cash Financing and Investing:
Acquisition of capital equipment under capital lease	$—	$—	$212
Acquisition of property, plant and equipment included in accounts payable	$574	$577	$586
Mortgage receivable on sale of Stratford facility	$—	$623	$—

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

Net Income Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

The following is a reconciliation of basic to diluted net income per share:

	Year Ended December, 31
	2012	2011	2010
Net income attributable to Altra Holdings, Inc	$24,293	$37,675	$24,525
Shares used in net income per common share — basic	26,656	26,526	26,399
Incremental shares of unvested restricted common stock	100	163	136

Shares used in net income per common share — diluted	26,756	26,689	26,535
Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.91	$1.42	$0.93
Diluted net income attributable to Altra Holdings, Inc.	$0.91	$1.41	$0.92

The Company excluded 3,094,706 shares in 2012 and 784,980 shares in 2011 (amounts not in thousands) related to the Convertible Notes (See Note 9) from the above earnings per share calculation as these shares were anti-dilutive. There were no anti-dilutive items excluded in 2010.

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, other accrued liabilities, and debt under the Company’s Credit Agreement with certain financial institutions including an initial term loan facility of $100,000,000 (the “Term Loan Facility”) and an initial revolving credit facility of $200,000,000 (the “Revolving Credit Facility”) approximate their fair values due to their variable rate nature at current market rates. The carrying amount of the 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) was $198.0 million at December 31, 2011. The estimated fair value of the Senior Secured Notes at December 31, 2011 was $210.4 million based on inputs other than quoted prices that are observable for the Senior Secured Notes (level 2).

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at December 31, 2012 and 2011. The estimated fair value of the Convertible Notes at December 31, 2012 and 2011, was $94.3 million and $79.1 million, respectively, based on inputs other than quoted prices that are observable for the Senior Secured Notes (level 2).

Included in cash and cash equivalents as of December 31, 2012 and December 31, 2011 are money market fund investments of $30.3 million and $48.9 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

Non-controlling Interest

On July 11, 2012, the Company acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. (“Lamiflex”).

The Company recorded the redeemable non-controlling interest from its acquisition of an 85% ownership interest of Lamiflex at fair value at the date of acquisition. In connection with this acquisition, the Company entered into put and call option agreements with the minority shareholders for the potential purchase of the non-controlling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the non-controlling interest is considered redeemable and is classified as temporary equity on the Company’s condensed consolidated balance sheet. The non-controlling interest is reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period.

Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying statements of comprehensive income.

Trade Receivables

An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 10% and 11% of total inventory at December 31, 2012 and 2011, respectively.

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

Leasehold improvements are depreciated on a straight-line basis over the estimated life of the asset or the life of the lease, if shorter.

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangibles represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2012 and 2011, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for Power Transmission Holding, Inc. (“PTH”), The Kilian Company (“Kilian”), Hay Hall Holdings Ltd. (“Hay Hall”), Bear Linear Inc. (“Warner Linear”), TB Wood’s Corporation (“TB Wood’s”), All Power Transmission Manufacturing, Inc. (“All Power”), Bauer and Lamiflex over the fair value of the net assets acquired in each of the acquisitions.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review.

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two-step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its calculated fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the asset’s carrying value, an impairment loss is recognized on those assets. The Company did not identify any impairment of goodwill in 2012, 2011 or 2010.

For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.5%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.

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

The Company did not identify any impairment of long-lived assets in 2012. In 2010 and 2011, in relation to the sale of the Chattanooga facility in 2010 and the Stratford facility in 2011, the Company identified and recorded an impairment with respect to each facility in the amount of $0.1 million based on their fair market value (Note 4).

Determining fair values based on discounted cash flows requires management to make significant estimates and assumptions, including forecasting of revenue and profitability growth for use in the long-range plan and estimating appropriate discount rates. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of the Company’s indefinite-lived intangible assets and could result in an impairment charge in a future period.

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other non-current assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $4.3 million and $7.6 million at December 31, 2012 and 2011, respectively.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $2.1 million, $1.5 million and $1.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

	Minimum Pension Asset/ (liability)	Cumulative Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$(882)	$(13,789)	$(14,671)
Balance at December 31, 2011	$(2,485)	$(22,591)	$(25,076)
Balance at December 31, 2012	$(4,607)	$(18,796)	$(23,403)

2.    Acquisitions

In May 2011, the Company consummated an agreement to acquire substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”) for cash consideration of €43.1 million ($62.3 million). This transaction is referred to as the Bauer Acquisition. Following closing, the Company made additional payments in the amount of €4.8 million ($7.0 million) to reflect an adjustment for working capital and €0.1 million ($0.2 million) to reflect an adjustment for pension liability. Through the Bauer Acquisition, the Company acquired a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing and energy. With the Bauer Acquisition, in addition to a presence in Germany, the Company acquired Bauer’s well-established sales network in 15 additional countries in Western and Eastern Europe, China, and the United States as well as manufacturing facilities in Slovakia.

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

The Company has completed its final purchase price allocation for Bauer. The purchase price allocation as of the acquisition date is as follows:

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

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Bauer.

The amounts recorded as intangible assets consist of the following:

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

The Company is in the process of completing its final purchase price allocation. The Company has completed the valuation of customer relationships, trademarks, deferred tax assets and liabilities and fixed assets. The purchase price is subject to change based on the finalization of certain purchase price adjustments.

The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Lamiflex, as presented below, are based upon the Company’s estimate of the fair value as of the date of the acquisition. Since the quarter ended September 29, 2012, the Company has updated the purchase price allocation for the final valuation of identifiable intangible assets and calculation of deferred tax liability. The purchase price allocation was calculated as if the Company had acquired 100% of Lamiflex. The preliminary purchase price allocation as of the acquisition date is as follows:

Total Assumed purchase price, excluding acquisition costs of approximately $0.4 million	$8,820
Less: Redeemable noncontrolling interest	1,327

Total purchase price paid at closing	7,493
Cash and cash equivalents	68
Trade receivables, net of amounts pledged	606
Inventories	726
Prepaid and other	48
Property, plant and equipment	3,027
Other assets	108
Intangible assets	4,912

Total assets acquired	$9,495
Accounts payable	550
Accrued expenses and other current liabilities	867
Deferred tax liability	1,934
Other liabilities, including long-term debt	976

Total liabilities assumed	$4,327
Net assets acquired	5,168

Excess of purchase price over fair value of net assets acquired	3,652

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is deductible for income tax purposes. The Company expects to develop synergies, such as the ability to cross-sell product and to penetrate into certain geographic areas, as a result of the acquisition of Lamiflex.

The Company recorded a redeemable non-controlling interest from its acquisition of an 85% ownership interest of Lamiflex at fair value at the date of acquisition. In connection with the Lamiflex Acquisition, the Company entered into put and call option agreements with the minority shareholders for the potential purchase of the non-controlling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the non-controlling interest is considered redeemable and is classified as temporary equity on the Company’s Consolidated Balance Sheet.

The estimated amounts recorded as intangible assets in connection with the Lamiflex Acquisition consist of the following:

Customer relationships, subject to amortization	$4,552
Trade names and trademarks, not subject to amortization	360

Total intangible assets	$4,912

Customer relationships are subject to amortization which will be straight-lined over their estimated useful lives of 13 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2012 and 2011 as if the Company had acquired Bauer at January 1, 2010 and Lamiflex at January 1, 2011. The pro forma information contains the actual operating results of the Company, including Bauer and Lamiflex, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; and (v) the elimination of additional expense as a result of fair value adjustment to inventory recorded in connection with the Bauer and Lamiflex Acquisitions. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Year ended December 31,
	2012	2011	2010
Total revenues	$734,701	$732,837	$614,629
Net income attributable to Altra Holdings, Inc.	$24,610	$41,718	$18,342
Basic earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.92	$1.57	$0.69
Diluted earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.92	$1.56	$0.69

3.    Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor and production overhead. Market is defined as net realizable value. Inventories at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$39,902	$45,664
Work in process	21,199	23,838
Finished goods	62,675	56,468

Inventories, net	$123,776	$125,970

Approximately 10% of total inventories at December 31, 2012, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.4 million and a $0.7 million provision in the years ended December 31, 2012 and 2011, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2012 and 2011, would be $0.9 million higher and $0.5 million higher, respectively.

4.    Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Land	$13,565	$13,025
Buildings and improvements	38,942	36,877
Machinery and equipment	190,809	161,995

	243,316	211,897
Less -Accumulated depreciation	(105,222)	(88,433)

	$138,094	$123,464

In October 2010, the Company entered into a purchase and sale agreement for its facility located in Chattanooga, Tennessee. The Company recorded a $0.1 million impairment of the Chattanooga facility in 2010. The sale of the Chattanooga facility closed on April 14, 2011 for a purchase price of $1.5 million and, prior to closing, the associated debt was repaid.

In 2011, the Company sold its Stratford, Ontario, Canada facility for approximately $0.9 million. Cash was received for $0.3 million and a note receivable was established for $0.6 million, which has a term of 10 years and accrues interest at 6% annually.

The Company recorded $20.5 million, $18.4 million and $15.0 million of depreciation expense in the years ended December 31, 2012, 2011, and 2010, respectively.

5.    Goodwill and Intangible Assets

Changes in goodwill during the year ended December 31, 2012 and 2011 were as follows:

	2012	2 0 11
Gross goodwill balance as of January 1	$115,609	$108,707
Adjustments related to the acquisition of Lamiflex in 2012 and Bauer in 2011	3,652	8,140
Impact of changes in foreign currency and other	774	(1,238)

Gross goodwill balance as of December 31	120,035	115,609

Accumulated impairment, January 1	(31,810)	(31,810)
Impairment charge during period	—	—
Accumulated impairment, December 31	(31,810)	(31,810)

Net goodwill balance December 31	$88,225	$83,799

Intangibles and related accumulated amortization consisted of the following:

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,485	$—	$34,125	$—
Intangible assets subject to amortization:
Customer relationships	78,864	36,202	74,312	29,704
Product technology and patents	5,719	5,657	5,576	5,316
Impact of changes in foreign currency	(1,111)	—	(1,885)	—

Total intangible assets	$117,957	$41,859	$112,128	$35,020

The Company recorded $6.8 million, $6.3 million, and $5.0 million of amortization for the years ended December 31, 2012, 2011 and 2010, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $6.5 million in 2013, $6.5 million in each of the next four years and then $43.6 million thereafter.

6.    Warranty Costs

The wholly-owned subsidiaries of Altra Industrial manufacture various products. The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on the product and application of the product. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2012, 2011, and 2010 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$4,898	$3,583	$4,047
Accrued current period warranty costs	2,386	2,374	1,626
Acquired warranty reserves	—	1,720	—
Payments and adjustments	(1,659)	(2,779)	(2,090)

Balance at end of period	$5,625	$4,898	$3,583

7.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	December 31, 2012	December 31, 2011	December 31 2010
Domestic	$18,083	$34,034	$19,812
Foreign	16,276	14,397	14,717

Total	$34,359	$48,431	$34,529

The components of the provision (benefit) for income taxes consist of the following:

	December 31, 2012	December 31, 2011	December 31 2010
Current:
Federal	$8,370	$4,506	$20
State	(3,597)	(3,686)	251
Non-US	6,006	5,057	3,076

	$10,779	$5,877	$3,347

Deferred:
Federal	$(915)	$7,949	$7,643
State	1,756	(861)	815
Non-US	(1,466)	(2,209)	(1,801)

	(625)	4,879	6,657

Provision (benefit) for income taxes	$10,154	$10,756	$10,004

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision (benefit) for income taxes is as follows:

	December 31, 2012	December 31, 2011	December 31 2010
Tax at US federal income tax rate	$12,026	$16,957	$12,085
State taxes, net of federal income tax effect	67	1,050	1,010
Change in tax rate	(267)	(236)	(283)
Foreign taxes	781	709	1,033
Adjustments to accrued income tax liabilities and uncertain tax positions	(1,289)	(3,413)	(1,045)
Valuation allowance	506	(1,644)	(943)
Intercompany interest	(1,676)	(1,178)	(1,103)
Tax credits and incentives	(291)	(1,243)	(466)
Other	297	(246)	(284)

Provision (benefit) for income taxes	$10,154	$10,756	$10,004

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2008. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian, Bauer and Hay Hall entities, that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$3,523	$6,338	$7,376
Increases related to prior year tax positions	—	—	353
Decreases related to prior year tax positions	—	(2,289)	—
Increases related to current year tax positions	—	—	277
Settlements	(2,689)	—	(363)
Lapse of statute of limitations	(87)	(526)	(1,305)

Balance at end of period	$747	$3,523	$6,338

At December 31, 2012, the Company had $1.1 million of net unrecognized tax benefits. If recognized, these tax benefits would reduce the Company’s effective tax rate.

In 2011, the Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve consisted of approximately $2.3 million of tax, $1.8 million of accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company was approximately $3.2 million

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statement of Comprehensive Income. The Company accrued interest and penalties of $0.2 million (off-set by a $2.5 million benefit of interest and penalties primarily related to the settlement with the State of New York for which the Company was fully indemnified), $0.6 million, and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2012, 2011, and 2010 was $0.4 million, $2.7 million, $4.6 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Post-retirement obligations	$3,157	$2,751
Tax credits	2,040	1,944
Expenses not currently deductible	11,598	10,141
Net operating loss carryover	6,435	6,151
Other	790	954

Total deferred tax assets	24,020	21,941
Valuation allowance for deferred tax assets	(5,426)	(5,000)

Net deferred tax assets	18,594	16,941
Deferred tax liabilities:
Property, plant and equipment	19,892	21,211
Intangible assets	14,969	14,622
Basis difference - convertible debt	10,212	9,527
Goodwill	2,308	27

Total deferred liabilities	47,381	45,387

Net deferred tax liabilities	$28,787	$28,446

On December 31, 2012 the Company had state net operating loss (NOL) carry forwards of $24.4 million, which expire between 2018 and 2032, and non U.S. NOL carryforwards of $20.4 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.2 million available to reduce future income taxes that expire between 2013 and 2026.

Valuation allowances are established for deferred tax assets that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. Valuation allowances of $5.4 million and $5.0 million as of December 31, 2012 and December 31, 2011, respectively, have been established due to the uncertainty of realizing the benefits of certain net operating losses, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards, capital loss carryforwards, and U.S. federal foreign tax credits.

A provision has not been made for U.S. or additional non-U.S. taxes on $38.5 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

8.    Pension and Other Employee Benefits

Defined Benefit (Pension) and Postretirement Benefit Plans

The Company sponsors various defined benefit (pension) and postretirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011
Change in benefit obligation:
Obligation at beginning of period	$29,415	$24,098	$296	$336
Assumed Bauer pension liability	—	3,085	—	—
Service cost	179	167	2	2
Interest cost	1,381	1,389	14	17
Curtailments, settlements and special termination benefits	—	—	—	24
Actuarial (gains) losses	4,574	2,379	—	—
Foreign exchange effect	153	(341)	—	—
Benefits paid	(1,073)	(1,362)	(82)	(83)

Obligation at end of period	$34,629	$29,415	$230	$296

Change in plan assets:
Fair value of plan assets, beginning of period	$16,519	$13,290	$—	$—
Assumed Bauer plan assets	—	327	—	—
Actual return on plan assets	2,035	1,149	—	—
Employer contributions	2,619	3,115	85	83
Benefits paid	(1,073)	(1,362)	(85)	(83)

Fair value of plan assets, end of period	$20,100	$16,519	$—	$—

Funded status	$(14,529)	$(12,896)	$(230)	$(296)

Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—	$—	$—
Current liabilities	—	—	—	—
Non-current liabilities	(14,529)	(12,896)	(230)	(296)

Total	$(14,529)	$(12,896)	$(230)	$(296)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2012 and 2011 was $34.6 million and $29.4 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $ 7.6 million and $5.8 million at December 31, 2012 and 2011, respectively.

Included in accumulated other comprehensive loss at December 31, 2012 and 2011, is $2.1 million (net of $1.4 million in taxes) and $1.6 million (net of $0.9 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2012 and 2011, presented above are as follows:

	2012	2011
Pension benefits	3.75%	4.75%
Other postretirement benefits	5.75%	5.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Other Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$179	$167	$156	$2	$2	$2
Interest cost	1,381	1,389	1,442	14	17	20
Recognized net actuarial loss	—	—	—	(52)	(51)	(160)
Expected return on plan assets	(1,083)	(1,050)	(1,228)	—	—	—
Settlement/Curtailment/ Special Termination Benefit	—	—	189	—	—	—
Amortization	105	39	(2)	(1)	(1)	(686)

Net periodic benefit (income) cost	$582	$545	$557	$(37)	$(33)	$(824)

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Discount rate	4.75%	5.50%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	6.25%	7.75%	7.75%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A

The expected long-term rate of return on assets assumption is 5.25%. The assumption represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption reflects expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011 by asset category is as follows:

	2012	2011
Asset Category
Equity (Level 1)
U.S. companies	$4,522	$3,871
International companies	297	477

Total equity	4,819	4,348
Fixed income (Level 1)
U.S. government	820	796
Corporate bonds
Investment grade	8,738	6,983
High yield	3,151	2,467
Other credit	1,632	1,230

Total fixed income	14,341	11,476
Other (Level 2)	328	315
Cash and cash equivalents	612	380

Total assets at fair value	$20,100	$16,519

The asset allocations for the Company’s funded retirement plan at December 31, 2012 and 2011, respectively, and the target allocation for 2012, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2012 Actual	2012 Target	2011 Actual
Asset Category
Global Developed Equity	5%	15% - 80%	16%
Investment Grade Bonds/Cash	51%	0% - 65%	50%
High Yield Bonds	16%	0% - 25%	15%
Emerging Market Debt	3%	0% - 20%	4%
Dynamic Asset Allocation/Alternatives	25%	0% - 50%	15%

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

For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 8.0% was assumed. This rate was assumed to decrease gradually to 5%. The assumed health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the December 31, 2012 service and interest cost components	$67	$(67)
Effect on the December 31, 2012 post-retirement benefit obligation	$235	$(232)

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

	Pension Benefits	Postretirement Benefits
Expected benefit payments (from plan assets)
2013	1,043	$14
2014	1,138	5
2015	1,276	6
2016	1,342	7
2017	1,368	8
Thereafter	7,657	56

The Company contributed $2.5 million to its U.S. pension plan in 2012. The Company has minimum cash funding requirements associated with its pension plans which are estimated to be $1.0 million annually between 2013 and 2017.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to seventy-five percent of their compensation to the plan on a pre-tax basis, subject to annual IRS limitations. During 2009, the Company made matching contributions equal to half of the first six percent of salary contributed by each employee and made a unilateral contribution (including for non-contributing employees). Effective February 2009, the Company’s matching contribution was temporarily suspended and effective July 2009, the Company’s unilateral contribution was suspended. The Company reinstated both the matching and unilateral contributions by July 2010. The Company’s expense associated with the defined contribution plans was $3.5 million and $3.4 million during the years ended December 31, 2012 and 2011, respectively.

9.    Long-Term Debt

	December 31,	December 31,
	2012	2011
Debt:
Revolving Credit Facility	$79,304	$—
Convertible Notes	85,000	85,000
Term Notes	100,000	—
Senior Secured Notes	—	198,045
Equipment Loan	1,100	—
Variable rate demand revenue bonds	—	3,000
Mortgages	963	1,762
Capital leases	99	417
Other	435	—
Total debt	266,901	288,224
Less: debt discount, net of accretion	(19,306)	(24,175)

Total long-term debt, net of unaccreted discount	$247,595	$264,049

Less current portion of long-term debt	9,135	688

Total long-term debt, net of unaccreted discount	$238,460	$263,361

Credit Agreement

In November 2012, the Company entered into a Credit Agreement with certain financial institutions (collectively, the “Lenders”), to be guaranteed by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”). Pursuant to the Credit Agreement, the Lenders made available to the Company an initial term loan facility of $100,000,000 (the “Term Loan Facility”) and an initial revolving credit facility of $200,000,000 (the “Revolving Credit Facility”).

Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The Credit Agreement provides for a possible expansion of the facilities by an aggregate additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility and Revolving Credit Facility are to be available for general corporate purposes and to repay existing indebtedness. The stated maturity of both of these credit facilities is November 20, 2017, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of December 31, 2012, we had $79.3 million outstanding on our Revolving Credit Facility, $7.6 million in letters of credit outstanding, and $113.1 million available under the Revolving Credit Facility.

The Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Company and certain Subsidiaries to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The Credit Agreement also contains customary events of default. The Company was in compliance in all material respects with all material covenants of the Credit Agreement at December 31, 2012.

Pledge and Security Agreement; Trademark Security Agreement; Patent Security Agreement.

Pursuant to the Credit Agreement, on November 20, 2012, the Loan Parties and the Administrative Agent entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties and covenants of the parties. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

In connection with the Pledge and Security Agreement, certain of the Loan Parties delivered a Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

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

The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at December 31, 2012 is $27.47 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31, 2012:

December 31, 2012
Principal amount of debt	$85,000
Unamortized discount	19,306

Carrying value of debt	$65,694

Interest expense associated with the Convertible Notes consisted of the following for the year ended December 31, 2012:

December 31, 2012
Contractual coupon rate of interest	$2,338
Accretion of Convertible Notes discount and amortization of deferred financing costs	3,239

Interest expense for the Convertible Notes	$5,577

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at December 31, 2011 and the cash coupon interest rate is 2.75%.

Senior Secured Notes

In November 2009, the Company issued 8 1/8% Senior Secured Notes (the “Senior Secured Notes”) with a face value of $210 million. Interest on the Senior Secured Notes was payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2010 at an annual rate of 8 1/8%. The effective interest rate of the Senior Secured Notes was approximately 8.75% after consideration of the $6.7 million of deferred financing costs (included in other non-current assets which are being amortized over the term using the effective interest method). The principal balance of the Senior Secured Notes was scheduled to mature on December 1, 2016.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and were secured by a second priority lien, subject to first priority liens securing the Old Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contained covenants which restricted the Company and its subsidiaries. These restrictions limited or prohibited, among other things, the Company’s ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay cash dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. There are no financial covenants associated with the Senior Secured Notes.

During 2011, the Company repurchased $12.0 million of Senior Secured Notes. The Company repurchased the Senior Secured Notes at a premium of $0.3 million, which was recorded as part of interest expense in 2011. Due to the repurchase of the Senior Secured Notes, the Company also wrote-off a proportional amount of the deferred financing fees and original issue discount associated with the Senior Secured Notes totaling $0.4 million which was also recorded as part of interest expense in the Consolidated Statement of Operations and Other Comprehensive Income for 2011.

During 2012, Altra Industrial retired the remaining principal balance of the 8 1/8% Senior Secured Notes, of $198.0 million. In connection with the redemption, Altra Industrial incurred $11.4 million of pre-payment premiums and wrote-off the entire remaining balance of $4.4 million of deferred financing fees and original issue discount, which is recorded as interest expense in the Consolidated Statement of Comprehensive Income for 2012. The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes.

Old Revolving Credit Agreement

Prior to entering into the current Credit Agreement, Altra Industrial had previously entered into a senior secured credit facility, (the “Old Revolving Credit Agreement”), that provided for borrowing capacity in an initial amount of up to $65.0 million (subject to adjustment pursuant to a borrowing base and subject to increase from time to time in accordance with the terms of the credit facility).

There were no borrowings under the Old Revolving Credit Agreement at December 31, 2011, however, the lender had issued $6.5 million and of outstanding letters of credit on behalf of the Company as of December 31, 2011. The Old Revolving Credit Agreement was replaced with the new Revolving Credit Facility in November 2012.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed obligations for certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. The Company sold the Chattanooga facility on April 14, 2011 and redeemed the bonds associated with the facility at that time. The bonds associated with the San Marcos facility were redeemed in February 2012.

Equipment Loan

The Company has a 24.6 RMB ($3.9 Million) Equipment Loan with a Chinese bank to furnish its new facility in Changzhou, China. The loan had a remaining principal of 12.4 million RMB ($1.1 million) at December 31, 2012. Interest is payable monthly at 6.4%. The principal amount of the Equipment Loan note is due in August 2013 when the note expires.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% and is payable in monthly installments over the next three years. As of December 31, 2012 and 2011, the mortgage had a remaining principal of €0.7 million or $1.0 million, and €1.3 million or $1.8 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million and $0.4 million at December 31, 2012 and 2011, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2012, 2011, or 2010 under any of the overdraft agreements.

10.    Stockholders’ Equity

Common Stock (amounts not in thousands)

As of December 31, 2012, there were 90,000,000 shares of common stock authorized and 26,724,349 outstanding.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2012 or 2011.

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

The Plan permits the Company to grant restricted stock, among other things, to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general, and administrative expense) during the years ended December 31, 2012, 2011 and 2010 was $2.7 million ($1.8 million, net of tax), $2.5 million ($1.7 million, net of tax), and $2.1 million ($1.4 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

Amounts not in thousands	Shares	Weighted- Average Grant Date Fair Value
Restricted shares unvested January 1, 2012	211,031	$13.52
Shares granted	133,179	$21.12
Shares for which restrictions lapsed	(178,562)	$15.41
Shares forfeited	(3,062)	$20.59

Restricted shares unvested December 31, 2012	162,586	$18.67

Total remaining unrecognized compensation cost is approximately $2.6 million as of December 31, 2012, and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed was $3.2 million, $3.3 million, and $6.3 million, during 2012, 2011, and 2010, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Dividends

The Company declared and paid dividends of $0.05 per share of Common Stock for the quarters ended June 30, 2012 and September 29, 2012. The Company declared and paid dividends of $0.06 per share of Common Stock or the quarter ended December 31, 2012. The Company recorded a reduction of retained earnings of $4.3 million to record these dividend declarations. There were no dividends declared or paid during the quarter ended March 31, 2012 or during the year ended December 31, 2011.

11.    Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2012, 2011 and 2010.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international and well established financial institutions.

During the first quarter of 2013, the Company completed its review of its operating segments. The Company has three operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The three operating segments are expected to have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function with the exception of the newly acquired Bauer gear motor business for which the Company is developing a plan to integrate sales and marketing activities. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each operating segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our operating segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.

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

	Net Sales			Property, Plant and Equipment
	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011
North America	$469,554	$442,931	$380,588	$88,051	$83,174
Europe	216,485	191,768	109,749	35,319	35,999
Asia and the rest of the world	45,951	40,113	29,825	14,724	4,291

Total	$731,990	$674,812	$520,162	$138,094	$123,464

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2012 and 2011 were $117.0 million and $100.0 million, respectively.

Approximately 34% of the Company’s labor force (9.4% and 59% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire July 2013, October 2013, June 2014, and October 2014, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

12.    Restructuring, Asset Impairment and Transition Expenses

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company recorded $3.2 million in restructuring charges associated with the 2012 Altra Plan in 2012. The costs were primarily severance charges due in connection with the reduction of the workforce at our European locations.

In March 2009, the Company adopted a restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with then current economic conditions. The 2009 Altra Plan was intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company recorded $2.7 million in restructuring charges associated with the 2009 Altra Plan in 2010. The Company recorded $1.2 million and $4.2 million of severance charges associated with the announcement of certain plant closings and the reduction of the workforce due to the economic condition s at the time. In addition, the Company recorded two asset impairments.

The Company’s total restructuring expense, by major component for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	2012 Altra Plan		2009 Altra Plan
Expenses
Moving and relocation	$55	$—	$455
Severance	2,934	—	1,192
Other	207	—	738

Total cash expenses	3,196	—	2,385
Loss on disposal of fixed assets	—	—	341

Total restructuring expenses	$3,196	$—	$2,726

The following is a reconciliation of the accrued restructuring costs between December 31, 2010 and December 31, 2012

All Plans
Balance at January 1, 2011	$159
Restructuring expense incurred	—
Cash payments	(69)
Non-cash loss on impairment of fixed assets	—

Balance at December 31, 2011	$90

Restructuring expense incurred	3,196
Cash payments	(471)
Non-cash loss on impairment of fixed assets	—

Balance at December 31, 2012	$2,815

The total restructuring reserve as of December 31, 2012 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company expects to incur approximately $0.7 to $1.0 million in restructuring expenses in 2013 under the 2012 Altra Plan.

13.    Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases
2013	$6,798	$32
2014	6,228	30
2015	3,948	28
2016	3,372	14
2017	2,063	6
Thereafter	3,797	—

Total lease obligations	$26,206	$110
Less amounts representing interest		(11)

Present value of minimum capital lease obligations		$99

Net rent expense under operating leases for the years ended December 31, 2012, 2011, and 2010 was approximately $7.8 million, $6.9 million, $4.9 million, respectively.

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

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. We will continue to consider the applicable guidance in ASC 450-20, based on the facts known at the time of our future filings, as it relates to legal contingencies, and will adjust our disclosures as may be required under the guidance.

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

Environmental

The company has not been notified that it is a potentially responsible party with respect to any sites the Company currently or formerly owned or operated. From time to time, the Company is notified that it is a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, the Company has generally resolved matters involving off-site disposal facilities for a nominal sum but there can be no assurance that the Company will be able to resolve pending or future matters in a similar fashion.

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

Other Matters

The state of New York Workers’ Compensation Board (the “Board”) has demanded payment from one of the Company’s business units of certain amounts the Board alleges are owed in connection with that business unit’s past participation in a workers’ compensation insurance trust. The amount claimed is currently immaterial and is subject to further adjustment and proceedings and the total amount of potential liability cannot be reasonably estimated as of December 31, 2012.

14.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2012

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$177,174	$174,488	$187,943	$192,385
Gross Profit	53,862	52,011	56,002	56,673
Net income attributable to Altra	(5,379)	8,547	10,609	10,516
Holdings, Inc.
Earnings pershare — Basic
Net income attributable to Altra Holdings, Inc.	$(0.20)	$0.32	$0.40	$0.40
Earnings pershare — Diluted

Net income attributable to Altra Holdings, Inc.	$(0.20)	$0.32	$0.40	$0.39

Year ended December 31, 2011

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$171,717	$177,853	$165,395	$159,847
Gross Profit	47,144	53,029	48,410	47,835
Net income attributable to Altra Holdings, Inc.	5,895	12,140	8,918	10,722
Earnings per share — Basic
Net income attributable to Altra Holdings, Inc.	$0.22	$0.46	$0.34	$0.40
Earnings per share — Diluted

Net income attributable to Altra Holdings, Inc.	$0.21	$0.46	$0.34	$0.40

15.    Subsequent Events

In February 2013, the Company’s Board of Directors approved the grant of 114,351 shares of restricted common stock under the Company’s 2004 Equity Incentive Plan, as amended, and 31,340 performance share units to certain members of management and independent directors of the Company.

The Company has declared a dividend of $0.08 per share for the quarter ended March 30, 2013, payable on April 3, 2013 to shareholders of record as of March 18, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2012, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Altra Holdings Inc.

Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2013

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Executive	Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2013 Proxy Statement to be filed no later than 120 days after December 31, 2012.

Item 11. Executive	Compensation

The information required by this item is incorporated by reference to our definitive 2013 Proxy Statement to be filed no later than 120 days after December 31, 2012.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2013 Proxy Statement to be filed no later than 120 days after December 31, 2012.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2013 Proxy Statement to be filed no later than 120 days after December 31, 2012.

Item 14. Principal	Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2013 Proxy Statement to be filed no later than 120 days after December 31, 2012.

PART IV

Item 15. Exhibits,	Financial Statement Schedules.

(a)  List of documents filed as part of this report:

(1)  Financial Statements.

i.  Consolidated Balance Sheets as of December 31, 2012 and 2011

ii.  Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2012, 2011 and 2010

iii.  Consolidated Statements of Stockholders’ Equity as of December 31, 2012

iv.  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2012, 2011 and 2010

v.  Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2012 and 2011

(2)  Financial Statement Schedule

ii.  Schedule II — Valuation and Qualifying Accounts

3)  Exhibits

Number	Description
2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.
2.6(10)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of it subsidiaries)**
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3.2(7)	Second Amended and Restated Bylaws of Altra Holdings, Inc.
4.1(4)	Form of Common Stock Certificate
4.2(9)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.1(6)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt †
10.2(8)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson †
10.3(11)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†
10.4(7)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers †
10.5(7)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers †
10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.9(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement †
10.10(4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt †
10.11(9)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC
10.12	Credit Agreement, dated as of November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries, as Borrowers, the lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent *
10.13	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #*
10.14	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of , JPMorgan Chase Bank, N.A. #*
10.15	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of , JPMorgan Chase Bank, N.A. *

Number	Description
21.1	Subsidiaries of Altra Holdings, Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Comprehensive Income, (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(7)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**	Schedules and exhibits to the Sale and Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

Item	14(a)(2)

ALTRA HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2010	$1,434	$256	$(579)	$1,111
For the year ended December 31, 2011	$1,111	$696	$(715)	$1,092
For the year ended December 31, 2012	$1,092	$1,675	$(207)	$2,560

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

February 25, 2013	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2013	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

February 25, 2013	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial Officer

February 25, 2013	By:	/s/ Todd B. Patriacca
Name: Todd B. Patriacca
Title: Chief Accounting Officer

February 25, 2013	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Executive Chairman and Director

February 25, 2013	By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

February 25, 2013	By:	/s/ Lyle G. Ganske
Name: Lyle G. Ganske
Title: Director

February 25, 2013	By:	/s/ Michael S. Lipscomb
Name: Michael S. Lipscomb
Title: Director

February 25, 2013	By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

February 25, 2013	By:	/s/ James H. Woodward, Jr.
Name: James H. Woodward, Jr.
Title: Director

Exhibit Index

Number	Description
10.12	Credit Agreement, dated as of November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries, as Borrowers, the lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.13	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #
10.14	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of , JPMorgan Chase Bank, N.A. #
10.15	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of , JPMorgan Chase Bank, N.A.
21.1	Subsidiaries of Altra Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Comprehensive Income, (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.