Form 10-Q
period 2013-03-30
Altra Holdings, Inc.
filed 2013-04-29
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of April 15, 2013, 27,000,033 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	March 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,171	$85,154
Trade receivables, less allowance for doubtful accounts of $2,713 and $2,560 at March 30, 2013 and December 31, 2012, respectively	103,103	92,933
Inventories	123,034	123,776
Deferred income taxes	9,617	8,918
Income tax receivable	710	6,397
Prepaid expenses and other current assets	7,317	6,578

Total current assets	309,952	323,756
Property, plant and equipment, net	137,008	138,094
Intangible assets, net	73,559	76,098
Goodwill	87,232	88,225
Deferred income taxes	1,114	1,150
Other non-current assets, net	5,459	5,716

Total assets	$614,324	$633,039

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$46,747	$43,042
Accrued payroll	16,522	19,893
Accruals and other current liabilities	31,297	33,796
Deferred income taxes	—	34
Current portion of long-term debt	10,904	9,135

Total current liabilities	105,470	105,900

Long-term debt - less current portion and net of unaccreted discount	217,143	238,460
Deferred income taxes	39,374	38,821
Pension liabilities	13,365	14,529
Other post retirement benefits	219	230
Long-term taxes payable	1,130	1,118
Other long-term liabilities	699	730
Redeemable non-controlling interest	1,218	1,239
Commitment and Contingencies (See Note 15)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,742,429 and 26,724,349 issued and outstanding at March 30, 2013 and December 31, 2012, respectively)	27	27
Additional paid-in capital	153,037	152,188
Retained earnings	112,928	103,200
Accumulated other comprehensive income	(30,286)	(23,403)

Total stockholders’ equity	235,706	232,012

Total liabilities, non-controlling interest and stockholders’ equity	$614,324	$633,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statement of Comprehensive Income

Amounts in thousands, except per share data

	Quarter Ended
	March 30, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Net sales	$185,150	$192,385
Cost of sales	129,651	135,712

Gross profit	55,499	56,673

Operating expenses:
Selling, general and administrative expenses	32,442	31,997
Research and development expenses	2,934	3,027
Restructuring Costs	320	—

	35,696	35,024
Income from operations	19,803	21,649

Other non-operating (income) expense:
Interest expense, net	2,605	5,774
Other non-operating (income) expense, net	(47)	225

	2,558	5,999
Income before income taxes	17,245	15,650
Provision for income taxes	5,386	5,134

Net income	11,859	10,516

Net loss attributable to non-controlling interest	21	—

Net income attributable to Altra Holdings, Inc.	$11,880	$10,516

Other Comprehensive Income
Foreign currency translation adjustment	(6,883)	5,277

Total comprehensive income	4,997	15,793

Comprehensive loss attributable to non-controlling interest	21	—

Comprehensive income attributable to Altra Holdings, Inc.	$5,018	$15,793

Weighted average shares, basic	26,733	26,606

Weighted average shares, diluted	26,767	26,660
Net income per share:
Basic net income attributable to Altra Holdings, Inc	$0.44	$0.40
Diluted net income attributable to Altra Holdings, Inc.	$0.44	$0.39

Cash dividend declared	$0.08	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Quarter Ended
	March 30, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net income	$11,859	$10,516
Adjustments to reconcile net income to net cash flows:
Depreciation	5,220	4,983
Amortization of intangible assets	1,613	1,663
Amortization of deferred financing costs	189	329
Loss on foreign currency, net	110	34
Accretion of debt discount, net	760	784
Stock-based compensation	849	784
Changes in assets and liabilities:
Trade receivables	(15,063)	(20,229)
Inventories	(663)	440
Accounts payable and accrued liabilities	6,154	652
Other current assets and liabilities	(833)	(1,612)
Other operating assets and liabilities	(900)	(606)

Net cash provided (used) by operating activities	9,295	(2,262)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,499)	(8,237)

Net cash used in investing activities	(4,499)	(8,237)

Cash flows from financing activities
Payments on term loan facility	(1,875)	—
Payments on revolving credit facility	(19,304)	—
Proceeds from equipment loan	1,170	—
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)
Shares surrendered for tax withholding	—	(51)
Payments on mortgages and other	(278)	(127)
Payments on capital leases	(9)	(136)

Net cash used in financing activities	(20,296)	(3,314)

Effect of exchange rate changes on cash and cash equivalents	(3,483)	1,244
Net change in cash and cash equivalents	(18,983)	(12,569)
Cash and cash equivalents at beginning of year	85,154	92,515

Cash and cash equivalents at end of period	$66,171	$79,946

Cash paid during the period for:
Interest	$2,583	$1,303
Income taxes	$1,899	$1,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity

Amounts in thousands

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2012	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock based compensation and vesting of restricted stock	—	—	733	—	—	733	—
Net income	—	—	—	10,516	—	10,516	—
Cumulative foreign currency translation adjustment	—	—	—	—	5,277	5,277	—

Balance at March 31, 2012	$27	26,600	$150,967	$93,727	$(19,799)	$224,922	$—

Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

Stock based compensation and vesting of restricted stock	—	18	849	—	—	849	—
Net income attributable to Altra Holdings, Inc.	—	—	—	11,880	—	11,880	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(21)
Dividends declared	—	—	—	(2,152)	—	(2,152)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(6,883)	(6,883)	—

Balance at March 30, 2013	$27	26,742	$153,037	$112,928	$(30,286)	$235,706	$1,218

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2013 and December 31, 2012, and results of operations and cash flows for the quarters ended March 30, 2013 and March 31, 2012.

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

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at each of March 30, 2013 and March 31, 2012. The estimated fair value of the Convertible Notes at March 30, 2013 and December 31, 2012, was $101.6 million and $94.3 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

Included in cash and cash equivalents as of March 30, 2013 and December 31, 2012 are money market fund investments of $14.8 million and $30.3 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 30, 2013	March 31, 2012
Net income attributable to Altra Holdings, Inc	$11,880	$10,516

Shares used in net income per common share - basic	26,733	26,606
Incremental shares of unvested restricted common stock	34	54

Shares used in net income per common share - diluted	26,767	26,660

Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.44	$0.40
Diluted net income attributable to Altra Holdings, Inc.	$0.44	$0.39

The Company excluded 3,104,379 shares related to the Convertible Notes (see Note 11) from the above earnings per share calculation as these shares were anti-dilutive.

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

The closing date of the Lamiflex Acquisition was July 11, 2012, and as a result, the Company’s condensed consolidated financial statements reflect Lamiflex’s results of operations from the beginning of business on July 11, 2012 forward.

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

Total Assumed purchase price, excluding acquisition costs of approximately $0.4 million	$8,820
Less: Redeemable non-controlling interest	1,327

Total purchase price paid at closing	7,493
Cash and cash equivalents	68
Trade receivables, net of amounts pledged	606
Inventories	726
Prepaid and other	48
Property, plant and equipment	3,027
Other assets	108
Intangible assets	4,912

Total assets acquired	9,495
Accounts payable	550
Accrued expenses and other current liabilities	867
Deferred tax liability	1,934
Other liabilities, including long-term debt	976

Total liabilities assumed	4,327
Net assets acquired	5,168

Excess of purchase price over fair value of net assets acquired	$3,652

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

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter ended March 31, 2012 as if the Company had acquired Lamiflex at the beginning of the quarter. The pro forma information contains the actual operating results of the Company, including Lamiflex, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro Forma (unaudited)
Quarter to Date Period Ended
March 31, 2012
Total revenues	$193,870
Net income attributable to Altra Holdings, Inc.	$10,570
Basic earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.40
Diluted earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.40

6. Inventories

Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at March 30, 2013 and December 31, 2012 consisted of the following:

	March 30, 2013	December 31, 2012
Raw materials	$39,604	$39,902
Work in process	21,337	21,199
Finished goods	62,093	62,675

Inventories	$123,034	$123,776

Approximately 10% of total inventories were valued using the LIFO method as of each of March 30, 2013 and December 31, 2012. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for the quarter ended March 31, 2012. There was no provision necessary to value the inventory on a LIFO basis for the quarter ended March 30, 2013.

7. Goodwill and Intangible Assets

Changes to goodwill from January 1, through March 30, 2013 were as follows:

2013
Gross goodwill balance as of January 1	$120,035
Impact of changes in foreign currency	(993)

Gross goodwill balance as of March 30	119,042

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of March 30	(31,810)

Net goodwill balance March 30, 2013	$87,232

Other intangible assets as of March 30, 2013 and December 31, 2012 consisted of the following:

	March 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,485	$—	$34,485	$—
Intangible assets subject to amortization:
Customer relationships	78,864	37,783	78,864	36,202
Product technology and patents	5,719	5,689	5,719	5,657
Impact of changes in foreign currency	(2,037)	—	(1,111)	—

Total intangible assets	$117,031	$43,472	$117,957	$41,859

The Company recorded $1.6 million and $1.7 million of amortization expense in the quarters ended March 30, 2013 and March 31, 2012, respectively.

The estimated amortization expense for intangible assets is approximately $4.8 million for the remainder of 2013, $6.4 million in each of the next four years and then $9.6 million thereafter.

8. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on the product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 30, 2013 and March 31, 2012 are as follows:

	March 30, 2013	March 31, 2012
Balance at beginning of period	$5,625	$4,898
Accrued current period warranty expense	519	762
Payments	(416)	(619)

Balance at end of period	$5,728	$5,041

9. Income Taxes

The estimated effective income tax rates recorded for the quarters ended March 30, 2013 and March 31, 2012, were based upon management’s best estimate of the effective tax rate for the entire year.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of comprehensive income. At each of December 31, 2012 and March 30, 2013, the Company had $0.4 million of accrued interest and penalties.

10. Pension and Other Employee Benefits

Defined Benefit (Pension) and Post-retirement Benefit Plans

The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized employees.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 30, 2013 and March 31, 2012:

	Quarter Ended
	Pension Benefits		Other Benefits
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$38	$25	$1	$1
Interest cost	246	273	3	4
Expected return on plan assets	(267)	(268)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	42	25	(13)	(13)

Net periodic benefit cost (income)	$59	$55	$(10)	$(9)

The Company made a $1.0 million supplementary contribution during the quarter ended March 30, 2013.

11. Debt

Outstanding debt obligations at March 30, 2013 and December 31, 2012 were as follows:

	March 30, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$60,000	$79,304
Convertible Notes	85,000	85,000
Term Notes	98,125	100,000
Equipment Loan	2,287	1,100
Mortgages	807	963
Capital leases	89	99
Other	285	435
Total debt	246,593	266,901
Less: debt discount, net of accretion	(18,546)	(19,306)

Total long-term debt, net of unaccreted discount	$228,047	$247,595

Less current portion of long-term debt	10,904	9,135

Long-term debt - less current portion and net of unaccreted discount	$217,143	$238,460

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of March 30, 2013 and December 31, 2012, we had $60.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of March 30, 2013 and December 31, 2012, we had $6.6 and $7.6 million in letters of credit outstanding, respectively. We had $133.4 million and $113.1 million and available under the Revolving Credit Facility at March 30, 2013 and December 31, 2012, respectively.

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

Convertible Senior Notes

On March 7, 2011, the Company issued $85.0 million of Convertible Senior Notes (the “Convertible Notes”) due on March 1, 2031. The Convertible Notes will mature on March 31, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. Interest on the Convertible Notes is payable semiannually in arrears, on March 1 and September 1 of each year, and commenced on September 1, 2011 at an annual rate of 2.75%.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of March 30, 2013:

March 30, 2013
Principal amount of debt	$85,000
Unamortized discount	18,546

Carrying value of debt	$66,454

Interest expense associated with the Convertible Notes consisted of the following for the year ended March 30, 2013:

March 30, 2013
Contractual coupon rate of interest	$584
Accretion of Convertible Notes discount and amortization of deferred financing costs	847

Interest expense for the Convertible Notes	$1,431

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at March 30, 2013 and the cash coupon interest rate is 2.75%.

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

The Senior Secured Notes were guaranteed by the Company’s U.S. domestic subsidiaries and were secured by a second priority lien, subject to first priority liens securing the Old Revolving Credit Agreement, on substantially all of the Company’s assets and those of its domestic subsidiaries. The indenture governing the Senior Secured Notes contained covenants which restricted the Company and its subsidiaries. These restrictions limited or prohibited, among other things, the Company’s ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay cash dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens on their assets. There are no financial covenants associated with the Senior Secured Notes.

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

The Old Revolving Credit Agreement was replaced with the new Revolving Credit Facility in November 2012.

Equipment Loan

The Company has a 24.6 million RMB ($3.9 Million) Equipment Loan with a Chinese bank to equip its new facility in Changzhou, China. The loan had a remaining principal of 14.4 million RMB ($2.3 million) and 12.4 million RMB ($1.1 million) at March 30, 2013 and December 31, 2012, respectively. Interest is payable monthly at 6.4%. The principal amount of the Equipment Loan note is due in August 2013, when the note expires.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% and is payable in monthly installments over the next three years. As of March 30, 2013 and December 31, 2012, the mortgage had a remaining principal of €0.6 million or $0.8 million and €0.7 million or $1.0 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million at March 30, 2013 and December 31, 2012. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 30, 2013 or December 31, 2012 under any of the overdraft agreements.

12. Stockholders’ Equity

On February 12, 2013, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.08 per share for the quarter ended March 30, 2013. The dividend of $2.2 million was paid on April 3, 2013 to shareholders of record as of the close of business on March 18, 2013 and was accrued for in the balance sheet at March 30, 2013.

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

The Plan also permits the Company to grant performance share awards, among other things, to the Company’s executives and certain other officers and employees based on pre-established annual performance objectives and goals. The company issued performance share unit awards during February 2013 and has accrued compensation expense based on the probable outcome of these annual objectives and goals.

Compensation expense recorded during the quarters ended March 30, 2013 and March 31, 2012, was $0.8 million in each quarter. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. The company recognizes stock-based compensation expense on a straight line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s unvested restricted stock grants in the quarter ended March 30, 2013:

	Shares	Weighted-average grant date fair value
Restricted shares unvested January 1, 2013	162,586	$18.67
Shares granted	118,129	24.49
Shares for which restrictions lapsed	(20,935)	24.51

Restricted shares unvested March 30, 2013	259,780	$20.85

Total remaining unrecognized compensation cost was $5.1 million as of March 30, 2013, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended March 30, 2013 was $0.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

13. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended March 30, 2013 and March 31, 2012.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by well established financial institutions and invested in AAA rated mutual funds or United States Government Securities.

The Company has three operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The three operating segments are expected to have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function with the exception of the Bauer gear motor business for which the Company is in the process of integrating sales and marketing activities. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each operating segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our operating segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.

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

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 30, 2013	March 31, 2012
North America (primarily U.S.)	$120,548	$124,978
Europe	54,205	57,446
Asia and other	10,397	9,961

Total	$185,150	$192,385

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at March 30, 2013 and December 31, 2012 were $120.9 million and $117.0 million, respectively.

14. Restructuring

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company recorded $0.3 million in restructuring charges associated with the 2012 Altra Plan in the quarter ended March 30, 2013. The costs were primarily severance charges due in connection with the reduction of the workforce at our European locations.

The Company’s total restructuring expense, by major component for the quarter ended March 30, 2013 was as follows:

Quarter Ended March 30, 2013
Severance	$283
Other	37

Total cash expenses	$320

The following is a reconciliation of the accrued restructuring cost:

Quarter Ended March 30, 2013
Balance at January 1, 2013	$2,920
Restructuring expense incurred	320
Cash payments	(1,424)

Balance at March 30, 2013	$1,816

The total restructuring reserve as of March 30, 2013 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company expects to incur approximately $0.4 to $0.7 million in restructuring expenses during the remainder of 2013 under the 2012 Altra Plan.

15. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of March 30, 2013 or December 31, 2012. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

The Company has declared a dividend of $0.10 per share for the quarter ended June 29, 2013, payable on July 2, 2013 to shareholders of record as of June 18, 2013.

On April 15, 2013 the Company entered an interest rate swap agreement designed to fix the ABR Rate rate payable on a portion of its outstanding borrowings under the Credit Agreement at 0.626% exclusive of the credit spread under the Credit Agreement.

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

•

other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Holdings, Inc. and its subsidiaries should be read together with the audited financial statements of Altra Holdings, Inc. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Unless the context requires otherwise, the terms “Altra Holdings,” “the Company,” “we,” “us,” and “our” refer to Altra Holdings, Inc. and its subsidiaries.

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

We are a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components, gearmotors, and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European and global economies in general. In the remainder of 2013, we expect to continue to focus on the execution of our long-term growth strategy, and will also continue to focus on maintaining a reduced cost base. Among other items, we expect our strategic initiatives during the remainder of 2013 will continue to include investing in organic growth, seeking strategic acquisitions, targeting key underpenetrated geographic regions, entering new high-growth markets, enhancing our efficiency and productivity through the Altra Business System and focusing on the development of our people and processes.

We expect continued stagnant demand across our end markets. We expect to offset this through our continued profit improvement initiatives and lower borrowing costs due to our recent refinancing and expect improved profitability when compared to the prior year.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Net sales	$185,150	$192,385
Cost of sales	129,651	135,712

Gross profit	55,499	56,673
Gross profit percentage	30.0%	29.5%
Selling, general and administrative expenses	32,442	31,997
Research and development expenses	2,934	3,027
Restructuring costs	320	—

Income from operations	19,803	21,649
Interest expense, net	2,605	5,774
Other non-operating (income) expense, net	(47)	225

Income before income taxes	17,245	15,650
Provision for income taxes	5,386	5,134

Net income	11,859	10,516
Net loss attributable to non-controlling interest	21	—

Net income attributable to Altra Holdings, Inc.	$11,880	$10,516

Quarter Ended March 30, 2013 compared with Quarter Ended March 31, 2012

(Amounts in thousands, unless otherwise noted)

	Quarter-Ended
	March 30, 2013	March 31, 2012	Change	%
Net sales	$185,150	$192,385	$(7,235)	-3.8%

The decrease in sales during the quarter ended March 30, 2013 was due to the negative impact of foreign exchange rate changes of $1.7 million primarily related to the Euro and British Pound Sterling rates compared to 2012 combined with lower sales levels across all operating segments due to weak demand in all geographies. This was partially offset by the inclusion of Lamiflex in the quarter ended March 30, 2013. We expect to see flat to moderate softening in our order rates in the remainder of 2013, particularly in Europe.

	Year Ended
	March 30, 2013	March 31, 2012	Change	%
Gross Profit	$55,499	$56,673	$(1,174)	-2.1%
Gross Profit as a percent of sales	30.0%	29.5%

Gross profit as a percentage of sales improved in the quarter ended March 30, 2013, primarily due to the price increases implemented during the past twelve months, low cost country sourcing and productivity improvements. We expect our full year 2013 gross profit as a percentage of sales to continue show improvement over 2012.

	Quarter Ended
Amounts in thousands, except percentage data	March 30, 2013	March 31, 2012	Change	%
Selling, general and administrative expense (“SG&A”)	$32,442	$31,997	$445	1.4%
SG&A as a percent of sales	17.5%	16.6%

The increase in SG&A in the quarter ended March 30, 2013 is due primarily to the inclusion of the expenses of Lamiflex, which was acquired in the quarter ended September 30, 2012.

	Quarter Ended
Amounts in thousands, except percentage data	March 30, 2013	March 31, 2012	Change	%
Research and development expenses (“R&D”)	$2,934	$3,027	$(93)	-3.1%

R&D expenses as a percentage of sales remained consistent with prior year at approximately 1.6% of sales. We do not forecast significant variances in future periods.

	Quarter Ended
Amounts in thousands, except percentage data	March 30, 2013	March 31, 2012	Change	%
Interest Expense, net	$2,605	$5,774	$(3,169)	-54.9%

Net interest expense decreased substantially in the quarter ended March 30, 2013 due to the Company refinancing its debt at much lower rates than were in effect during the quarter ended March 31, 2012. The company expects to continue to see savings in interest expense throughout the remainder of 2013 when compared to prior periods.

	Quarter Ended
Amounts in thousands, except percentage data	March 30, 2013	March 31, 2012	Change	%
Other non-operating expense, net	$(47)	$225	$(272)	-120.9%

Other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

	Quarter Ended
Amounts in thousands, except percentage data	March 30, 2013	March 31, 2012	Change	%
Provision for income taxes	$5,386	$5,134	$252	4.9%
Provision for income taxes as a % of income become income taxes	31.2%	32.8%

The provision for income taxes, as a percentage of income before taxes, was lower than that of the quarter ended March 30, 2012 primarily due to the recognition of a $0.4 million benefit during the quarter ended March 30, 2013 related to the retroactive reinstatement of the U.S. R&D credit for qualifying amounts incurred in 2012.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our revolving credit facility (“Revolving Credit Facility”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pension plan funding, and to pay dividends to our stockholders. In the event additional funds are needed, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $133.4 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.

Borrowings

	Amounts in millions
	March 30, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$60.0	$79.3
Convertible Notes	85.0	85.0
Term Loan	98.1	100.0
Equipment Loan	2.3	1.1
Mortgages	0.8	1.0
Capital leases	0.1	0.1
Other	0.3	0.4

Total Debt	$246.6	$266.9

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of March 30, 2013 and December 31, 2012, we had $60.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of March 30, 2013 and December 31, 2012, we had $6.6 and $7.6 million in letters of credit outstanding, respectively. We had $133.4 million and $113.1 million and available under the Revolving Credit Facility at March 30, 2013 and December 31, 2012, respectively.

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

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended March 30, 2013 and March 31, 2012, respectively,

	March 30, 2013	March 31, 2012	Change
Cash and cash equivalents at the beginning of the period	$85,154	$92,515	$(7,361)
Cash flows from operating activities	9,295	(2,262)	11,557
Cash flows from investing activities	(4,499)	(8,237)	3,738
Cash flows from financing activities	(20,296)	(3,314)	(16,982)
Effect of exchange rate changes on cash and cash equivalents	(3,483)	1,244	(4,727)

Cash and cash equivalents at the end of the period	$66,171	$79,946	$(13,775)

Cash Flows for 2013

The primary sources of funds provided from operating activities of approximately $9.3 million for the quarter ended March 30, 2013 resulted from cash provided from net income of $11.9 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $8.7 million. This amount was offset by a net increase in current assets and liabilities of approximately $11.3 million.

The change in cash flows from operating activities in 2013 as compared to 2012 related to a federal tax refund of $4.8 million being received in the quarter ended March 30, 2013. Additionally, receivables have decreased by an additional $6.8 million when compared to the quarter ended March 31, 2012 due to lower sales volumes. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2013 due to income from operations, lower interest expense than in prior years and a decrease in working capital.

Net cash used in investing activities decreased from 2012 primarily due to lower capital expenditures being required during the quarter ended March 30, 2013. Expenditures decreased during the quarter ended March 30, 2013 as compared to the quarter ended March 31, 2012 as there were greater capital expenditures for new equipment during the quarter ended March 31, 2012 that was not repeated during the quarter ended March 30, 2013.

The change in net cash from financing activities was primarily due to the repayment of approximately $21.2 million towards the company’s term loan and revolving credit facility. This was partially offset by the $3.0 million redemption of the variable demand rate revenue bonds during the quarter ended March 31, 2012.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, and capital expenditures, for pension funding, and to pay dividends to our stockholders. We have approximately $50.0 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

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

Contractual Obligations

There were no significant changes in our contractual obligations subsequent to December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. At present, we do not utilize derivative instruments to manage these risks. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 30, 2013, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 30, 2013, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that occurred during our fiscal quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2012 are incorporated herein by reference.

During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended March 30, 2013.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2013 to January 26, 2013	—	$—	—	$—
January 27, 2013 to February 23, 2013	2,856	$24.65	—	$—
February 24, 2013 to March 30, 2012	—	$—	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

April 29, 2013	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

April 29, 2013	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

April 29, 2013	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.