Form 10-Q
period 2013-06-29
Altra Holdings, Inc.
filed 2013-07-26
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of July 15, 2013, 27,006,380 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	June 29, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$61,507	$85,154
Trade receivables, less allowance for doubtful accounts of $2,582 and $2,560 at June 29, 2013 and December 31, 2012, respectively	99,218	92,933
Inventories	119,881	123,776
Deferred income taxes	9,588	8,918
Income tax receivable	1,387	6,397
Prepaid expenses and other current assets	6,709	6,578

Total current assets	$298,290	323,756
Property, plant and equipment, net	136,377	138,094
Intangible assets, net	71,914	76,098
Goodwill	87,173	88,225
Deferred income taxes	1,042	1,150
Other non-current assets, net	5,594	5,716

Total assets	$600,390	$633,039

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,177	$43,042
Accrued payroll	17,969	19,893
Accruals and other current liabilities	29,654	33,796
Deferred income taxes	—	34
Current portion of long-term debt	11,883	9,135

Total current liabilities	104,683	105,900

Long-term debt - less current portion and net of unaccreted discount	195,372	238,460
Deferred income taxes	39,172	38,821
Pension liabilities	12,555	14,529
Other post retirement benefits	205	230
Long-term taxes payable	1,143	1,118
Other long-term liabilities	714	730
Redeemable non-controlling interest	1,205	1,239
Commitment and Contingencies (See Note 17)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,743,598 and 26,724,349 issued and outstanding at June 29, 2013 and December 31, 2012, respectively)	27	27
Additional paid-in capital	153,955	152,188
Retained earnings	120,906	103,200
Accumulated other comprehensive loss	(29,547)	(23,403)

Total stockholders’ equity	245,341	232,012
Total liabilities, non-controlling interest and stockholders’ equity	$600,390	$633,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$181,095	$187,943	$366,245	$380,328
Cost of sales	126,676	131,941	256,327	267,653

Gross profit	54,419	56,002	109,918	112,675

Operating expenses:
Selling, general and administrative expenses	32,628	31,884	65,070	63,881
Research and development expenses	3,214	2,942	6,148	5,969
Restructuring costs	238	—	558	—

Income from operations	18,339	21,176	38,142	42,825

Other non-operating expense:
Interest expense, net	2,658	6,504	5,263	12,278
Other non-operating expense, net	144	1,207	97	1,432

	2,802	7,711	5,360	13,710
Income before income taxes	15,537	13,465	32,782	29,115
Provision for income taxes	4,861	2,856	10,247	7,990

Net income	10,676	10,609	22,535	21,125

Net loss attributable to non-controlling interest	13	—	34	—

Net income attributable to Altra Holdings, Inc.	$10,689	$10,609	$22,569	$21,125

Weighted average shares, basic	26,733	26,606	26,737	26,541
Weighted average shares, diluted	26,751	26,664	26,820	26,674

Net income per share:
Basic net income attributable to Altra Holdings, Inc.	$0.40	$0.40	$0.84	$0.80
Diluted net income attributable to Altra Holdings, Inc.	$0.40	$0.40	$0.84	$0.79

Cash dividend declared	$0.10	$0.05	$0.18	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statement of Comprehensive Income

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$10,676	$10,609	$22,535	$21,125
Other Comprehensive income (loss):
Foreign currency translation adjustment	202	(8,742)	6,681	(3,465)
Change in fair value of interest rate swap	(537)	—	(537)	—

Other comprehensive income (loss)	(335)	(8,742)	6,144	(3,465)
Comprehensive income	10,341	1,867	28,679	17,660
Comprehensive loss attributable to noncontrolling interest	13	—	34	—

Comprehensive income attributable to Altra Holdings, Inc.	$10,354	$1,867	$28,713	$17,660

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	June 29, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$22,535	$21,125
Adjustments to reconcile net income to net cash flows:
Depreciation	10,667	9,962
Amortization of intangible assets	3,220	3,321
Amortization of deferred financing costs	423	666
Loss on foreign currency, net	155	340
Accretion of debt discount, net	1,540	1,588
Stock-based compensation	1,767	1,543
Changes in assets and liabilities:
Trade receivables	(10,396)	(13,198)
Inventories	2,561	4,179
Accounts payable and accrued liabilities	2,407	(2,751)
Other current assets and liabilities	(235)	170
Other operating assets and liabilities	(1,663)	(2,646)

Net cash from operating activities	32,981	24,299

Cash flows from investing activities
Purchase of property, plant and equipment	(9,975)	(16,906)

Net cash from investing activities	(9,975)	(16,906)

Cash flows from financing activities

Payments on term loan facility	(3,750)	—
Payments on revolving credit facility	(39,304)	—
Proceeds from equipment loan	1,635	—
Dividend payment	(2,152)
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)
Shares surrendered for tax withholding	—	(57)
Payments on mortgages and other	(469)	(678)
Payments on capital leases	(19)	(228)

Net cash from financing activities	(44,059)	(3,963)

Effect of exchange rate changes on cash and cash equivalents	(2,594)	(710)

Net change in cash and cash equivalents	(23,647)	2,720
Cash and cash equivalents at beginning of year	85,154	92,515

Cash and cash equivalents at end of period	$61,507	$95,235

Cash paid during the period for:
Interest	$3,644	$9,252
Income taxes	$10,598	$6,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2012	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock-based compensation and vesting of restricted stock	—	20	1,543	—	—	1,543	—
Net income	—	—	—	21,125	—	21,125	—
Dividends declared	—	—	—	(1,347)	—	(1,347)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(3,465)	(3,465)	—

Balance at June 30, 2012	$27	26,620	$151,777	$102,989	$(28,541)	$226,252	$—

Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

Stock-based compensation and vesting of restricted stock	—	19	1,767	—	—	1,767	—
Net income attributable to Altra Holdings, Inc.	—	—	—	22,569	—	22,569	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(34)
Dividends declared	—	—	—	(4,863)	—	(4,863)	—
Change in fair value of interest rate swap	—	—	—	—	537	537	—
Cumulative foreign currency translation adjustment	—	—	—	—	(6,681)	(6,681)	—

Balance at June 29, 2013	$27	26,743	$153,955	$120,906	$(29,547)	$245,341	$1,205

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2013 and December 31, 2012, results of operations for the quarter and year to date periods ended June 29, 2013 and June 30, 2012, and cash flows for the year to date periods ended June 29, 2013 and June 30, 2012. The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at each of June 29, 2013 and December 31, 2012. The estimated fair value of the Convertible Notes at June 29, 2013 and December 31, 2012, was $103.9 million and $94.3 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) at June 29, 2013 was $0.5 million, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). There was no Interest Rate Swap at December 31, 2012.

Included in cash and cash equivalents as of June 29, 2013 and December 31, 2012 are money market fund investments of $15.1 million and $30.3 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) by Component for the periods presented:

	Change in Fair Value of Interest Rate Swap	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2012	$—	$(2,485)	$(22,591)	$(25,076)
Net current-period Other Comprehensive Income (Loss)	—	—	(3,465)	(3,465)

Accumulated Other Comprehensive Income (Loss) by Component, June 30, 2012	$—	$(2,485)	$(26,056)	$(28,541)

	Change in Fair Value of Interest Rate Swap	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income (Loss)	537	—	(6,681)	(6,144)

Accumulated Other Comprehensive Income (Loss) by Component, June 29, 2013	$537	$(4,607)	$(25,477)	$(29,547)

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income attributable to Altra Holdings, Inc.	$10,689	$10,609	$22,569	$21,125

Shares used in net income per common share - basic	26,733	26,606	26,737	26,541
Incremental shares of unvested restricted common stock	18	58	83	133

Shares used in net income per common share - diluted	26,751	26,664	26,820	26,674

Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.40	$0.40	$0.84	$0.80
Diluted net income attributable to Altra Holdings, Inc.	$0.40	$0.40	$0.84	$0.79

The Company excluded 3,115,658 shares related to the Convertible Notes (see Note 12) from the above earnings per share calculation as these shares were anti-dilutive.

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

The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Lamiflex, as presented below, are based upon the Company’s estimate of the fair value as of the date of the acquisition. The purchase price allocation was calculated as if the Company had acquired 100% of Lamiflex and is subject to the finalization of certain accruals. The preliminary purchase price allocation as of the acquisition date is as follows:

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended June 30, 2012, as if the Company had acquired Lamiflex at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Lamiflex, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Pro Forma (unaudited)	Pro Forma (unaudited)
	Quarter to Date Period Ended	Year to Date Period Ended
	June 30, 2012	June 30, 2012
Total revenues	$190,074	$383,944
Net income attributable to Altra Holdings, Inc.	$10,742	$21,313
Basic earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.40	$0.80
Diluted earnings per share:
Net income attributable to Altra Holdings, Inc.	$0.40	$0.80

7. Inventories

Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at June 29, 2013 and December 31, 2012 consisted of the following:

	June 29, 2013	December 31, 2012
Raw materials	$36,383	$39,902
Work in process	19,597	21,199
Finished goods	63,901	62,675

	$119,881	$123,776

Approximately 9% and 10% of total inventories were valued using the LIFO method as of each of June 29, 2013 and December 31, 2012, respectively. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for the quarter ended June 30, 2012. The Company recorded a $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date period ended June 30, 2012. There was no provision necessary to value the inventory on a LIFO basis for the quarter or year to date periods ended June 29, 2013.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets

Changes to goodwill from January 1, through June 29, 2013 were as follows:

2013
Gross goodwill balance as of January 1	$120,035
Impact of changes in foreign currency	(1,052)

Gross goodwill balance as of June 29	118,983

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of June 29	(31,810)

Net goodwill balance June 29, 2013	$87,173

Other intangible assets as of June 29, 2013 and December 31, 2012 consisted of the following:

	June 29, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,485	$—	$34,485	$—
Intangible assets subject to amortization:
Customer relationships	78,864	39,360	78,864	36,202
Product technology and patents	5,719	5,719	5,719	5,657
Impact of changes in foreign currency	(2,075)	—	(1,111)	—

Total intangible assets	$116,993	$45,079	$117,957	$41,859

The Company recorded $1.6 million and $1.7 million of amortization expense in the quarters ended June 29, 2013 and June 30, 2012, respectively, and recorded $3.2 million and $3.3 million of amortization expense in the year to date periods ended June 29, 2013 and June 30, 2012, respectively.

The estimated amortization expense for intangible assets is approximately $3.2 million for the remainder of 2013, $6.4 million in each of the next four years and then $8.6 million thereafter.

9. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on the product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended June 29, 2013 and June 30, 2012 are as follows:

	June 29, 2013	June 30, 2012

Balance at beginning of period	$5,625	$4,898
Accrued current period warranty expense	1,273	901
Payments	(1,305)	(998)

Balance at end of period	$5,593	$4,801

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

10. Income Taxes

The estimated effective income tax rates recorded for the year to date periods ended June 29, 2013 and June 30, 2012, were based upon management’s best estimate of the effective tax rate for the entire year.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. At each of December 31, 2012 and June 29, 2013, the Company had $0.4 million of accrued interest and penalties.

11. Pension and Other Employee Benefits

Defined Benefit (Pension) and Post-retirement Benefit Plans

The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized employees.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended June 29, 2013 and June 30, 2012:

	Quarter Ended
	Pension Benefits		Other Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$38	$25	$—	$—
Interest cost	246	273	3	3
Expected return on plan assets	(267)	(268)	—	—
Amortization of prior service income	—	—	—	—
Amortization of net gain	42	24	(13)	(13)

Net periodic benefit cost (income)	$59	$54	$(10)	$(10)

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$76	$50	$2	$1
Interest cost	492	546	6	7
Expected return on plan assets	(534)	(536)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	84	49	(26)	(26)

Net periodic benefit cost (income)	$118	$109	$(19)	$(19)

The Company made $2.0 million in contributions during the year to date period ended June 29, 2013.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

12. Debt

Outstanding debt obligations at June 29, 2013 and December 31, 2012 were as follows:

	June 29, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$40,000	$79,304
Convertible Notes	85,000	85,000
Term Notes	96,250	100,000
Equipment Loan	2,800	1,100
Mortgages	760	963
Capital leases	80	99
Other	131	435

Total debt	225,021	266,901
Less: debt discount, net of accretion	(17,766)	(19,306)

Total debt, net of unaccreted discount	$207,255	$247,595

Less current portion of long-term debt	11,883	9,135

Total long-term debt, net of unaccreted discount	$195,372	$238,460

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of June 29, 2013 and December 31, 2012, we had $40.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of June 29, 2013 and December 31, 2012, we had $11.6 and $7.6 million in letters of credit outstanding, respectively. We had $148.4 million and $113.1 million available under the Revolving Credit Facility at June 29, 2013 and December 31, 2012, respectively.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of June 29, 2013:

June 29,
2013
Principal amount of debt	$85,000
Unamortized discount	17,766

Carrying value of debt	$67,234

Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended June 29, 2013:

June 29,
2013

Contractual coupon rate of interest	$1,169

Accretion of Convertible Notes discount and amortization of deferred financing costs	1,715

Interest expense for the convertible notes	$2,884

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at June 29, 2013 and the cash coupon interest rate is 2.75%.

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

The Old Revolving Credit Agreement was replaced with the new Revolving Credit Facility in November 2012.

Equipment Loan

The Company has a 24.6 million RMB ($3.9 Million) Equipment Loan with a Chinese bank to equip its new facility in Changzhou, China. The loan had a remaining principal of 17.3 million RMB ($2.8 million) and 7.0 million RMB ($1.1 million) at June 29, 2013 and December 31, 2012, respectively. Interest is payable monthly at 6.4%. The principal amount of the Equipment Loan note is due in August 2013, when the note expires.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% and is payable in monthly installments over the next three years. As of June 29, 2013 and December 31, 2012, the mortgage had a remaining principal of €0.6 million or $0.8 million and €0.7 million or $1.0 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million at June 29, 2013 and December 31, 2012. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 29, 2013 or December 31, 2012 under any of the overdraft agreements.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

13. Stockholders’ Equity

The Company declared and paid dividends of $0.05 per share of Common Stock for the quarter and year to date period ended June 30, 2012.

The Company declared and paid a dividend of $0.08 per share of Common Stock for the quarter ended March 30, 2013.

The Company declared a dividend of $0.10 per share for the quarter ended June 29, 2013, payable to shareholders of record as of June 18, 2013. The dividend of $2.7 million was paid on July 2, 2013 and was accrued for in the balance sheet at June 29, 2013.

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

Stock-based compensation expense recorded during the year to date periods ended June 29, 2013 and June 30, 2012, was $1.8 million and $1.5 million, respectively. Stock-based compensation expense recorded during the quarters ended June 29, 2013 and June 30, 2012, was $0.9 million and $0.8 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company recognizes stock-based compensation expense on a straight line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended June 29, 2013:

		Weighted-average
	Shares	grant date fair value

Restricted shares unvested January 1, 2013	162,586	$18.67
Shares granted	122,298	24.52
Shares for which restrictions lapsed	(19,248)	24.67
Shares for which restrictions lapsed	(2,856)	24.65

Restricted shares unvested June 29, 2013	262,780	$20.89

Total remaining unrecognized compensation cost was $4.3 million as of June 29, 2013, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 29, 2013 was $0.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

14. Derivative Financial Instruments

Interest Rate Swap

During the quarter ended June 29, 2013, the Company entered an interest rate swap agreement designed to fix the variable interest rate payable on $98.1 million of its outstanding borrowings under the Credit Agreement at 0.626% exclusive of the credit spread under the Credit Agreement.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended June 29, 2013, nor was any amount excluded from ineffectiveness testing.

The fair value of the swap recognized in other long-term assets and in other comprehensive income (loss) is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	June 29, 2013	December 31, 2012
April 30, 2013	$98,125	0.626%	November 30, 2016	$537	$—

15. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters or year to date periods ended June 29, 2013 and June 30, 2012.

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

Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
North America (primarily U.S.)	$113,486	$121,033	$234,034	$246,012
Europe	54,375	55,077	108,580	112,523
Asia and other	13,234	11,833	23,631	21,793

Total	$181,095	$187,943	$366,245	$380,328

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at June 29, 2013 and December 31, 2012 were $125.5 million and $117.0 million, respectively.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

16. Restructuring

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company recorded $0.3 million and $0.6 million in restructuring charges associated with the 2012 Altra Plan in the quarter and year to date periods ended June 29, 2013, respectively. The costs were primarily severance charges due in connection with the reduction of the workforce at our European locations.

The Company’s total restructuring expense, by major component for the year to date period ended June 29, 2013 was as follows:

	Quarter Ended June 29, 2013	Year to Date Ended June 29, 2013
	2012 Altra Plan	2012 Altra Plan

Severance	$220	$516
Other	18	42

Total cash expenses	$238	$558

The following is a reconciliation of the accrued restructuring costs between December 31, 2012 and June 29, 2013

All Plans
Balance at January 1, 2013	$2,920
Restructuring expense incurred	558
Cash payments	(3,038)

Balance at June 29, 2013	$440

The total restructuring reserve as of June 29, 2013 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company expects to incur approximately $0.5 to $0.7 million in restructuring expenses during the remainder of 2013 under the 2012 Altra Plan.

17. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of June 29, 2013 or December 31, 2012. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

On July 24, 2013, the Company declared a dividend of $0.10 per share for the quarter ended September 28, 2013, payable on October 2, 2013 to shareholders of record as of September 18, 2013.

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

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;

•	the risks associated with the Company’s investment in a new manufacturing facility in China;

•	the counter party credit risk associated with the Company’s interest rate swap; and

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European and global economies in general. During the remainder of 2013, we expect to continue to focus on our strategic growth and profitability initiatives, such as the acceleration of Lean, the implementation of our new strategic pricing program, the expansion of our presence in emerging geographies, the development of innovative new products and the pursuit of our acquisition strategy. We expect that the results of the second half of 2013 will be in line with the comparable prior year period.

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

Goodwill, Intangibles and other long-lived assets.

Second-quarter revenues and net income associated with certain reporting units was deemed to be a triggering event for an evaluation of the recoverability of portions of our goodwill with respect to those reporting units as of June 29, 2013. The Company performed an interim impairment test and determined that there was no impairment of goodwill as of June 29, 2013. The fair value of our reporting units, which includes goodwill, was substantially in excess of their carrying values as of June 29, 2013.

Results of Operations

	Quarter Ended		Year to Dated Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$181,095	$187,943	$366,245	$380,328
Cost of sales	126,676	131,941	256,327	267,653

Gross profit	54,419	56,002	109,918	112,675
Gross profit percentage	30.0%	29.8%	30.0%	29.6%
Selling, general and administrative expenses	32,628	31,884	65,070	63,881
Research and development expenses	3,214	2,942	6,148	5,969
Restructuring costs	238	—	558	—

Income from operations	18,339	21,176	38,142	42,825
Interest expense, net	2,658	6,504	5,263	12,278
Other non-operating expense, net	144	1,207	97	1,432

Income before income taxes	15,537	13,465	32,782	29,115
Provision for income taxes	4,861	2,856	10,247	7,990

Net income	10,676	10,609	22,535	21,125
Net loss attributable to non-controlling interest	13	—	34	—

Net income attributable to Altra Holdings, Inc.	$10,689	$10,609	$22,569	$21,125

Quarter Ended June 29, 2013 compared with Quarter Ended June 30, 2012

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	June 29, 2013	June 30, 2012	Change	%
Net sales	$181,095	$187,943	$(6,848)	-3.6%

The decrease in sales during the quarter ended June 29, 2013 was due to lower sales levels across all operating segments due to weak demand in all geographies. This was partially offset by the positive impact of foreign exchange rate changes of $1.5 million primarily related to the Euro and British Pound Sterling rates compared to 2012 and the inclusion of Lamiflex in the quarter ended June 29, 2013. We expect to see sales for the remainder of 2013 to remain relatively flat when compared to 2012.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Gross Profit	$54,419	$56,002	$(1,583)	-2.8%
Gross Profit as a percent of sales	30.0%	29.8%

Gross profit as a percentage of sales improved in the quarter ended June 29, 2013, primarily due to the price increases implemented during the past twelve months, low cost country sourcing, productivity improvements and the benefits of our 2012 restructuring plan. We expect our full year 2013 gross profit as a percentage of sales to continue to show improvement over 2012.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Selling, general and administrative expense (“SG&A”)	$32,628	$31,884	$744	2.3%
SG&A as a percent of sales	18.0%	17.0%

The increase in SG&A in the quarter ended June 29, 2013 is due primarily to the inclusion of the expenses of Lamiflex, which was acquired in the quarter ended September 30, 2012.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Research and development expenses (“R&D”)	$3,214	$2,942	$272	9.2%

R&D expenses as a percentage of sales remained consistent with prior year at approximately 1.6%-1.7% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Restructuring	$238	$—	$238	—

During the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company expects to incur additional expenses of between approximately $0.5 to $0.7 million during the remainder of 2013 associated with the 2012 Altra Plan.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Interest Expense, net	$2,658	$6,504	$(3,846)	-59.1%

Net interest expense decreased substantially in the quarter ended June 29, 2013, due to the Company refinancing its debt at much lower rates than were in effect during the quarter ended June 30, 2012. The Company also had lower outstanding borrowings during the quarter ended June 29, 2013. The Company expects to continue to see savings in interest expense throughout the remainder of 2013, when compared to prior periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Other non-operating expense, net	$144	$1,207	$(1,063)	-88.1%

Other non-operating expense (income) in the quarter ended June 30, 2012 related primarily to the settlement of a tax matter with the State of New York for which the Company was entitled to be fully indemnified. The settlement was for less than the indemnification receivable we had recorded, resulting in an expense of $0.9 million. The remainder of other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Quarter Ended
	June 29, 2013	June 30, 2012	Change	%

Provision for income taxes	$4,861	$2,856	$2,005	70.2%
Provision for income taxes as a % of income before income taxes	31.3%	21.2%

The provision for income taxes, as a percentage of income before taxes, was higher than that of the quarter ended June 30, 2012 primarily due to the recognition of certain discrete items in 2012. Specifically during the quarter ended June 30, 2012, the Company settled a tax matter with the State of New York for which the Company was entitled to be fully indemnified. Upon completion of the settlement, the Company released its reserve for tax, interest and penalties related to the unrecognized tax benefit of $3.1 million. In addition, the Company recognized $0.4 million in connection with the completion of the 2010 limited scope audit, and the substantial completion of the 2007 audit by the Internal Revenue Service during the quarter ended June 30, 2012.

Year to Date Period Ended June 29, 2013 compared with Year to Date Period Ended June 30, 2012

(Amounts in thousands, unless otherwise noted)

	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%
Net sales	$366,245	$380,328	$(14,083)	-3.7%

The decrease in sales during the year to date ended June 29, 2013 was due to lower sales levels across all operating segments due to weak demand in all geographies. This was partially offset by the inclusion of Lamiflex in the year to date period ended June 29, 2013. We expect to see sales for the remainder of 2013 to remain relatively flat when compared to 2012.

	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Gross Profit	$109,918	$112,675	$(2,757)	-2.4%
Gross Profit as a percent of sales	30.0%	29.6%

Gross profit as a percentage of sales improved in the year to date period ended June 29, 2013, primarily due to the price increases implemented during the past twelve months, low cost country sourcing, productivity improvements and the benefits of our 2012 restructuring plan. We expect our full year 2013 gross profit as a percentage of sales to continue to show improvement over 2012.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Selling, general and administrative expense (“SG&A”)	$65,070	$63,881	$1,189	1.9%
SG&A as a percent of sales	17.8%	16.8%

The increase in SG&A in the year to date period ended June 29, 2013 is due primarily to the inclusion of the expenses of Lamiflex, which was acquired in the quarter ended September 30, 2012.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Research and development expenses (“R&D”)	$6,148	$5,969	$179	3.0%

R&D expenses as a percentage of sales remained consistent with prior year at approximately 1.6%-1.7% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Restructuring	$558	$—	$558	—

During the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company expects to incur additional expenses of between approximately $0.5 and $0.7 million during the remainder of 2013 associated with the 2012 Altra Plan.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Interest Expense, net	$5,263	$12,278	$(7,015)	-57.1%

Net interest expense decreased substantially in the year to date period ended June 29, 2013 due to the Company refinancing its debt at much lower rates than were in effect during the year to date period ended June 30, 2012. The Company also had lower outstanding borrowings during the year to date period ended June 29, 2013. The company expects to continue to see savings in interest expense throughout the remainder of 2013 when compared to prior periods.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Other non-operating expense, net	$97	$1,432	$(1,335)	-93.2%

Other non-operating expense (income) in the year to date period ended June 30, 2012 related primarily to the settlement of a tax matter with the State of New York for which we were entitled to be fully indemnified. The settlement was for less than the indemnification receivable we had recorded, resulting in an expense of $0.9 million. The remainder of other non-operating income in each period relates primarily to changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 29, 2013	June 30, 2012	Change	%

Provision for income taxes	$10,247	$7,990	$2,257	28.2%
Provision for income taxes as a % of income before income taxes	31.3%	27.4%

The provision for income taxes, as a percentage of income before taxes, was higher than that of the year to date period ended June 30, 2012, primarily due to the recognition of favorable discrete items in 2012. In 2012, the Company settled with the State of New York for an item that previously impacted the Company’s effective tax rate. Upon completion of the settlement, the Company released its reserve for tax, interest and penalties related to the unrecognized tax benefit of $3.1 million. In addition, the Company recognized $0.4 million in connection with the completion of the 2010 limited scope audit, and the substantial completion of the 2007 audit by the Internal Revenue Service during the year to date period ended June 30, 2012. The increase was offset somewhat by a benefit related to the R&D credit which reduced the tax rate for 2013 by approximately 2%.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our revolving credit facility (“Revolving Credit Facility”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pension plan funding, and to pay dividends to our stockholders. In the event additional funds are needed, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $148.4 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.

Borrowings

	Amounts in millions
	June 29, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$40.0	$79.3
Convertible Notes	85.0	85.0
Term Loan	96.3	100.0
Equipment Loan	2.8	1.1
Mortgages	0.7	1.0
Capital leases	0.1	0.1
Other	0.1	0.4

Total Debt	$225.0	$266.9

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of June 29, 2013 and December 31, 2012, we had $40.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of June 29, 2013 and December 31, 2012, we had $11.6 and $7.6 million in letters of credit outstanding, respectively. We had $148.4 million and $113.1 million and available under the Revolving Credit Facility at June 29, 2013 and December 31, 2012, respectively.

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

Hedging Activities

During the quarter ended June 29, 2013, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap, please see Note 14.

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

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 29, 2013 and June 30, 2012, respectively:

	June 29, 2013	June 30, 2012	Change
Cash and cash equivalents at the beginning of the period	$85,154	$92,515	$(7,361)
Cash flows from operating activities	32,981	24,299	8,682
Cash flows from investing activities	(9,975)	(16,906)	6,931
Cash flows from financing activities	(44,059)	(3,963)	(40,096)
Effect of exchange rate changes on cash and cash equivalents	(2,594)	(710)	(1,884)

Cash and cash equivalents at the end of the period	$61,507	$95,235	$(33,728)

Cash Flows for 2013

The primary sources of funds provided from operating activities of approximately $33.0 million for the year to date period ended June 29, 2013 resulted from cash provided from net income of $22.5 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $17.8 million. This amount was offset by a net increase in current assets and liabilities of approximately $7.3 million.

The change in cash flows from operating activities in 2013 as compared to 2012 related to a federal tax refund of $4.8 million being received in the quarter ended March 30, 2013. Additionally, receivables have decreased by an additional $2.8 million when compared to the decrease for the year to date period ended June 30, 2012 due to lower sales volumes. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2013 due to income from operations, lower interest expense than in prior years and a decrease in working capital.

Net cash used in investing activities decreased from 2012 primarily due to lower capital expenditures being required during the year to date period ended June 29, 2013. Expenditures decreased during the year to date period ended June 29, 2013 as compared to the quarter ended June 30, 2012 as there were greater capital expenditures for new equipment during the year to date period ended June 30, 2012 that was not repeated during the year to date period ended June 29, 2013.

The change in net cash from financing activities was primarily due to the repayment of approximately $43.0 million towards the company’s Term Loan Facility and Revolving Credit Facility. This was partially offset by the $3.0 million redemption of the variable demand rate revenue bonds during the year to date period ended June 29, 2012.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, and capital expenditures, for pension funding, and to pay dividends to our stockholders. We have approximately $47.3 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, except as set forth below, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the quarter ended June 29, 2013, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.

We recorded the interest rate swap at fair value, which amounted to an asset of $0.5 million at June 29, 2013. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.3 million in the fair value of the interest rate swap. See Note 14 for further information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 29, 2013, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 29, 2013, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that occurred during our fiscal quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K for the year ended December 31, 2012.

The Company is exposed to swap counterparty credit risk that could materially and adversely affect its business, operating results, and financial condition.

From time to time, the Company relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. During the quarter ended June 29, 2013, the Company entered into an interest rate swap to hedge exposure to variable rate interest rate payable on $98.1 million of its outstanding borrowings under the Credit Agreement. Failure to perform under a derivatives contract by one or more of the Company’s counterparties could disrupt the Company’s hedging operations, particularly if the Company were entitled to a termination payment under the terms of the contract that it did not receive, if the Company had to make a termination payment upon default of the counterparty, or if the Company were unable to reposition the swap with a new counterparty. As of June 29, 2013, the Company’s credit exposure to interest rate swap counterparties was $0.5 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended June 29, 2013.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
March 31, 2013 to April 27, 2013	—	$—	—	$—
April 28, 2013 to May 25, 2013	—	$—	—	$—
May 26, 2013 to June 29, 2013	—	$—	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

July 26, 2013	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

July 26, 2013	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

July 26, 2013	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.