Form 10-Q
period 2013-09-28
Altra Holdings, Inc.
filed 2013-10-29
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of October 8, 2013, 26,968,006 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	September 28,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,272	$85,154
Trade receivables, less allowance for doubtful accounts of $2,772 and $2,560 at September 28, 2013 and December 31, 2012, respectively	99,773	92,933
Inventories	120,571	123,776
Deferred income taxes	9,646	8,918
Income tax receivable	867	6,397
Prepaid expenses and other current assets	6,274	6,578

Total current assets	307,403	323,756
Property, plant and equipment, net	136,196	138,094
Intangible assets, net	71,137	76,098
Goodwill	88,115	88,225
Deferred income taxes	1,173	1,150
Other non-current assets, net	4,490	5,716

Total assets	$608,514	$633,039

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,454	$43,042
Accrued payroll	20,277	19,893
Accruals and other current liabilities	33,384	33,796
Deferred income taxes	—	34
Current portion of long-term debt	12,800	9,135

Total current liabilities	113,915	105,900
Long-term debt—less current portion and net of unaccreted discount	181,085	238,460
Deferred income taxes	39,444	38,821
Pension liabilities	12,048	14,529
Other post retirement benefits	196	230
Long-term taxes payable	1,155	1,118
Other long-term liabilities	720	730
Redeemable non-controlling interest	1,041	1,239
Commitment and Contingencies (See Note 17)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,817,671 and 26,724,349 issued and outstanding at September 28, 2013 and December 31, 2012, respectively)	27	27
Additional paid-in capital	153,419	152,188
Retained earnings	128,722	103,200
Accumulated other comprehensive loss	(23,258)	(23,403)

Total stockholders’ equity	258,910	232,012
Total liabilities, non-controlling interest and stockholders’ equity	$608,514	$633,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$175,443	$174,488	$541,688	$554,816
Cost of sales	121,785	122,477	378,112	390,130

Gross profit	53,658	52,011	163,576	164,686
Operating expenses:
Selling, general and administrative expenses	31,672	30,785	96,742	94,666
Research and development expenses	3,002	2,823	9,150	8,792
Restructuring costs	97	—	655	—

	34,771	33,608	106,547	103,458
Income from operations	18,887	18,403	57,029	61,228
Other non-operating expense:
Interest expense, net	2,567	6,637	7,830	18,915
Other non-operating expense, net	686	402	783	1,834

	3,253	7,039	8,613	20,749
Income before income taxes	15,634	11,364	48,416	40,479
Provision for income taxes	5,176	2,846	15,423	10,836

Net income	10,458	8,518	32,993	29,643

Net loss attributable to non-controlling interest	43	29	77	29

Net income attributable to Altra Holdings, Inc.	$10,501	$8,547	$33,070	$29,672

Weighted average shares, basic	26,780	26,675	26,750	26,632
Weighted average shares, diluted	26,836	26,708	26,852	26,737
Net income per share:
Basic net income attributable to Altra Holdings, Inc	$0.39	$0.32	$1.24	$1.11
Diluted net income attributable to Altra Holdings, Inc.	$0.39	$0.32	$1.23	$1.11
Cash dividend declared	$0.10	$0.05	$0.28	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statement of Comprehensive Income

Amounts in thousands

	Quarter Ended		Year to Date Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$10,458	$8,518	$32,993	$29,643
Other Comprehensive income (loss):
Foreign currency translation adjustment	(6,727)	6,605	(46)	3,140
Change in fair value of interest rate swap	(346)	—	191	—

Other comprehensive income (loss)	(7,073)	6,605	145	3,140
Comprehensive income	3,385	15,123	33,138	32,783
Comprehensive loss attributable to noncontrolling interest	43	29	77	29

Comprehensive income attributable to Altra Holdings, Inc.	$3,428	$15,152	$33,215	$32,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	September 28,	September 29,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$32,993	$29,643
Adjustments to reconcile net income to net cash flows:
Depreciation	16,047	15,038
Amortization of intangible assets	4,882	5,052
Amortization of deferred financing costs	646	1,447
Loss on foreign currency, net	593	44
Accretion of debt discount, net	2,331	2,585
Stock-based compensation	2,397	2,233
Changes in assets and liabilities:
Trade receivables	(8,756)	(2,134)
Inventories	3,451	3,106
Accounts payable and accrued liabilities	9,197	(557)
Other current assets and liabilities	254	984
Other operating assets and liabilities	(1,866)	(2,948)

Net cash from operating activities	62,169	54,493

Cash flows from investing activities
Purchase of property, plant and equipment	(14,361)	(25,162)
Acquisition of Lamiflex, net of $68 cash received	—	(7,444)

Net cash from investing activities	(14,361)	(32,606)

Cash flows from financing activities
Payments on Term Loan Facility	(3,750)	—
Payments on Revolving Credit Facility	(54,304)	—
Purchase of 8 1/8 Senior Secured Notes	—	(21,000)
Proceeds from Equipment and Working Capital Notes	3,550	—
Payment of Equipment and Working Capital notes	(1,100)	—
Dividend payments	(4,852)	(1,348)
Redemption of variable rate demand revenue bonds related to the San Marcos facility	—	(3,000)
Shares surrendered for tax withholding	(1,166)	(905)
Payments on mortgages and other	(515)	(736)
Payments on capital leases	(25)	(303)

Net cash from financing activities	(62,162)	(27,292)

Effect of exchange rate changes on cash and cash equivalents	(528)	1,026
Net change in cash and cash equivalents	(14,882)	(4,379)
Cash and cash equivalents at beginning of year	85,154	92,515

Cash and cash equivalents at end of period	$70,272	$88,136

Cash paid during the period for:
Interest	$5,561	$11,848
Income taxes	$15,156	$8,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTRA HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2012	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock-based compensation and vesting of restricted stock	—	119	1,328	—	—	1,328	—
Net income attributable to Alta Holdings	—	—	—	29,672	—	29,672	—
Net loss attributable to non-controlling interest	—	—	—	(29)	—	(29)	(29)
Fair value of non-controlling interest at acquisition	—	—	—	—	—	—	1,327
Dividends declared	—	—	—	(2,694)	—	(2,694)	—
Cumulative foreign currency translation adjustment	—	—	—	—	3,140	3,140	—

Balance at September 29, 2012	$27	26,719	$151,562	$110,160	$(21,936)	$239,813	$1,298

Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

Stock-based compensation and vesting of restricted stock	—	94	1,231	—	—	1,231	—
Net income attributable to Altra Holdings, Inc.	—	—	—	33,070	—	33,070	—
Net loss attributable to non-controlling interest	—	—	—	(77)	—	(77)	(77)
Dividends declared	—	—	—	(7,471)	—	(7,471)	—
Change in fair value of interest rate swap	—	—	—	—	191	191	—
Cumulative foreign currency translation adjustment	—	—	—	—	(46)	(46)	(121)

Balance at September 28, 2013	$27	26,818	$153,419	$128,722	$(23,258)	$258,910	$1,041

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 28, 2013 and December 31, 2012, results of operations for the quarter and year to date periods ended September 28, 2013 and September 29, 2012, and cash flows for the year to date periods ended September 28, 2013 and September 29, 2012. The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at each of September 28, 2013 and December 31, 2012. The estimated fair value of the Convertible Notes at September 28, 2013 and December 31, 2012, was $101.0 million and $94.3 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) at September 28, 2013 was $0.2 million, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). There was no Interest Rate Swap at December 31, 2012.

Included in cash and cash equivalents as of September 28, 2013 and December 31, 2012 are money market fund investments of $20.4 million and $30.3 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) by Component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2012	$—	$(2,485)	$(22,591)	$(25,076)
Net current-period Other Comprehensive Income (Loss)	—	—	3,140	3,140

Accumulated Other Comprehensive Income (Loss) by Component, September 29, 2012	$—	$(2,485)	$(19,451)	$(21,936)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income (Loss)	191	—	(46)	145

Accumulated Other Comprehensive Income (Loss) by Component, September 28, 2013	$191	$(4,607)	$(18,842)	$(23,258)

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

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to Altra Holdings, Inc	$10,501	$8,547	$33,070	$29,672
Shares used in net income per common share—basic	26,780	26,675	26,750	26,632
Incremental shares of unvested restricted common stock	56	33	102	105

Shares used in net income per common share—diluted	26,836	26,708	26,852	26,737
Earnings per share:
Basic net income attributable to Altra Holdings, Inc.	$0.39	$0.32	$1.24	$1.11
Diluted net income attributable to Altra Holdings, Inc.	$0.39	$0.32	$1.23	$1.11

The Company excluded 2,278,000 shares related to the Convertible Notes (see Note 12) from the above earnings per share calculation as these shares were anti-dilutive.

6. Acquisitions

In July 2012, the Company consummated an agreement to acquire 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. now known as Lamiflex Do Brasil Equipamentos Industriais S.A. This transaction is known as the Lamiflex Acquisition. The Company acquired 85% of the stock of Lamiflex for 17.4 million Reais ($8.6 million), which was subject to a reduction of 2.1 million Reais ($1.1 million) for estimated net debt at closing.

The closing date of the Lamiflex Acquisition was July 11, 2012, and as a result, the Company’s condensed consolidated financial statements reflect Lamiflex’s results of operations from the beginning of business on July 11, 2012 forward.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Company has completed the valuation of customer relationships, trademarks, deferred tax assets and liabilities and fixed assets and has recorded them as part of its balance sheet.

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

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date period ended September 29, 2012, as if the Company had acquired Lamiflex at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Lamiflex, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro Forma (unaudited)
Year to Date Period Ended
September 29, 2012
Total revenues	$557,527
Net income attributable to Altra Holdings, Inc.	$29,989
Basic earnings per share:
Net income attributable to Altra Holdings, Inc.	$1.13
Diluted earnings per share:
Net income attributable to Altra Holdings, Inc.	$1.12

7. Inventories

Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at September 28, 2013 and December 31, 2012 consisted of the following:

	September 28, 2013	December 31, 2012
Raw materials	$36,230	$39,902
Work in process	18,743	21,199
Finished goods	65,598	62,675

	$120,571	$123,776

Approximately 9% and 10% of total inventories were valued using the LIFO method as of September 28, 2013 and December 31, 2012, respectively. The Company recorded a $0.1 million provision as a component of cost of sales to value the inventory on a LIFO basis for the quarter ended September 29, 2012. The Company recorded a $0.3 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date period ended September 29, 2012. There was no provision necessary to value the inventory on a LIFO basis for the quarter or year to date periods ended September 28, 2013.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets

Changes to goodwill from January 1, through September 28, 2013 were as follows:

2013
Gross goodwill balance as of January 1	$120,035
Impact of changes in foreign currency	(110)

Gross goodwill balance as of September 28	119,925

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of September 28	(31,810)

Net goodwill balance September 28, 2013	$88,115

Other intangible assets as of September 28, 2013 and December 31, 2012 consisted of the following:

	September 28, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,485	$—	$34,485	$—
Intangible assets subject to amortization:
Customer relationships	78,864	41,084	78,864	36,202
Product technology and patents	5,719	5,719	5,719	5,657
Impact of changes in foreign currency	(1,128)	—	(1,111)	—

Total intangible assets	$117,940	$46,803	$117,957	$41,859

The Company recorded $1.7 million and $1.8 million of amortization expense in the quarters ended September 28, 2013 and September 29, 2012, respectively, and recorded $4.9 million and $5.1 million of amortization expense in the year to date periods ended September 28, 2013 and September 29, 2012, respectively.

The estimated amortization expense for intangible assets is approximately $1.6 million for the remainder of 2013, $6.4 million in each of the next four years and then $9.5 million thereafter.

9. Warranty Costs

The contractual warranty period generally ranges from three months to two years with a few extending up to thirty-six months based on the product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended September 28, 2013 and September 29, 2012 are as follows:

	September 28, 2013	September 29, 2012
Balance at beginning of period	$5,625	$4,898
Accrued current period warranty expense	1,758	1,651
Payments	(1,743)	(1,435)

Balance at end of period	$5,640	$5,114

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

10. Income Taxes

The estimated effective income tax rates recorded for the year to date periods ended September 28, 2013 and September 29, 2012, were based upon management’s best estimate of the effective tax rate for the entire year.

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

Additionally, the Company has indemnification agreements with the sellers of the Bauer and Lamiflex entities that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. At each of December 31, 2012 and September 28, 2013, the Company had $0.4 million of accrued interest and penalties.

11. Pension and Other Employee Benefits

Defined Benefit (Pension) and Post-retirement Benefit Plans

The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized employees.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended September 28, 2013 and September 29, 2012:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$37	$25	$—	$1
Interest cost	246	273	4	3
Expected return on plan assets	(267)	(268)	—	—
Amortization of net gain	41	25	(13)	(13)

Net periodic benefit cost (income)	$57	$55	$(9)	$(9)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$113	$75	$2	$2
Interest cost	738	819	10	10
Expected return on plan assets	(801)	(804)	—	—
Amortization of prior service income	—	—	(1)	(1)
Amortization of net gain	125	74	(39)	(39)

Net periodic benefit cost (income)	$175	$164	$(28)	$(28)

The Company made $3.0 million in contributions during the year to date period ended September 28, 2013.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

12. Debt

Outstanding debt obligations at September 28, 2013 and December 31, 2012 were as follows:

	September 28, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$25,000	$79,304
Convertible Notes	85,000	85,000
Term Notes	96,250	100,000
Equipment and working capital notes	3,569	1,100
Mortgages	715	963
Capital leases	73	99
Other	253	435

Total debt	210,860	266,901
Less: debt discount, net of accretion	(16,975)	(19,306)

Total debt, net of unaccreted discount	$193,885	$247,595

Less current portion of long-term debt	12,800	9,135

Total long-term debt, net of unaccreted discount	$181,085	$238,460

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of September 28, 2013 and December 31, 2012, we had $25.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of September 28, 2013 and December 31, 2012, we had $7.7 and $7.6 million in letters of credit outstanding, respectively. We had $167.3 million and $113.1 million available under the Revolving Credit Facility at September 28, 2013 and December 31, 2012, respectively.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of September 28, 2013:

September 28, 2013
Principal amount of debt	$85,000
Unamortized discount	16,975

Carrying value of debt	$68,025

Interest expense associated with the Convertible Notes consisted of the following for the year to date period ended September 28, 2013:

September 28, 2013
Contractual coupon rate of interest	$1,753
Accretion of Convertible Notes discount and amortization of deferred financing costs	2,594

Interest expense for the convertible notes	$4,347

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at September 28, 2013 and the cash coupon interest rate is 2.75%.

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

The Old Revolving Credit Agreement was replaced with the new Revolving Credit Facility in November 2012.

Equipment and Working Capital Notes

The Company entered into a 24.6 million RMB ($3.9 million) loan with a bank to equip its new facility in Changzhou, China during 2012. The loan had a remaining principal balance of 7.0 million RMB ($1.1 million) at December 31, 2012. The note was refinanced in an amount of approximately 6.5 million RMB ($1.1 million) during the quarter ended September 28, 2013 with a new bank. The note is due in installments from July through September 2014, when the note expires. Interest is payable monthly at 5.04%.

The Company entered into a 15.4 million RMB ($2.5 million) loan with a bank to equip its new facility in Changzhou, China during the quarter ended September 28, 2013. The loan has a remaining principal balance of 15.4 million RMB ($2.5 million) at September 28, 2013. The note is due in in installments between June and August of 2016, when the note expires. Interest is payable monthly at 5.54%. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at September 28, 2013.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% and is payable in monthly installments over the next three years. As of September 28, 2013 and December 31, 2012, the mortgage had a remaining principal balance of €0.5 million or $0.7 million and €0.7 million or $1.0 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million at September 28, 2013 and December 31, 2012. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 28, 2013 or December 31, 2012 under any of the overdraft agreements.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

13. Stockholders’ Equity

The Company declared dividends of $0.10 per share of common stock for the year to date period ended September 29, 2012. The Company declared a cash dividend of $0.05 per share for the quarter ended September 29, 2012. The dividend of $1.3 million was paid on October 2, 2012 to shareholders of record as of the close of business on September 18, 2012 and was accrued for in the balance sheet at September 29, 2012.

The Company declared dividends of $0.28 per share of common stock for the year to date period ended September 28, 2013. The Company declared a cash dividend of $0.10 per share for the quarter ended September 28, 2013. The dividend of $2.7 million, paid on October 2, 2013, was accrued for in the balance sheet at September 28, 2013.

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

Stock-based compensation expense recorded during the year to date periods ended September 28, 2013 and September 29, 2012, was $2.4 million and $2.2 million, respectively. Stock-based compensation expense recorded during the quarters ended September 28, 2013 and September 29, 2012, was $0.6 million and $0.7 million, respectively. Stock-based compensation has been recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company recognizes stock-based compensation expense on a straight line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the activity of the Company’s unvested restricted stock grants in the year to date period ended September 28, 2013:

		Weighted-average
	Shares	grant date fair value
Restricted shares unvested January 1, 2013	162,586	$18.67
Shares granted	127,326	24.53
Shares vested	(139,577)	21.50

Restricted shares unvested September 28, 2013	150,335	$22.95

Total remaining unrecognized compensation cost was $3.6 million as of September 28, 2013, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended September 28, 2013 was $3.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

14. Derivative Financial Instruments

Interest Rate Swap

During the quarter ended June 29, 2013, the Company entered an interest rate swap agreement designed to fix the variable interest rate payable on $98.1 million of its outstanding borrowings under the Credit Agreement at 0.626% exclusive of the credit spread under the Credit Agreement.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter or year to date periods ended September 28, 2013, nor was any amount excluded from ineffectiveness testing for these periods.

The fair value of the swap recognized in other long-term assets and in other comprehensive income (loss) is as follows (in thousands):

		Fixed Rate,
		before		Fair Value
Effective Date	Notional Amount	applicable Margin	Maturity	September 28, 2013	December 31, 2012
April 30, 2013	$98,125	0.626%	November 30, 2016	$191	$—

15. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters or year to date periods ended September 28, 2013 and September 29, 2012.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by well-established financial institutions and invested in AAA rated mutual funds or United States Government Securities. The Company is exposed to swap counterparty credit risk with financial institutions. The Company’s counterparty is a well-established financial institution.

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

Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
North America (primarily U.S.)	$109,810	$112,708	$343,844	$358,719
Europe	52,315	49,832	160,895	162,356
Asia and other	13,318	11,948	36,949	33,741

Total	$175,443	$174,488	$541,688	$554,816

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at September 28, 2013 and December 31, 2012 were $128.5 million and $117.0 million, respectively.

ALTRA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

16. Restructuring

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company recorded $0.1 million and $0.7 million in restructuring charges associated with the 2012 Altra Plan in the quarter and year to date periods ended September 28, 2013, respectively. The costs were primarily severance charges due in connection with the reduction of the workforce at our European locations.

The Company’s total restructuring expense, by major component for the year to date period ended September 28, 2013 was as follows:

	Quarter	Year to Date
	Ended	Ended
	September 28,	September 28,
	2013	2013
	2012	2012
	Altra Plan	Altra Plan
Severance	$137	$653
Other	(40)	2

Total cash expenses	$97	$655

The following is a reconciliation of the accrued restructuring costs between December 31, 2012 and September 28, 2013

All Plans
Balance at January 1, 2013	$2,920
Restructuring expense incurred	655
Cash payments	(3,293)

Balance at September 28, 2013	$282

The total restructuring reserve as of September 28, 2013 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company expects to incur approximately $0.3 to $0.6 million in restructuring expenses during the remainder of 2013 under the 2012 Altra Plan.

17. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of September 28, 2013 or December 31, 2012. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

The Company made a voluntary $2.0 million pension contribution in October 2013.

On October 29, 2013, the Company declared a dividend of $0.10 per share for the quarter ended December 31, 2013, payable on January 3, 2014 to shareholders of record as of December 18, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the effects of intense competition in the markets in which we operate;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Bauer Acquisition and the Lamiflex Acquisition;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	fluctuations in the costs of raw materials used in our products;

•	the Company’s ability to attract and retain key executives and other personnel;

•	work stoppages and other labor issues;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	the cyclical nature of the markets in which we operate;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the risks associated with international operations, including currency risks;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Bauer;

•	the risks associated with the Company’s investment in a new manufacturing facility in China;

•	the counter party credit risk associated with the Company’s interest rate swap; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

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

General

Altra Holdings, Inc. is the parent company of Altra Industrial Motion, Inc., or Altra Industrial, and owns 100% of Altra Industrial’s outstanding capital stock. Altra Industrial, directly or indirectly, owns 100% of the capital stock of 56 of its subsidiaries and 85% of the capital stock of one of its subsidiaries located in Brazil. The following chart illustrates a summary of our corporate structure:

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European and global economies in general. During the remainder of 2013, we expect to benefit from operational improvements at underperforming businesses, the European restructuring, and our pricing initiatives.

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

Third-quarter revenues and net income associated with certain reporting units was deemed to be a triggering event for an evaluation of the recoverability of portions of our goodwill with respect to those reporting units as of September 28, 2013. The Company performed an interim impairment test and determined that there was no impairment of goodwill as of September 28, 2013. The fair value of our reporting units, which includes goodwill, was substantially in excess of their carrying values as of September 28, 2013.

Results of Operations

	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$175,433	$174,488	$541,688	$554,816
Cost of sales	121,785	122,477	378,112	390,130

Gross profit	53,658	52,011	163,576	164,686
Gross profit percentage	30.6%	29.8%	30.2%	29.7%
Selling, general and administrative expenses	31,672	30,785	96,742	94,666
Research and development expenses	3,002	2,823	9,150	8,792
Restructuring costs	97	—	655	—

Income from operations	18,887	18,403	57,029	61,228
Interest expense, net	2,567	6,637	7,830	18,915
Other non-operating expense, net	686	402	783	1,834

Income before income taxes	15,634	11,364	48,416	40,479
Provisions for income taxes	5,176	2,846	15,423	10,836

Net income	10,458	8,518	32,993	29,643
Net loss attributable to non-controlling interest	43	29	77	29

Net income attributable to Altra Holdings, Inc.	$10,501	$8,547	$33,070	$29,672

Quarter Ended September 28, 2013 compared with Quarter Ended September 29, 2012

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Net sales	$175,443	$174,488	$955	0.5%

The increase in sales during the quarter ended September 28, 2013 was due to consistent sales levels enhanced by the positive impact of foreign exchange rate changes of $0.4 million primarily related to the Euro and British Pound Sterling rates compared to 2012. We expect to see sales for the remainder of 2013 to remain relatively flat when compared to 2012.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Gross Profit	$53,658	$52,011	$1,647	3.2%
Gross Profit as a percent of sales	30.6%	29.8%

Gross profit as a percentage of sales improved in the quarter ended September 28, 2013, primarily due to the price increases implemented during the past twelve months, low cost country sourcing, productivity improvements and the continued benefits of our 2012 restructuring plan explained under Note 16. We expect our full year 2013 gross profit as a percentage of sales to continue to show improvement over 2012.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Selling, general and administrative expense (“SG&A”)	$31,672	$30,785	$887	2.9%
SG&A as a percent of sales	18.1%	17.6%

The increase in SG&A as a percentage of sales in the quarter ended September 28, 2013 relates to wage increases combined with changes in foreign currency, primarily the British Pound Sterling and Euro.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Research and development expenses (“R&D”)	$3,002	$2,823	$179	6.3%

R&D expenses as a percentage of sales remained consistent with prior year at approximately 1.6%-1.7% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Restructuring	$97	$—	$97	—

During the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company expects to incur additional expenses of between approximately $0.3 to $0.6 million during the remainder of 2013 associated with the 2012 Altra Plan.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Interest expense, net	$2,567	$6,637	$(4,070)	-61.3%

Net interest expense decreased substantially in the quarter ended September 28, 2013, due to the Company refinancing its debt at much lower rates than were in effect during the quarter ended September 29, 2012. The Company also had lower outstanding borrowings during the quarter ended September 28, 2013. The Company expects to continue to see savings in interest expense throughout the remainder of 2013, when compared to 2012 periods.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Other non-operating expense, net	$686	$402	$284	70.6%

Other non-operating income in each period relates primarily to changes in foreign currency.

Amounts in thousands, except percentage data)	Quarter Ended
	September 28, 2013	September 29, 2012	Change	%
Provision for income taxes	$5,176	$2,846	$2,330	81.9%
Provision for income taxes as a % of income before income taxes	33.1%	25.0%

The provision for income taxes for the quarter ended September 28, 2013, as a percentage of income before taxes, was higher than the quarter ended September 29, 2012 primarily as a result of lower amounts of foreign income taxed at lower tax rates and higher amounts of US income, primarily due to lower interest expense, being taxed at higher tax rates in 2013 compared to 2012. This was partially offset by the reinstatement of the research and development tax credit in the U.S.

Year to Date Period Ended September 28, 2013 compared with Year to Date Period Ended September 29, 2012

(Amounts in thousands, unless otherwise noted)

	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Net sales	$541,688	$554,816	$(13,128)	-2.4%

The decrease in sales during the year to date period ended September 28, 2013 was due to lower sales levels across all operating segments as a result of weak demand in all geographies except Asia. This was partially offset by the inclusion of Lamiflex sales for the full year to date period ended September 28, 2013. Lamiflex was acquired during the quarter ended September 29, 2012. We expect to see sales for the remainder of 2013 to remain relatively flat when compared to the fourth quarter of 2012.

	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Gross Profit	$163,576	$164,686	$(1,110)	-0.7%
Gross Profit as a percent of sales	30.2%	29.7%

Gross profit as a percentage of sales improved in the year to date period ended September 28, 2013, primarily due to the price increases implemented during the past twelve months, low cost country sourcing, productivity improvements and the benefits of our 2012 restructuring plan. We expect our full year 2013 gross profit as a percentage of sales to continue to show improvement over 2012.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Selling, general and administrative expense (“SG&A”)	$96,742	$94,666	$2,076	2.2%
SG&A as a percent of sales	17.9%	17.1%

The increase in SG&A in the year to date period ended September 28, 2013 is due primarily to the inclusion of the expenses of Lamiflex, which was acquired in the quarter ended September 29, 2012.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Research and development expenses (“R&D”)	$9,150	$8,792	$358	4.1%

R&D expenses as a percentage of sales remained consistent with prior year at approximately 1.7% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Restructuring	$655	$—	$655	—

During the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company expects to incur additional expenses of between approximately $0.3 and $0.6 million during the remainder of 2013 associated with the 2012 Altra Plan.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Interest Expense, net	$7,830	$18,915	$(11,085)	-58.6%

Net interest expense decreased substantially in the year to date period ended September 28, 2013 due to the Company refinancing its debt at much lower rates than were in effect during the year to date period ended September 29, 2012. The Company also had lower outstanding borrowings during the year to date period ended September 28, 2013. The Company expects to continue to see savings in interest expense throughout the remainder of 2013 when compared to 2012 periods.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Other non-operating expense, net	$783	$1,834	$(1,051)	-57.3%

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

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 28, 2013	September 29, 2012	Change	%
Provision for income taxes	$15,423	$10,836	$4,587	42.3%
Provision for income taxes as a % of income before income taxes	31.9%	26.8%

The provision for income taxes for the year to date period ended September 28, 2013, as a percentage of income before taxes, was higher than the year to date period ended September 29, 2012 provision for income taxes primarily as a result of lower amounts of foreign income being taxed at lower tax rates and higher amounts of US incomes, primarily due to lower interest expense in the US, being taxed at higher tax rates in 2013 compared to 2012. Additionally, in 2012, the Company recognized a favorable discrete benefit related to the settlement with the State of New York for an item that previously impacted the Company’s effective tax rate. This was partially offset by the reinstatement of the research and development tax credit in the U.S.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our revolving credit facility (“Revolving Credit Facility”). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pension plan funding, and to pay dividends to our stockholders. In the event additional funds are needed, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $167.3 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, or at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, or at all.

Borrowings

	Amounts in millions
	September 28, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$25.0	$79.3
Convertible Notes	85.0	85.0
Term Loan	96.2	100.0
Equipment and working capital notes	3.6	1.1
Mortgages	0.7	1.0
Capital leases	0.1	0.1
Other	0.3	0.4

Total Debt	$210.9	$266.9

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

The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes in December 2012 (the “Redemption”). As of September 28, 2013 and December 31, 2012, we had $25.0 and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of September 28, 2013 and December 31, 2012, we had $7.7 and $7.6 million in letters of credit outstanding, respectively. We had $167.3 million and $113.1 million and available under the Revolving Credit Facility at September 28, 2013 and December 31, 2012, respectively.

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

Hedging Activities

During the quarter and year to date periods ended September 28, 2013, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap, please see Note 14.

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

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 28, 2013 and September 29, 2012, respectively:

	September 28, 2013	September 29, 2012	Change
Cash and cash equivalents at the beginning of the period	$85,154	$92,515	$(7,361)
Cash flows from operating activities	62,169	54,493	7,676
Cash flows from investing activities	(14,361)	(32,606)	18,245
Cash flows from financing activities	(62,162)	(27,292)	(34,870)
Effect of exchange rate changes on cash and cash equivalents	(528)	1,026	(1,554)

Cash and cash equivalents at the end of the period	$70,272	$88,136	$(17,864)

Cash Flows for 2013

The primary sources of funds provided from operating activities of approximately $62.0 million for the year to date period ended September 28, 2013 resulted from cash provided from net income of $33.0 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $26.9 million. This amount was offset by a net decrease in current assets and liabilities of approximately $2.3 million.

The change in cash flows from operating activities in 2013 as compared to 2012 related to a federal tax refund of $4.8 million being received in the quarter ended March 30, 2013. Additionally, accounts payable and accrued liabilities has increased by an additional $4.9 million when compared to the decrease for the year to date period ended September 29, 2012 due to lower sales volumes. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2013 due to income from operations, lower interest expense than in prior years and a decrease in working capital.

Net cash used in investing activities decreased from 2012 primarily due to lower capital expenditures being required during the year to date period ended September 28, 2013. Expenditures decreased during the year to date period ended September 28, 2013 as compared to the year to date period ended September 29, 2012 as there were greater capital expenditures for new equipment including our new facility in Changzhou, China during the year to date period ended September 29, 2012 that was not repeated during the year to date period ended September 28, 2013.

The change in net cash from financing activities was primarily due to the repayment of approximately $58.1 million towards our Term Loan Facility and Revolving Credit Facility. This was partially offset by the $3.0 million redemption of the variable demand rate revenue bonds during the year to date period ended September 29, 2012.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures for pension funding, and to pay dividends to our stockholders. We have approximately $52.2 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

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

During the quarter ended September 28, 2013, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.

We recorded the interest rate swap at fair value, which amounted to an asset of $0.2 million at September 28, 2013. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.0 million in the fair value of the interest rate swap. See Note 14 for further information.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 28, 2013, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 28, 2013, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that occurred during our fiscal quarter ended September 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, are incorporated herein by reference.

During the reporting period, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended September 28, 2013.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
June 30, 2013 to July 27, 2013	—	$—	—	$—
July 28, 2013 to August 24, 2013	42,551	$25.27	—	$—
August 25, 2013 to September 28, 2013	851	$24.77	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA HOLDINGS, INC.

October 29, 2013	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	President and Chief Executive Officer

October 29, 2013	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

October 29, 2013	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on form 8-K filed on October 27, 2008.