Form 10-K
period 2013-12-31
Altra Industrial Motion Corp.
filed 2014-02-26
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33209

ALTRA INDUSTRIAL MOTION CORP.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2013) was approximately $712.2 million.

As of February 19, 2014, there were 27,053,037 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Industrial Motion Corp. (“Altra” or the “Company”) (formerly Altra Holdings, Inc.) is the parent company of Altra Power Transmission, Inc. (“APT”) (formerly Altra Industrial Motion, Inc.) and owns 100% of APT’s outstanding capital stock. APT, directly or indirectly, owns 100% of the capital stock of 68 of its subsidiaries and 85% of the capital stock of one of its subsidiaries located in Brazil. The following chart illustrates a summary of our corporate structure:

We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation, and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, belted drives, couplings, engineered bearing assemblies, linear components, gear motors, electronic drives, and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2013, we had net sales of $722.2 million and net income attributable to Altra Industrial Motion Corp. of $40.3 million.

We market our products under well recognized and established brands, many of which have been in existence for over 50 years. We believe many of our brands, when taken together with our brands in the same product category have achieved the number one or number two position in terms of consolidated market share and brand awareness in their respective product categories. Our products are either incorporated into products sold by original equipment manufacturers, (“OEMs”), sold to end users directly, or sold through industrial distributors.

We are led by a highly experienced management team that has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth in both revenue and profits. We employ a comprehensive business process called the Altra Business System, or ABS, which focuses on eliminating inefficiencies from business processes to improve quality, delivery, and cost.

In this Annual Report on Form 10-K, the terms “Altra”, “Altra Industrial Motion,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries, except where the context otherwise requires or indicates.

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

History and Acquisitions

Although Altra was incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of the MPT (mechanical power transmission) group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber, and Wichita Clutch brands. Colfax formed Power Transmission Holding, LLC or “PTH” in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.

On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax. We refer to this transaction as the PTH Acquisition.

On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, then the largest stockholder of Altra, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to APT.

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

On May 18, 2006, we acquired substantially all of the assets of Bear Linear Inc., now known as Warner Linear. Warner Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications.

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

On May 29, 2011, we acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business, or Bauer. We refer to this transaction as the Bauer Acquisition. Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing, and energy.

On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A., or Lamiflex. Lamiflex is one of the premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.

On November 22, 2013, we changed our legal corporate name from Altra Holdings, Inc. to Altra Industrial Motion Corp.

On December 17, 2013, we completed the acquisition of Svendborg Brakes A/S and S.B. Patent Holding ApS (together “Svendborg”). We acquired all the issued and outstanding shares of Svendborg from Friction Holding A/S. Svendborg is the leading global manufacturer of premium quality caliper brakes.

Our Industry

Based on industry data supplied by the Power Transmission Distributors Association in collaboration with Industrial Market Information, we estimate that industrial power transmission products generated sales in the United States of approximately $36.5 billion in 2013. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $21.9 billion market in the United States in 2013.

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

Our Strengths

Leading Market Shares and Brand Names.    We believe we hold the number one or number two market position in key products across many of our core platforms. We believe that almost 50% of our sales are derived from products where we hold the number one or number two share and brand recognition, assuming our brands in the same product category are taken together, in the markets we serve. In addition, we believe we have recently captured additional market share in several product lines due to our innovative product development efforts and exceptional customer service and product delivery.

Customized, Engineered Products Serving Niche Markets.    We employ approximately 296 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.    With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2013, we estimate that approximately 42% of our revenues were derived from aftermarket sales.

Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2013, no single industry represented more than 10.8% of our total sales. In addition, we are geographically diversified with approximately 40% of our sales coming from outside North America during 2013.

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

Accelerate New Product and Technology Development.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $74 million in revenues during 2013.

Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market.    We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation. In 2012, we expanded our manufacturing presence in Asia beyond our current plant in Shenzhen, China, with the addition of our new manufacturing facility in Changzhou, China. In addition, with the Svendborg Acquisition in 2013, we acquired a leased production facility in Shanghai, China. During 2013, we sourced approximately 25.1% of our purchases from low-cost countries, resulting in average cost reductions of approximately 23.1% for these products. Within the next several years, we intend to utilize our sourcing resources in China to increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

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

Products

We, through our subsidiaries, are a leading global designer, producer and marketer of a wide range of electromechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eleven countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger. The following discussion of our products does not include detailed product category revenue because such information is not individually tracked by our financial reporting system and is not separately reported by our general purpose financial statements. Conducting a detailed product revenue internal assessment and audit would involve unreasonable effort and expense as revenue information by product line is not available. We maintain sales information by operating facility, but do not maintain any accounting sales data by product line.

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications
Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Svendborg Brakes, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors
Gearing	Boston Gear, Nuttall Gear, Delroyd, Bauer Gear Motor	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment
Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s, Lamiflex	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps

Products	Principal Brands	Principal Markets	Sample Applications
Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors
Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools
Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans

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

Clutches and Brakes.    Clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in three main product categories: electromagnetic, overrunning and heavy duty. Our core clutch and brake manufacturing facilities are located in Connecticut, Indiana, Illinois, Michigan, Texas, the United Kingdom, Germany, France, Denmark and China.

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

•

Overrunning Clutches.    Specific product lines include indexing and backstopping clutches. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, packaging machinery, pumping equipment and other specialty machinery. We market and sell these products under the Formsprag, Marland, and Stieber brand names.

•

Heavy Duty Clutches and Brakes.    Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining, material handling, marine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch, Twiflex, Industrial Clutch and Svendborg Brakes brand names.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 172 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2013, we derived approximately 60% of our net sales from customers in North America, 28% from customers in Europe and 12% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Competition

We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord Corporation., and Regal-Beloit Corporation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service, and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “ Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear, Warner Electric, TB Wood’s, Svendborg and Bauer we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor, PowerFlex and Svendborg Brakes.

Employees

As of December 31, 2013, we had 3,810 full-time employees, of whom approximately 51% were located in North America (primarily U.S.), 32% in Europe, and 17% in Asia and the rest of the world. Approximately 10% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 691 employees or 57% of our European employees are represented by labor unions or works councils. Approximately 66 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 25 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 47 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in June 2014, July 2014, October 2014 and October 2016.

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

Our facilities in Europe and Brazil have employees who are generally represented by local or national social works councils. Social works councils meet with employer industry associations periodically to discuss employee wages and working conditions. Our facilities in Denmark, France, Germany, Slovakia, and Brazil often participate in such discussions and adhere to any agreements reached.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7.4% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 19, 2014 (ages are as of December 31, 2013):

Michael L. Hurt (age 68), P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.

Carl R. Christenson (age 54) has been our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 54) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 47) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of

MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 64) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 44) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 50) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A.	Risk Factors

Risks Related to Our Business

We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the MPT industry. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability, and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service, and support, marketing, sales, research and development and intellectual property protection is required. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2013, approximately 34% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2013. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 40% of our total net sales for the year ended December 31, 2013. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, Denmark, France, Germany, Mexico, Russia, Slovakia, and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any production disruptions could materially adversely affect our business.

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

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in certain supply agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain raw materials and component parts on favorable terms from various suppliers. Agreements with some of our suppliers contain minimum purchase requirements. We can give no assurance that we will be able to utilize the minimum amount of raw materials or component parts that we are required to purchase under certain supply agreements which contain minimum purchase requirements. If we are required to purchase more raw materials or component parts than we are able to utilize in the operation of our business, the costs of providing our products would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

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

The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2013, the average price of copper and steel has increased approximately 153% and 75%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

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

As of December 31, 2013, we had 3,810 full-time employees, of whom approximately 51% were located in North America (primarily U.S.), 32% in Europe, and 17% in Asia and the rest of the world. Approximately 10% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 691 employees or 57% of our European employees are represented by labor unions or works councils. Approximately 66 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 25 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 47 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in June 2014, July 2014, October 2014 and October 2016. We may be unable to renew these agreements on terms that are satisfactory to us, if at all.

We are also party to a collective bargaining agreement with union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2015.

One of the four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by that agreement who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations

Our facilities in Europe and Brazil have employees who are generally represented by local or national social works councils. Social works councils meet with employer industry associations periodically to discuss employee wages and working conditions. Our facilities in France, Germany, Slovakia, and Brazil often participate in such discussions and adhere to any agreements reached.

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

As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceeded the assets that were transferred from the Prior Plans at the time of transfer. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $7.7 million) was approximately $24.5 million as of December 31, 2013 while the fair value of plan assets associated with these plans was approximately $23.9 million as of December 31, 2013. In the event of any future funding deficit, the cash funding requirements could have a material adverse effect on our financial condition. As of December 31, 2013, there are no minimum funding requirements for years 2014 and 2015, and $0.3 million annually for each year from 2016 through 2018. These amounts are based on actuarial assumptions and actual amounts could be materially different.

Additionally, as part of the PTH Acquisition and Bauer Acquisition, we agreed to assume certain pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $7.7 million as of December 31, 2013. There are no assets associated with these plans.

Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $0.2 million as of December 31, 2013.

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

The market price of our common stock may decline as a result of acquisitions, including the Svendborg Acquisition, if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the acquired businesses are not realized, or if the transaction costs related to the acquisitions are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles in December 2013 resulted in no reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

We are in the process of implementing a new Enterprise Resource Planning system entitled “SAP” worldwide, with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The adoption of the new SAP system, which will replace the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. If implementation of the SAP system is delayed, in whole or in part, we would continue to use our current systems which may not be sufficient to support our planned operations and significant upgrades to the current systems may be warranted or required to meet our business needs pending SAP implementation. In addition, we rely on third-party vendors to provide long-term software maintenance support and hosting services for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operations. In addition, we do not control the operation of any third party hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems with our third party hosting vendors could disrupt the management of, and have a material adverse effect on, our business operations. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2013, we had approximately $294.4 million of gross indebtedness outstanding including (i) a principal balance of $85.0 million outstanding under our Convertible Senior Notes (as defined herein); (ii) $41.2 million outstanding and $149.0 million available under our Revolving Credit Facility (as defined herein); and (iii) $94.4 million and €50.0 million outstanding under our Term Loan Facility. Our indebtedness has important consequences; for example, it could:

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

Substantially all of the domestic personal property of Altra Industrial Motion Corp. and its domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the credit agreement (the “Credit Agreement”) governing our Revolving Credit Facility and Term Loan Facility. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

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

We face risks associated with our exposure to variable interest rates and foreign currency exchange rates

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. A portion of our indebtedness is also euro denominated. In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia and South America, we expect that an increasing percentage of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

We are exposed to swap counterparty credit risk that could materially and adversely affect its business, operating results, and financial condition.

From time to time, we rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rates payable on $92.5 million of our outstanding borrowings under the Credit Agreement. Failure to perform under a derivatives contract by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.

Our stockholders may experience dilution upon the conversion of our Convertible Notes.

Our Convertible Notes are convertible into shares of our common stock beginning March 1, 2030 or, under certain circumstances including where our stock trades above 130% of the conversion price for a specified period of time as set forth in the Convertible Notes, earlier. Upon conversion, we must deliver shares of our common stock or cash. The conversion rate of our Convertible Notes was initially 36.0985 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $27.70 per share of common stock), and as of December 31, 2013 is 36.91 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $27.09 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $85.0 million convertible debt currently outstanding is 3,137,351. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. At such time as our Convertible Notes become convertible, we will be required to include the maximum number of shares of common stock that would be issued upon conversion in our calculation of diluted weighted average shares outstanding which will have the effect of decreasing our earnings per share.

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

Certain of our businesses are exposed to renewable energy markets which depend significantly on the availability and size of government subsidies and economic incentives.

Certain of our businesses sell product to customers within the renewable energy market, which among other energy sources includes wind energy and solar energy. At present, the cost of many forms of renewable energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of renewable energy sources such as wind energy and solar energy. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government- sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of renewable energy products to promote the use of renewable energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before renewable energy markets reach a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

New regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require country of origin inquiries and potentially due diligence, with initial disclosure requirements beginning in May 2014 relating to activities in 2013. There will be costs associated with complying with these disclosure requirements, including for country of origin inquiries and due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Continued extreme volatility and disruption in global financial markets could significantly impact our customers, suppliers, weaken the markets we serve and harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption in recent years, including, among other things, concerns regarding the stability and viability of major financial institutions, the weak state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Further, economic conditions in the European Union have deteriorated and, with the Bauer Acquisition and the Svendborg Acquisition, our exposure to European markets has increased. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S., European, and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

We may not realize the expected benefits of the Svendborg Acquisition and the Lamiflex Acquisition because of integration difficulties and other challenges.

The success of the Lamiflex Acquisition and the Svendborg Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating the Lamiflex and Svendborg businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of the Lamiflex and Svendborg businesses include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in the Lamiflex business, the Svendborg business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Altra, Lamiflex and Svendborg had achieved or might achieve separately. In addition, we may not accomplish the integration of the Lamiflex and Svendborg’s businesses smoothly, successfully or within the anticipated costs or timeframe.

We face risks associated with the Purchase Agreement in connection with the Svendborg Acquisition.

In connection with the Svendborg Acquisition, we are subject to substantially all of the liabilities of Svendborg that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Svendborg. Under the Purchase Agreement, the seller agreed to provide us with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. Claims for a breach of a representation or warranty are secured by a limited escrow and warranty and indemnity insurance. There can be no assurance, however, that this limited security will be adequate or available to satisfy potential claims. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations, and there is no guarantee that we would actually be able to recover all or any portion of the sums payable to us in connection with such breach.

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

In addition to our leased headquarters in Braintree, Massachusetts, we maintain 34 production facilities, fifteen of which are located in the United States, one in Canada, twelve in Europe, two in Brazil, three in China, and one in Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2013, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Ft.	Type of Possession	Expiration
United States
Chambersburg, Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois(1)	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag, Marland	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Scotland, Pennsylvania	TB Wood’s	Portion of the space is leased to a third party	42,385	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	51,699	Leased	April 30, 2014
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	96,000	Leased	September 1, 2028
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	36,000	Owned	N/A
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2017
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2018
New Hartford, Connecticut	Inertia Dynamics, Warner Electric	Electromagnetic Clutches & Brakes	81,491	Leased	July 30, 2024
Braintree, Massachusetts(2)	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2015
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2016
International
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch, Twiflex	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes Precision Components	72,000	Leased	April 30, 2017
San Luis Potosi, Mexico	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	27,889	Leased	February 24, 2022
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(3)
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	December 19, 2017
Esslingen, Germany	Bauer Gear Motor	Gear motors	18,114	Leased	Various
Esslingen, Germany	Bauer Gear Motor	Gear motors	43,648	Owned	N/A
Zlate Moravce, Slovakia	Bauer Gear Motor	Gear motors	41,499	Leased	(4)
Changzhou, China	Ameridrives	Engineered Couplings	107,348	Owned	N/A
Sao Paulo, Brazil	Lamiflex	Engineered Couplings	10,764	Leased	N/A (5)
Cotia, Brazil	Lamiflex	Engineered Couplings	26,910	Owned	N/A (6)
Vejstrup, Denmark	Svendborg Brakes	Heavy Duty Clutches and Brakes	18,525	Owned	N/A
Shanghai, China	Svendborg Brakes	Heavy Duty Clutches and Brakes	13,024	Leased	September 30, 2014

(1)	Shared services center, selective engineering functions as well as limited production facility

(2)	Corporate headquarters and selective customer service functions.

(3)	Must give the lessor twelve months notice for termination.

(4)	Indefinite lease; lease cancelable with 2 year notice given.

(5)	Month to month lease. Must give lessor 30 days notice for termination.

(6)	The company expects to occupy and begin manufacturing upon receipt of required governmental permits.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 19, 2014, the number of holders of record of our common stock was approximately 63.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2013
Fourth Quarter	$34.54	$25.70
Third Quarter	$31.34	$24.31
Second Quarter	$30.10	$24.59
First Quarter	$28.13	$21.89
Fiscal year ended December 31, 2012
Fourth Quarter	$22.18	$15.78
Third Quarter	$20.34	$14.55
Second Quarter	$19.65	$14.71
First Quarter	$22.18	$17.03

Dividends

The Company declared dividends of $0.38 per share of common stock for the year ended December 31, 2013. On October 29, 2013, the Company declared a dividend of $0.10 per share for the quarter ended December 31, 2013, payable on January 3, 2014 to shareholders of record as of December 18, 2013. The Company declared and paid dividends of $0.05 per share for the quarters ended June 30, 2012 and September 29,

2012. The Company declared and paid a dividend of $0.06 per share for the quarter ended December 31, 2012. There were no dividends declared or paid during the quarter ended March 31, 2012. The Company has declared a dividend of $0.10 per share for the quarter ended March 31, 2014, payable on April 3, 2014 to shareholders of record as of March 18, 2014. See Notes 10 and 16 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders(1)	—	$—	750,576
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	750,576

(1)	The equity compensation plans were approved by the Company’s shareholders prior to the initial public offering. Additional shares under the plan were approved by the Company’s shareholders at its 2012 annual meeting.

Issuer Repurchases of Equity Securities

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
September 29, 2013 to October 26, 2013	187	$25.76	—	$—
October 27, 2013 to November 23, 2013	—	$—	—	$—
November 24, 2013 to December 31, 2013	81	$32.32	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5 year period from December 31, 2008, through December 31, 2013, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment.

	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011
Altra Industrial Motion Corp.	-41.41%	-71.26%	-44.52%	-17.11%	-8.52%	1.70%	-3.56%	9.11%	47.11%	74.96%	77.70%	-14.30%
S&P Small Cap 600	-33.33%	-44.81%	-33.66%	-22.21%	-17.48%	-10.61%	-18.63%	-11.04%	3.14%	10.81%	10.33%	-11.83%
Peer Group	-50.58%	-60.90%	-50.42%	-43.61%	-38.71%	-30.56%	-30.49%	-27.65%	-16.91%	-8.75%	-13.43%	-35.20%
	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Altra Industrial Motion Corp.	39.48%	42.22%	16.59%	34.81%	63.33%	101.63%	102.81%	99.33%	153.48%
S&P Small Cap 600	2.98%	14.98%	10.51%	16.11%	18.24%	31.84%	36.59%	50.79%	65.12%
Peer Group	-24.21%	-9.42%	-10.11%	0.63%	2.29%	-4.30%	-15.10%	-3.79%	5.02%

The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., and Regal Beloit Corp.

Item 6.    Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Industrial Motion Corp. Amounts in thousands, except per share data
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net sales	$722,218	$731,990	$674,812	$520,162	$452,846
Cost of sales	506,837	513,442	478,394	366,151	329,825

Gross profit	215,381	218,548	196,418	154,011	123,021
Operating expenses:
Selling, general and administrative expenses	130,155	127,044	113,375	89,478	81,117
Research and development expenses	12,536	11,457	10,609	6,731	6,261
Restructuring costs	1,111	3,196	—	2,726	7,286
Gain on curtailment of post-employment benefit plans	—	—	—	—	(1,467)
Loss on disposal of assets	—	—	—	—	545

	143,802	141,697	123,984	98,935	93,742
Income from operations	71,579	76,851	72,434	55,076	29,279
Other non-operating income and expense:
Interest expense, net	10,586	40,790	24,035	19,638	32,976
Other non-operating expense (income), net	1,657	1,702	(32)	909	981

	12,243	42,492	24,003	20,547	33,957
Income (loss) from continuing operations before income taxes	59,336	34,359	48,431	34,529	(4,678)
Provision (benefit) for income taxes	19,151	10,154	10,756	10,004	(2,364)

Net income (loss)	40,185	24,205	37,675	24,525	(2,314)
Net loss attributable to non-controlling interest	90	88	—	—	—

Net income attributable to Altra Industrial Motion Corp.	$40,275	$24,293	$37,675	$24,525	$(2,314)

Other Financial Data:
Depreciation and amortization	$27,924	$27,376	$24,683	$20,036	$22,072
Purchases of fixed assets	27,823	31,346	22,242	17,295	9,194
Cash flow provided by (used in):
Operating activities	89,625	59,918	46,901	42,764	59,388
Investing activities	(130,005)	(38,770)	(89,887)	(17,827)	(9,194)
Financing activities	17,991	(29,880)	64,765	(3,359)	(54,016)
Weighted average shares, basic	26,766	26,656	26,526	26,399	25,945
Weighted average shares, diluted	26,841	26,756	26,689	26,535	25,945
Earnings (loss) per share:
Net income (loss) attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.42	$0.93	$(0.09)

Diluted earnings (loss) per share:
Net income (loss) attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.41	$0.92	$(0.09)

Cash dividend declared	$0.38	$0.16	$—	$—	$—

	Altra Industrial Motion Corp. December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$63,604	$85,154	$92,515	$72,723	$51,497
Total assets	735,676	633,039	629,985	508,102	465,199
Total long-term debt, net of unaccredited discount	278,272	247,595	264,049	216,502	217,549
Long-term liabilities, excluding long-term debt	261,348	55,428	56,122	43,349	41,907

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Bauer in 2011, Lamiflex in 2012 and Svendborg in 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;

•	the cyclical nature of the markets in which we operate;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	the risks associated with international operations, including currency risks;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the Company’s risk of loss not covered by insurance;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	the risks association with certain minimum purchase agreements we have with suppliers;

•	fluctuations in the costs of raw materials used in our products;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	work stoppages and other labor issues;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the Company’s ability to attract and retain key executives and other personnel;

•	changes in the Company’s pension and retirement liabilities;

•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Svendborg;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our new ERP system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks related to our outstanding convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Lamiflex Acquisition and the Svendborg Acquisition;

•	the risks associated with the Company’s investment in a new manufacturing facility in China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

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

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the Selected Historical Financial Data, and the consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

General

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components, gear motors, and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

While the power transmission industry has undergone some consolidation, we estimate that in 2013 the top five broad-based electromechanical power transmission companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Although we have recently seen modest improvement in certain end markets, the current demand environment generally remains flat across many of our early and late cycle end markets and, assuming this trend continues, we do not expect substantial end market growth in 2014.

However, even in a very slow growth environment, we expect to continue steady progress on our margin initiatives. In addition, we expect our full-year 2014 results will significantly benefit from the Svendborg acquisition. We continue to maintain a strong balance sheet and ample liquidity to pursue strategic acquisitions should appropriate opportunities arise during 2014.

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

Inventory.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 7.5% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names, and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 17 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill and trade names and trademarks are considered indefinite lived assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis

We review the difference between the estimated fair value and net book value of each reporting unit. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis in a future period, if the estimated profitability decreased by 10% when compared to our forecasts to determine what amount of goodwill is potentially impaired. As of December 31, 2013, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.

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

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. No impairment indicators were noted in 2011, 2012 or 2013.

In 2011, 2012, and 2013 the Company did not identify any impairments related to goodwill, definite-lived intangible assets or indefinite lived intangible assets as the fair value of our reporting units and definite lived intangible assets were substantially in excess of their carrying value.

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

Results of Operations.

Amounts in thousands

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net sales	$722,218	$731,990	$674,812
Cost of sales	506,837	513,442	478,394

Gross profit	215,381	218,548	196,418
Gross profit percentage	29.82%	29.86%	29.11%
Selling, general and administrative expenses	130,155	127,044	113,375
Research and development expenses	12,536	11,457	10,609
Restructuring costs	1,111	3,196	—

Income from operations	71,579	76,851	72,434
Interest expense, net	10,586	40,790	24,035
Other non-operating (income) expense, net	1,657	1,702	(32)

Income before income taxes	59,336	34,359	48,431
Provision for income taxes	19,151	10,154	10,756

Net income	40,185	24,205	37,675
Net loss attributable to non-controlling interest	90	88	—

Net income attributable to Altra Industrial Motion Corp.	$40,275	$24,293	$37,675

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Amounts in thousands, except pecentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Net sales	$722,218	$731,990	$(9,772)	-1.3%

Net Sales.    Sales decreased in 2013 primarily due to lower sales levels across all operating segments due to weak demand in all geographies as well as a decline in the mining, energy and metals industries. The decrease was offset by the positive impact of foreign exchange rate changes in the amount of $2.5 million primarily related to changes in Euro and British Pound Sterling exchange rates compared to 2012. We forecast that sales will increase in 2014 primarily due to the full year effect of the acquisition of Svendborg, and a modest increase from the introduction of new products and price increases.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Gross Profit	$215,381	$218,548	$(3,167)	-1.4%
Gross Profit as a percent of sales	29.8%	29.9%

Gross profit.    Gross profit decreased in 2013 primarily due to the decrease in sales volume. The decrease was offset by the positive impact of foreign exchange rate changes in the amount of $0.7 million. We forecast that 2014 gross profit as a percentage of sales will increase modestly when compared to 2013 due to price increases and as we continue to focus on improving operational efficiency. We expect Svendborg to have a higher gross profit as a percentage of sales than that of the Company as a whole.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Selling, general and administrative expense (“SG&A”)	$130,155	$127,044	$3,111	2.4%
SG&A as a percent of sales	18.0%	17.4%

Selling, general and administrative expenses.    The vast majority of the increase in SG&A, approximately $3.1 million, was due to the acquisition cost related to the Svendborg acquisition. Acquisition costs for the year were $2.5 million. Increased acquisition costs were offset by the favorable effect of foreign exchange rates in the amount of $0.8 million. We forecast increases to our SG&A costs as a result of a full year of Svendborg and general wage and benefit cost increases. We expect Svendborg to have higher SG&A expenses as a percentage of sales than the Company as a whole. We plan to leverage these costs on increased sales from Svendborg and as we invest in resources to enable us to grow faster in emerging markets and strategic industries in 2014.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Research and development expenses (“R&D”)	$12,536	$11,457	$1,079	9.4%

Research and development expenses.    R&D expenses increased due to increased R&D efforts as well as headcount additions. We do not forecast significant variances in 2014 as a percentage of sales.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Interest Expense, net	$10,586	$40,790	$(30,204)	-74.0%

Interest expense.    Net interest expense decreased due to our debt refinancing in November 2012 and lower average outstanding balances in 2013. The Company refinanced its debt at much lower rates than were in effect during 2012. In 2012, we paid additional premium related to the redemption of our Senior Secured Notes of $11.4 million, and wrote off the unamortized costs associated with the issuance of the Senior Secured Notes, in the amount of $4.4 million. In conjunction with the 2012 refinancing, we wrote off the deferred financing costs associated with the prior 2009 revolving credit agreement in the amount of $3.0 million, which appears as interest expense in our Consolidated Statements of Comprehensive Income. We expect interest expense in 2014 to be similar to 2013.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Other non-operating (income) expense, net	$1,657	$1,702	$(45)	-2.6%

Other non-operating (income) expense.    Other non-operating expense in each period relates to changes in foreign currency, primarily the changes in the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Restructuring Expense	$1,111	$3,196	$(2,085)	-65.2%

Restructuring expense.    In the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions included reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company does not expect to incur additional expenses during 2014 associated with the 2012 Altra Plan.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Provision for income taxes	$19,151	$10,154	$8,997	88.6%
Provision for income taxes as a % of income before taxes	32.3%	29.6%

Provision for income taxes.    The 2013 provision for income taxes, as a percentage of income before taxes, was higher than that of 2012. This increase was primarily due to certain favorable discrete items in 2012 including the settlement of a tax matter with the State of New York for which the company was fully indemnified. Domestic income as a percentage of total income increased 10% from 2012 to 2013. Income is taxed at a higher rate domestically as compared to internationally.

During 2012, the Company settled a tax matter with the State of New York for which the Company was fully indemnified. Upon completion of the settlement, the Company released its reserve for $3.1 million of tax, interest and penalties combined, related to the unrecognized tax benefit. In addition, the Company recognized a benefit of $0.4 million related to the completion of the 2010 limited scope audit, and the completion of the 2007 audit by the Internal Revenue Service.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we recognized a benefit of approximately $0.3 million for qualifying amounts incurred in 2012. This benefit was recognized as a discrete item in the period of enactment, the first quarter of 2013.

We expect our tax rate for the full year to be between approximately 31% to 33%, before discrete items.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Net sales	$731,990	$674,812	$57,178	8.5%

Net Sales.    Sales increased in 2012 primarily due to the full year effect of the acquisition of Bauer as well as the acquisition of Lamiflex in July of 2012. Of the increase in sales, approximately $40.6 million were additional sales related to the acquisition of Bauer and $2.7 million were additional sales related to the acquisition of Lamiflex, with the majority of the remaining increase attributable to modest increases in sales in North America and the rest of the world, partially offset by the impact related to the economic downturn in Europe and $11.0 million related to the negative impact of foreign exchange rate changes primarily attributed to the Euro and British Pound Sterling rates compared to 2011.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Gross Profit	$218,548	$196,418	$22,130	11.3%
Gross Profit as a percent of sales	29.9%	29.1%

Gross profit.    Of the increase in gross profit, approximately $12.8 million was related to the acquisitions of Bauer and Lamiflex. In addition, price increases implemented during 2012, profit and productivity improvements and low cost country sourcing resulted in improved gross profit margins compared to prior year. These factors were offset by the negative impact of foreign exchange rate changes primarily related to the Euro and British Pound Sterling compared to 2011 of $3.2 million.

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

Research and development expenses.    R&D expenses increased on an absolute dollar basis but maintained a level of approximately 1.5% of sales in both periods. $0.9 million of the increase in R&D expense in 2012 was related to the full year effect of the acquisition of Bauer, which occurred in May 2011. Increased R&D activities as well as headcount additions also contributed to the increase in R&D expense.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2012	December 31, 2011	Change	%
Interest Expense, net	$40,790	$24,035	$16,755	69.7%

Interest expense.    Net interest expense increased due to the additional premium paid related to the redemption of our Senior Secured Notes in July 2012, additional premium paid related to the subsequent refinancing of the remaining outstanding Senior Secured Notes in late 2012 and the expensing of unamortized costs associated with the issuance of the Senior Secured Notes and premium paid, for a total of $14.6 million. In conjunction with the refinancing, we wrote off the deferred financing costs associated with the old revolving credit agreement, which appears as interest expense in our Consolidated Statements of Comprehensive Income.

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

Restructuring expense.    In the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions included reducing headcount, moving and relocating equipment and limiting discretionary spending.

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $149.0 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Credit Agreement

On December 6, 2013, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”) between certain of our domestic subsidiaries, including Altra Power Transmission, Inc. (“APT”), and Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of our foreign subsidiaries, (collectively, the “Borrowers”), the lenders party to the Amended and Restated Credit Agreement from time to time (collectively, the “Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed through a Guarantee Agreement by certain domestic subsidiaries (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”), and which may be amended from time to time. The Credit Agreement amends and restates our former Credit Agreement, dated as of November 20, 2012, as amended (the “Former Credit Agreement”), between certain of its domestic subsidiaries, including APT, the lenders party to the Amended and Restated Credit Agreement from time to time (the “Former Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the Administrative Agent, guaranteed by certain domestic subsidiaries, pursuant to which the Former Lenders made available to the Borrowers an initial term loan facility of $100,000,000 and an initial Revolving Credit Facility, as defined below, of $200,000,000.

Pursuant to the Credit Agreement, the Lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Netherlands. The Credit Agreement keeps in effect the balance (approximately $94,375,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic Borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the Revolving Credit Facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reamortized in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan had been November 20, 2017.

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the credit facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the credit facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the Credit Agreement. A portion of the Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

The Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The Credit Agreement also contains customary events of default.

As of December 31, 2013, we had $41.2 million outstanding on our Revolving Credit Facility, $163.2 million outstanding under our Term Loan Facility and $9.8 million in letters of credit outstanding.

Pledge and Security Agreement; Trademark Security Agreement; Patent Security Agreement.

Pursuant to an Omnibus Reaffirmation and Ratification of Collateral Documents entered into on December 6, 2013 in connection with the Credit Agreement by and among the Company, the Loan Parties and the Administrative Agent (the “Ratification Agreement”), the Loan Parties (exclusive of the foreign subsidiary Borrower) have reaffirmed their obligations to the Lenders under the Pledge and Security Agreement dated November 20, 2012 (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties and covenants of the parties. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family credit ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

Pursuant to the Ratification Agreement, the Loan Parties (other than the foregoing subsidiary Borrower) have also reaffirmed their obligations under each of the Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent dated November 20, 2012 pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

On November 20, 2012, the Loan Parties and the Administrative Agent entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties, and covenants of the parties. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

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

We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement at December 31, 2013.

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

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at December 31, 2013.

Borrowings

	Amounts in millions
	December 31, 2013	December 31, 2012
Debt:
Revolving Credit Facility	$41.2	$79.3
Convertible Notes	85.0	85.0
Term Loan Facility	163.2	100.0
Equipment Loan	4.1	1.1
Mortgages	0.7	1.0
Capital leases	0.2	0.1
Other	—	0.4

Total Debt	$294.4	$266.9

Cash and Cash Equivalents

Amounts in thousands, except percentage data
	2013	2012	Change
Cash and cash equivalents at the beginning of the period	85,154	92,515	(7,361)
Cash flows from operating activities	89,625	59,918	29,707
Cash flows from investing activities	(130,005)	(38,770)	(91,235)
Cash flows from financing activities	17,991	(29,880)	47,871
Effect of exchange rate changes on cash and cash equivalents	839	1,371	(532)

Cash and cash equivalents at the end of the period	$63,604	$85,154	$(21,550)

Cash Flows for 2013

Funds provided by operating activities totaled approximately $89.6 million for fiscal 2013 a significant portion of which resulted from cash provided by net income of $40.2 million. In addition, net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, provision for deferred taxes, and non-cash loss on foreign currency was approximately $39.5 million. Also included in the cash flows provided by operating activities is a net decrease in current assets and liabilities of approximately $10.0 million.

The change in cash flows from operating activities in 2013 as compared to 2012 related to an increase in cash provided by net income of $16.0 million as well as a decrease in accounts receivable and inventory. Accounts Receivable balances have decreased due to more timely collections. Inventory balances have decreased due to planned inventory management efforts that have positively impacted our inventory levels. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during 2014 due to income from operations, the add-back of non-cash expenses and a continued decrease in working capital.

The change in net cash used in investing activities was primarily due to the acquisition of Svendborg in December 2013 for $94.6 million.

The change in net cash from financing activities was primarily due to additional borrowing in the form of a €50.0 million term loan as well as additional borrowings under our Revolving Credit Facility offset by payments on the Credit Facility.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, and for capital expenditures, for pension funding, and to pay dividends to our stockholders. We have approximately $47.1 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Cash Flows for 2012

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

Capital Expenditures

We made capital expenditures of approximately $27.8 million and $31.3 million in the years ended December 31, 2013 and December 31, 2012, respectively. These capital expenditures will support on-going business needs. Additionally, in 2013, we purchased a portion of the land and building in Esslingen, Germany in which our Bauer business operates. In 2014, we forecast capital expenditures to be in the range of $28.0 million to $30.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Term Loan Facility(1)	$12,245	$16,323	$16,323	$20,405	$97,949	$—	$163,245
Convertible Notes(2)	—	—	—	—	—	85,000	85,000
Operating leases	7,618	6,225	4,847	2,594	1,892	6,970	30,146
Capital leases	147	28	8	6	—	—	189
Mortgage(3)	393	199	—	—	—	—	592
Revolving Credit Facility(4)	—	—	—	—	41,198	—	41,198
Equipment loan(5)	1,583	—	2,572	—	—	—	4,155
Minimum Purchase Contracts(6)	4,896	4,896	—	—	—	—	9,792

Total contractual cash obligations	$26,882	$27,671	$23,750	$23,005	$141,039	$91,970	$334,317

(1)	We have monthly and/or quarterly cash interest requirements due on the Term Loan Facility payable at variable rates which are not included in the above table.

(2)	We have semi-annual cash interest requirements due on the Convertible Notes with $2.3 million payable in 2013 through 2017, and $0.4 million due thereafter which are not included in the above table.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has an outstanding principal balance of €0.5 million ($0.7 million) as of December 31, 2013, an interest rate of 5.75% and is payable in monthly installments over the next 2 years.

(4)	We have up to $200.0 million of total borrowing capacity, through December 6, 2018, under our Revolving Credit Facility of which $149.0 million is currently available. As of December 31, 2013, there were $9.8 million of outstanding letters of credit under our Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the Revolving Credit Facility through 2018, which are not included in the above table.

(5)	The Company has up to a 38.5 million RMB ($6.3 million) Equipment Loan with a Chinese bank to furnish its facility in Changzhou, China with equipment. The loan had a principal balance of 25.4 million RMB ($4.1 million) at December 31, 2013. Interest is payable monthly at interest rates between 5.04% and 6.69%.

(6)	The Company has minimum purchase contracts for inventory of €3.6 million ($4.9 million) for years 2014 and 2015.

From time to time, we may have cash funding requirements associated with our pension plan. As of December 31, 2013, there were no requirements for 2014 or 2015 and requirements of $0.3 million annually from 2016 to 2018, which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.0 million as of December 31, 2013, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the consolidated financial statements.

Stock-based Compensation

In January 2005, we established our 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees.

As of December 31, 2013, there were 149,635 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2016 is $3.0 million. Based on the stock price at December 31, 2013, of $34.22 per share, the intrinsic value of these awards as of December 31, 2013, was $5.1 million.

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

Seasonality

We experience seasonality in our turf and garden business, which in recent years has represented approximately 7.4% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

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

Currency translation.    The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2013 and 2012, the aggregate total assets (based on book value) of foreign subsidiaries were $387.3 million and $262.1 million, respectively, representing approximately 52.6% and 41.4%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2013 and 2012, were $1.38 and $1.32, respectively to the Euro. The approximate exchange rates in effect at December 31, 2013 and 2012 were $1.64 and $1.62, respectively to the British Pound Sterling.

Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or

Eurodollar rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. As of December 31, 2013, we had $41.2 million in borrowings under our Revolving Credit Facility and $9.8 million of outstanding letters of credit under our Revolving Credit Facility. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $1.2 million. We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rate payable on a portion of our outstanding borrowings, currently $92.5 million, under the Credit Facility. We are exposed to credit loss in the event of non-performance by the swap counterparty. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.3 million in the fair value of the interest rate swap.

Commodity price exposure.    We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. From the first quarter of 2004 to the fourth quarter of 2013, the average price of copper and steel has increased approximately 153% and 75%, respectively. We primarily mange our risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Altra Industrial Motion Corp.

Braintree, Massachusetts

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp., formerly Altra Holdings, Inc., and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Industrial Motion Corp. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2014

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	Year Ended December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$63,604	$85,154
Trade receivables, less allowance for doubtful accounts of $2,245 and $2,560 at December 31, 2013 and 2012, respectively	109,084	92,933
Inventories	143,665	123,776
Deferred income taxes	9,754	8,918
Income tax receivable	5,032	6,397
Prepaid expenses and other current assets	18,066	6,578

Total current assets	349,205	323,756
Property, plant and equipment, net	157,535	138,094
Intangible assets, net	118,768	76,098
Goodwill	104,339	88,225
Deferred income taxes	934	1,150
Other non-current assets, net	4,895	5,716

Total assets	$735,676	$633,039

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,180	$43,042
Accrued payroll	23,983	19,893
Accruals and other current liabilities	34,979	31,084
Income tax payable	12,963	2,712
Deferred income taxes	44	34
Current portion of long-term debt	16,924	9,135

Total current liabilities	140,073	105,900
Long-term debt — less current portion and net of unaccreted discount	261,348	238,460
Deferred income taxes	53,813	38,821
Pension liablities	8,025	14,529
Long-term taxes payable	1,038	1,118
Other long-term liabilities	1,055	960
Redeemable non-controlling interest	991	1,239
Stockholders’ equity:
Commitments and Contingencies (Note 14)
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,819,795 and 26,724,349 issued and outstanding at December 31, 2013 and 2012, respectively)	27	27
Additional paid-in capital	154,471	152,188
Retained earnings	133,231	103,200
Accumulated other comprehensive loss	(18,396)	(23,403)

Total stockholders’ equity	269,333	232,012
Total liabilities, non-controlling interest and stockholders’ equity	$735,676	$633,039

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	December 31,
	2013	2012	2011
Net sales	$722,218	$731,990	$674,812
Cost of sales	506,837	513,442	478,394

Gross profit	215,381	218,548	196,418
Operating expenses:
Selling, general and administrative expenses	130,155	127,044	113,375
Research and development expenses	12,536	11,457	10,609
Restructuring costs	1,111	3,196	—

	143,802	141,697	123,984
Income from operations	71,579	76,851	72,434
Other non-operating income and expense:
Interest expense, net	10,586	40,790	24,035
Other non-operating expense (income), net	1,657	1,702	(32)

	12,243	42,492	24,003
Income before income taxes	59,336	34,359	48,431
Provision for income taxes	19,151	10,154	10,756

Net income	40,185	24,205	37,675
Net loss attributable to non-controlling interest	90	88	—

Net income attributable to Altra Industrial Motion Corp.	$40,275	$24,293	$37,675

Consolidated Statement of Comprehensive Income
Pension liability adjustment, net of tax	1,474	(2,122)	(1,603)
Change in fair value of interest rate swap, net of tax	135	—	—
Foreign currency translation adjustment, net of tax	3,398	3,795	(8,802)

Total Comprehensive income	45,192	25,966	27,270

Comprehensive loss attributable to non-controlling interest	248	—	—

Comprehensive income attributable to Alta Industrial Motion Corp.	$45,440	$25,966	$27,270

Weighted average shares, basic	26,766	26,656	26,526
Weighted average shares, diluted	26,841	26,756	26,689
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.42
Diluted net income attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.41
Cash dividend declared	$0.38	$0.16	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Redeemable Non- Controlling Interest
Balance at December 31, 2010	$26	26,466	$133,861	$45,536	$(14,671)	$164,752	$—

Stock-based compensation and vesting of restricted stock	1	134	1,819	—	—	1,820	—
Net income	—	—	—	37,675	—	37,675	—
Convertible Notes	—	—	24,510		—	24,510	—
Deferred taxes on Convertible Notes	—	—	(8,966)		—	(8,966)	—
Deferred financing costs on Convertible Notes	—	—	(990)	—	—	(990)	—
Cumulative foreign currency translation adjustment, net of $731 of tax expense	—	—	—	—	(8,802)	(8,802)	—
Minimum Pension adjustment, net of $868 tax expense	—	—	—	—	(1,603)	(1,603)	—

Balance at December 31, 2011	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—

Stock-based compensation and vesting of restricted stock	—	124	1,954	—	—	1,954	—
Net income attibutable to Altra Industrial Motion Corp.	—	—	—	24,293	—	24,293	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(88)
Fair value of non-controlling interest at acquisition	—	—	—	—	—	—	1,327
Dividends declared	—	—	—	(4,304)	—	(4,304)
Minimum Pension adjustment, net of $1,388 tax expense	—	—	—	—	(2,122)	(2,122)	—
Cumulative foreign currency translation adjustment, net of $994 tax expense	—	—	—	—	3,795	3,795	—

Balance at December 31, 2012	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

Stock-based compensation and vesting of restricted stock	—	96	2,283	—	—	2,283	—
Net income attibutable to Altra Industrial Motion Corp.	—	—	—	40,275	—	40,275	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(90)
Dividends declared	—	—	—	(10,244)	—	(10,244)
Change in fair value of interest rate swap, net of $78 tax expense	—	—	—	—	135	135	—
Minimum Pension adjustment, net of $800 tax expense	—	—	—	—	1,474	1,474	—
Cumulative foreign currency translation adjustment, net of $50 tax expense	—	—	—	—	3,398	3,398	(158)

Balance at December 31, 2013	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in thousands

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$40,185	$24,205	$37,675
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	21,419	20,537	18,403
Amortization of intangible assets	6,505	6,839	6,280
Amortization and write-offs of deferred loan costs	873	6,006	1,833
(Gain) loss on foreign currency, net	742	(125)	843
Accretion and write-off of debt discount and premium	3,143	4,869	2,696
Loss on disposal/impairment of fixed assets	147	251	287
Amortization of inventory fair value adjustment	—	122	581
Stock-based compensation	3,173	2,696	2,471
Provision (benefit) for deferred taxes	3,464	(625)	4,879
Changes in assets and liabilities:
Trade receivables	5,791	836	(9,379)
Inventories	6,412	4,084	(19,948)
Accounts payable and accrued liabilities	(708)	(6,640)	8,839
Other current assets and liabilities	2,156	726	(1,344)
Other operating assets and liabilities	(3,677)	(3,863)	(7,215)

Net cash provided by operating activities	89,625	59,918	46,901

Cash flows from investing activities
Purchase of property, plant and equipment	(27,823)	(31,346)	(22,242)
Proceeds from sale of Stratford Facility	—	—	331
Proceeds from sale of Chattanooga Facility	—	—	1,484
Proceeds from sale of Mt. Pleasant Facility	578	—	—
Acquisition of Svendborg, net of $7.5 million cash received	(94,613)	—	—
Cash paid to escrow agent for Svendborg Transfer Pricing Claim liability	(8,147)
Acquisition of Lamiflex, net of $68 cash received	—	(7,424)	—
Acquisition of Bauer, net of $41 cash received	—	—	(69,460)

Net cash used in investing activities	(130,005)	(38,770)	(89,887)

Cash flows from financing activities
Payment of debt issuance costs	(670)	(2,454)	(3,674)
Redemption of variable rate demand revenue bonds related to the Chattanooga facility	—	—	(2,290)
Redemption of variable rate demand revenue bonds related to the San Marcos Facility	—	(3,000)
Purchase of 8 1/8% Senior Secured Notes	—	(198,045)	(11,955)
Payment on mortgages and other debt	(756)	(1,199)	(547)
Borrowing under Revolving Credit Facility	21,198	—	—
Borrowing under Additional Term Loan	68,871
Proceeds from issuance of Convertible Notes	—	—	85,000
Payments on Former Term Loan Facility	(5,625)
Payments on Former Revolving Credit Facility	(59,304)
Proceeds from Former Term Loan Facility and Revolving Credit Facility	—	179,304	—
Proceeds from Equipment Loan	2,999	1,100	—
Shares surrendered for tax withholding	(1,174)	(949)	(944)
Dividend payments	(7,548)	(4,304)	—
Net payments on capital leases	—	(333)	(825)

Net cash provided by financing activities	17,991	(29,880)	64,765

Effect of exchange rate changes on cash and cash equivalents	839	1,371	(1,987)

Net change in cash and cash equivalents	(21,550)	(7,361)	19,792
Cash and cash equivalents at beginning of year	85,154	92,515	72,723

Cash and cash equivalents at end of period	$63,604	$85,154	$92,515

Cash paid during the period for:
Interest	$6,704	$30,891	$18,724
Income taxes	$13,398	$12,397	$11,860
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$1,179	$574	$577
Dividend accrued	$2,696	$—	$—
Mortgage receivable on sale of Stratford facility	$—	$—	$623

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in thousands (unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”), through its wholly-owned subsidiary Altra Power Transmissions, Inc. (“APT”), is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eleven countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

In November 2013, Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp., and Altra Industrial Motion, Inc., the Company’s wholly owned subsidiary, changed its name to Altra Power Transmission, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The following is a reconciliation of basic to diluted net income per share:

	Year Ended December, 31
	2013	2012	2011
Net income attributable to Altra Industrial Motion Corp.	$40,275	$24,293	$37,675
Shares used in net income per common share — basic	26,766	26,656	26,526
Incremental shares of unvested restricted common stock	75	100	163

Shares used in net income per common share — diluted	26,841	26,756	26,689
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.42
Diluted net income attributable to Altra Industrial Motion Corp.	$1.50	$0.91	$1.41

The Company excluded 3,137,351 shares in 2013, 3,094,706 shares in 2012 and 784,980 shares in 2011 (amounts not in thousands) related to the Convertible Notes (See Note 9) from the above earnings per share calculation as these shares were anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Company’s Credit Agreement with certain financial institutions including a Term Loan Facility, as defined below, of $163,245,000 (the “Term Loan Facility”) and a Revolving Credit Facility, as defined below, of $200,000,000 approximate the fair values due to the variable rate nature at current market rates.

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at December 31, 2013 and 2012. The estimated fair value of the Convertible Notes at December 31, 2013 and 2012 was $116.5 million and $94.3 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

Included in cash and cash equivalents as of December 31, 2013 and December 31, 2012 are money market fund investments of $16.6 million and $30.3 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) at December 31, 2013 was $0.2 million, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract. There was no Interest Rate Swap at December 31, 2012.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 7.5% and 10% of total inventory at December 31, 2013 and 2012, respectively.

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

Intangible Assets

Intangibles represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 17 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2013 and 2012, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company over the fair value of the net assets acquired in each of the Company’s acquisitions.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review.

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two-step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its calculated fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the asset’s carrying value, an impairment loss is recognized on those assets. The Company did not identify any impairment of goodwill in 2013, 2012 or 2011.

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.5%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.

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

The Company did not identify any impairment of long-lived assets in 2013 or 2012. In relation to the sale of the Stratford facility in 2011, the Company identified and recorded an impairment with respect to the facility in the amount of $0.1 million based on their fair market value (Note 4).

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

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other non-current assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $4.1 million and $4.3 million at December 31, 2013 and 2012, respectively.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $2.5 million, $2.1 million and $1.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock-Based Compensation

The Company established the 2004 Equity Incentive Plan, as amended, that provides for various forms of stock-based compensation to officers, directors, key employees and others who make significant contributions to the success of the Company. The Company recognizes stock based compensation expense on a straight line basis for shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

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

Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Loss by Component for the periods presented:

	Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2012	$—	$(2,485)	$(22,591)	$(25,076)
Net current-period Other Comprehensive Income Loss	—	(2,122)	3,795	1,673

Accumulated Other Comprehensive Loss by component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)

Net current-period Other Comprehensive Income	135	1,474	3,398	5,007

Accumulated Other Comprehensive Income (Loss) by component, December 31, 2013	$135	$(3,133)	$(15,398)	$(18,396)

2.    Acquisitions

In December 2013, the Company consummated an agreement to acquire all of the issued and outstanding shares of Svendborg Brakes A/S and S.B. Patent Holding ApS (together “Svendborg”) for cash consideration of €80.1 million ($110.2 million), less the cash remaining on the balance sheet at close of €5.4 million ($7.5 million). This transaction is referred to as the Svendborg Acquisition. Through the Svendborg Acquisition, the Company acquired the leading global manufacturer of premium quality caliper brakes. With the Svendborg Acquisition, in addition to a presence in Denmark, the Company acquired Denmark’s well-established sales network in 7 additional countries in Western Europe, China, South America, Australia and the United States as well as a manufacturing facility in China.

Altra financed the transaction through a combination of cash and additional borrowings under its Credit Agreement. Under the Purchase Agreement, the seller agreed to provide the Company with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. Claims for a breach of a representation or warranty are secured by a limited escrow and warranty and indemnity insurance. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on the Company’s financial condition and results of operations, and there is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach.

Under the Purchase Agreement, the seller agreed to provide the Company with an indemnification for certain tax liabilities related to transfer pricing (the “Transfer Pricing Claims”) identified as part of an ongoing tax audit in Denmark. As part of the Purchase Agreement, an escrow in the amount of approximately €8.5 million ($11.6 million) was established for the Transfer Pricing Claims. The Company estimated this liability to be $8.1 million and as a result has recorded a liability included in taxes payable and an escrow receivable in other current assets. The purchase price in the reconciliation below represents cash consideration less the estimated escrow receivable for which the Company expects to be indemnified.

The closing date of the Svendborg Acquisition was December 17, 2013, and as a result, the Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2013 forward.

As of December 31, 2013, the allocation of the purchase price for the Svendborg Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.

Purchase price, excluding acquisition costs of approximately $2.5 million	$102,096
Cash and cash equivalents	7,483
Trade receivables, net of amounts pledged	21,575
Inventories	25,452
Prepaid and other	5,511
Property, plant and equipment	12,216
Other assets	1,133
Intangible assets	48,893

Total assets acquired	$122,263
Accounts payable	4,833
Accrued expenses and other current liabilities	9,620
Taxes payable	10,254
Deferred tax liability	11,483

Total liabilities assumed	$36,190
Net assets acquired	86,073

Excess of purchase price over fair value of net assets acquired	$16,023

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is not deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Svendborg.

The amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$40,050
Trade names and trademarks, not subject to amortization	8,500
Patents	343

Total intangible assets	$48,893

Customer relationships are subject to amortization which will be straight-lined over their estimated useful lives of 17 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

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

The Company has completed the valuation of customer relationships, trademarks and deferred tax assets and liabilities and fixed assets and has recorded them as part of its balance sheet. The purchase price allocation was calculated as if the Company had acquired 100% of Lamiflex. The purchase price allocation as of the acquisition date is as follows:

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

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2013, 2012 and 2011 as if the Company had acquired Lamiflex and Bauer at January 1, 2011, and Svendborg at January 1, 2012. The pro forma information contains the actual operating results of the Company, including Bauer, Lamiflex, and Svendborg adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets (iii) additional interest expense associated with the Convertible Notes issued on March 7, 2011 in connection with the Bauer Acquisition; (iv) elimination of certain acquisition related costs; (v) the elimination of additional expense as a result of fair value adjustment to inventory recorded in connection with the Lamiflex and Bauer Acquisitions; and (vi) additional interest expense for borrowings under the Credit Agreement associated with the Svendborg Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	2013	2012	2011
Total revenues	$803,467	$818,956	$732,837
Net income attributable to Altra Industrial Motion Corp.	$37,750	$22,373	$41,718
Basic earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.41	$0.84	$1.57
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.41	$0.84	$1.56

3.    Inventories

Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. The cost of inventory includes direct materials, direct labor, and production overhead. Market is defined as net realizable value. Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$56,824	$39,902
Work in process	18,432	21,199
Finished goods	68,409	62,675

Inventories, net	$143,665	$123,776

Approximately 7.5% of total inventories at December 31, 2013, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.7 million, and a $0.4 million provision in the years ended December 31, 2013 and 2012, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2013 and 2012, would be $1.6 million higher and $0.9 million higher, respectively.

4.    Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Land	$20,803	$13,565
Buildings and improvements	53,078	38,942
Machinery and equipment	207,193	190,809

	281,074	243,316
Less-Accumulated depreciation	(123,539)	(105,222)

	$157,535	$138,094

In 2011, the Company sold its Stratford, Ontario, Canada facility for approximately $0.9 million. Cash was received for $0.3 million and a note receivable was established for $0.6 million, which has a term of 10 years and accrues interest at 6% annually. In 2013, the note receivable was paid in full.

In 2013, the Company sold its Mt. Pleasant, Michigan facility and received cash consideration of approximately $0.6 million. The cash consideration was equal to the net book value and therefore no impairment was recorded.

The Company recorded $21.4 million, $20.5 million and $18.4 million of depreciation expense in the years ended December 31, 2013, 2012, and 2011, respectively.

5.    Goodwill and Intangible Assets

Changes in goodwill during the year ended December 31, 2013 and 2012 were as follows:

	2013	2012
Gross goodwill balance as of January 1	$120,035	$115,609
Adjustments related to the acquisition of Svendborg in 2013 and Lamiflex in 2012	16,023	3,652
Impact of changes in foreign currency and other	91	774

Gross goodwill balance as of December 31	136,149	120,035

Accumulated impairment, January 1	(31,810)	(31,810)
Impairment charge during period	—	—
Accumulated impairment, December 31	(31,810)	(31,810)

Net goodwill balance December 31	$104,339	$88,225

Intangibles and related accumulated amortization consisted of the following:

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$42,985	$—	$34,485	$—
Intangible assets subject to amortization:
Customer relationships	118,914	42,645	78,864	36,202
Product technology and patents	6,062	5,719	5,719	5,657
Impact of changes in foreign currency	(829)	—	(1,111)	—

Total intangible assets	$167,132	$48,364	$117,957	$41,859

The Company recorded $6.5 million, $6.8 million, and $6.3 million of amortization for the years ended December 31, 2013, 2012 and 2011, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 17 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $8.8 million in 2014, $8.8 million in each of the next four years and then $31.8 million thereafter.

6.    Warranty Costs

The Company’s wholly owned subsidiaries manufacture various products. The contractual warranty period generally ranges from three months to two years with certain warranties extending for longer periods based on the product and application of the product. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2013, 2012, and 2011 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$5,625	$4,898	$3,583
Accrued current period warranty costs	2,573	2,386	2,374
Acquired warranty reserves	3,420	—	1,720
Payments and adjustments	(2,879)	(1,659)	(2,779)

Balance at end of period	$8,739	$5,625	$4,898

7.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	December 31,	December 31,	December 31,
	2013	2012	2011
Domestic	$37,640	$18,083	$34,034
Foreign	21,696	16,276	14,397

Total	$59,336	$34,359	$48,431

The components of the provision (benefit) for income taxes consist of the following:

	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$8,917	$8,370	$4,506
State	698	(3,597)	(3,686)
Non-US	6,072	6,006	5,057

	$15,687	$10,779	$5,877

Deferred:
Federal	$3,533	$(915)	$7,949
State	378	1,756	(861)
Non-US	(447)	(1,466)	(2,209)

	3,464	(625)	4,879

Provision (benefit) for income taxes	$19,151	$10,154	$10,756

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision (benefit) for income taxes is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Tax at US federal income tax rate	$20,767	$12,026	$16,957
State taxes, net of federal income tax effect	905	67	1,050
Change in tax rate	(354)	(267)	(236)
Foreign taxes	(224)	781	709
Adjustments to accrued income tax liabilities and uncertain tax positions	(52)	(1,289)	(3,413)
Valuation allowance	120	506	(1,644)
Intercompany interest	(986)	(1,676)	(1,178)
Tax credits and incentives	(816)	(291)	(1,243)
Domestic Manufacturing Deduction	(839)	(566)	(544)
Other	630	863	298

Provision (benefit) for income taxes	$19,151	$10,154	$10,756

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2010. Svendborg is currently subject to an audit in Denmark for the years 2007-2011. As set forth in Note 2 above, the seller agreed to provide the Company with an indemnification for certain tax liabilities related to transfer pricing (the “Transfer Pricing Claims”) identified as part of the audit in Denmark. As part of the Purchase Agreement, an escrow in the amount of approximately €8.5 million ($11.6 million) was established for the Transfer Pricing Claims. The Company estimated this liability to be $8.1 million and as a result has recorded a liability in taxes payable. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian, Bauer, Svendborg, and Hay Hall entities that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$747	$3,523	$6,338
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(33)	—	(2,289)
Increases related to current year tax positions	—	—	—
Settlements	—	(2,689)	—
Lapse of statute of limitations	(87)	(87)	(526)

Balance at end of period	$627	$747	$3,523

In 2012, the Company recognized a $2.5 million tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a settlement with the State of New York for which the Company was fully indemnified.

In 2011, the Company recognized a tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a favorable New Jersey Supreme Court ruling in a case that did not involve the Company. The reserve consisted of approximately $2.3 million of tax, $1.8 million of accrued interest and $0.5 million of penalties. In addition, the Company reversed $1.4 million of deferred tax assets related to the federal benefit of the accrued state reserve. The net benefit to the Company was approximately $3.2 million

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statement of Comprehensive Income. The Company accrued interest and penalties of $0.1 million (off-set by a $0.1 million benefit of interest and penalties primarily related to the lapse of the applicable statute of limitations), $0.2 million, and $0.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2013, 2012, and 2011 was $0.4 million, $0.4 million, $2.7 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Post-retirement obligations	$1,565	$3,157
Tax credits	2,165	2,040
Expenses not currently deductible	11,788	11,598
Net operating loss carryover	6,376	6,435
Other	546	790

Total deferred tax assets	22,440	24,020
Valuation allowance for deferred tax assets	(5,577)	(5,426)

Net deferred tax assets	16,863	18,594
Deferred tax liabilities:
Property, plant and equipment	20,065	19,892
Intangible assets	25,090	14,969
Basis difference - convertible debt	11,064	10,212
Goodwill	3,813	2,308

Total deferred liabilities	60,032	47,381

Net deferred tax liabilities	$43,169	$28,787

On December 31, 2013 the Company had state net operating loss (NOL) carry forwards of $28.1 million, which expire between 2018 and 2032, and non U.S. NOL carryforwards of $22.7 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.4 million available to reduce future income taxes that expire between 2014 and 2028.

Valuation allowances are established for deferred tax assets that management believes may not be realized. The Company continually reviews the adequacy of its valuation allowances and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. Valuation allowances of $5.6 million and $5.4 million as of December 31, 2013 and December 31, 2012, respectively, have been established due to the uncertainty of realizing the benefits of certain net operating losses, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards, capital loss carryforwards, and U.S. federal foreign tax credits.

A provision has not been made for U.S. or additional non-U.S. taxes on $59.9 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

8. Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2013 and 2012:

	Pension Benefits
	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Obligation at beginning of period	$34,629	$29,415
Assumed Bauer pension liability	—	—
Service cost	248	179
Interest cost	1,250	1,381
Curtailments, settlements and special termination benefits	—	—
Actuarial (gains) losses	(2,969)	4,574
Foreign exchange effect	343	153
Benefits paid	(1,286)	(1,073)

Obligation at end of period	$32,215	$34,629

Change in plan assets:
Fair value of plan assets, beginning of period	$20,100	$16,519
Assumed Bauer plan assets	—	—
Actual return on plan assets	182	2,035
Employer contributions	5,194	2,619
Benefits paid	(1,286)	(1,073)

Fair value of plan assets, end of period	$24,190	$20,100

Funded status	$(8,025)	$(14,529)

Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$—
Current liabilities	—	—
Non-current liabilities	(8,025)	(14,529)

Total	$(8,025)	$(14,529)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2013 and 2012 was $32.2 million and $34.6 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $7.7 million and $7.6 million at December 31, 2013 and 2012, respectively.

Included in accumulated other comprehensive loss at December 31, 2013 and 2012, is $1.5 million (net of $0.8 million in taxes) and $2.1 million (net of $1.4 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2013 and 2012, presented above are as follows:

	2013	2012
Pension benefits	4.60%	3.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$248	$179	$167
Interest cost	1,250	1,381	1,389
Recognized net actuarial loss	—	—	—
Expected return on plan assets	(1,080)	(1,083)	(1,050)
Settlement/Curtailment/ Special Termination Benefit	—	—	—
Amortization	175	105	39

Net periodic benefit (income) cost	$593	$582	$545

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	3.75%	4.75%	5.50%
Expected return on plan assets	5.25%	6.25%	7.75%
Compensation rate increase	N/A	N/A	N/A

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012 by asset category is as follows:

	2013	2012
Asset Category
Equity (Level 1)
U.S. companies	$—	$4,522
International companies	—	297

Total equity	—	4,819
Fixed income (Level 1)
U.S. government	2,787	820
Corporate bonds
Investment grade	17,091	8,738
High yield	3,634	3,151
Other credit	—	1,632

Total fixed income	23,512	14,341
Other (Level 2)	338	328
Cash and cash equivalents (Level 1)	340	612

Total assets at fair value	$24,190	$20,100

The asset allocations for the Company’s funded retirement plan at December 31, 2013 and 2012, respectively, and the target allocation for 2013, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2013 Actual	2013 Target	2012 Actual
Asset Category
Global Developed Equity	0%	0%	5%
Investment Grade Bonds	84%	20% - 100%	48%
High Yield Bonds	15%	0% - 25%	16%
Cash	1%	0% - 5%	3%
Emerging Market Debt	0%	0%	3%
Dynamic Asset Allocation/Alternatives	0%	0%	25%

The investment strategy is to achieve a rate of return on the plan’s assets that meets the performance of liabilities as calculated using a bank’s Liability Index with appropriate adjustments for benefit payments, service cost and actuarial assumption changes. A determinant of the plan’s return is the asset allocation policy. The plan’s asset mix will be reviewed by the Company periodically, but at least quarterly, to rebalance within the target guidelines. The Company will also periodically review investment managers to determine if the respective manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

Pension Benefits
Expected benefit payments (from plan assets)
2014	1,153
2015	1,309
2016	1,370
2017	1,399
2018	1,464
Thereafter	7,895

The Company contributed $5.0 million to its U.S. pension plan in 2013. The Company has no minimum cash funding requirements associated with its pension plans for years 2014 and 2015, and $0.3 million for years 2016 through 2018.

Post Retirement Benefit Plans

Certain, primarily unionized, employees are entities to limited grandfathered postretirement benefits (medical, dental, and life insurance coverage). The accumulated benefit obligation for the post-retirement benefit plans, which are not funded, at December 31, 2013 and 2012 are $0.2 million and $0.2 million respectively. The balances are included within other long-term liabilities on the consolidated balance sheet. The Company recorded less than $0.1 million of income for of the years ended December 31, 2013, 2012 and 2011.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to seventy-five percent of their compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of salary contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $3.7 million and $3.5 million during the years ended December 31, 2013 and 2012, respectively.

9.    Long-Term Debt

	December 31,	December 31,
	2013	2012
Debt:
Revolving Credit Facility	$41,198	$79,304
Convertible Notes	85,000	85,000
Term Loan Facility	163,245	100,000
Equipment Loan	4,155	1,100
Mortgages	659	963
Capital leases	178	99
Other	—	435
Total debt	294,435	266,901
Less: debt discount, net of accretion	(16,163)	(19,306)

Total debt, net of unaccreted discount	$278,272	$247,595

Less current portion of long-term debt	16,924	9,135

Total long-term debt	$261,348	$238,460

Credit Agreement

In December 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s Former Credit Agreement, dated November 20, 2012. Pursuant to the Former Credit Agreement, the former lenders made available to the Company an initial term loan facility of $100,000,000 and an initial revolving credit facility of $200,000,000.

Pursuant to the Credit Agreement, the lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Industrial Motion Netherlands B.V. The Credit Agreement keeps in effect the balance (approximately $94,375,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the revolving credit facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reamortized in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan was November 20, 2017.

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the credit facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the credit facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the Credit Agreement. A portion of the Revolving Credit

Facility may also be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

As of December 31, 2013 and 2012, we had $41.2 million and $79.3 million outstanding on our Revolving Credit Facility, respectively. As of December 31, 2013 and 2012, we had $9.8 and $7.6 million in letters of credit outstanding, respectively. We had $149.0 million and $113.1 million available under the Revolving Credit Facility at December 31, 2013 and 2012, respectively.

The Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Company and certain Subsidiaries to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The Credit Agreement also contains customary events of default.

Former Credit Agreement

In November 2012, the Company entered into a Credit Agreement (the “Former Credit Agreement”) with certain financial institutions (collectively, the “Lenders”), to be guaranteed by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”). Pursuant to the Former Credit Agreement, the Lenders made available to the Company an initial term loan facility of $100,000,000 and an initial “Revolving Credit Facility” of $200,000,000.

Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The Credit Agreement provides for a possible expansion of the facilities by an aggregate additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Former Credit Agreement were to be available for general corporate purposes and to repay indebtedness. Under the Former Credit Agreement, the stated maturity of both of these credit facilities was November 20, 2017. A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

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

The Former Credit Agreement contained various affirmative and negative covenants and restrictions, which are largely identical to those of the Credit Agreement. The Company was in compliance in all material respects with all material covenants of the Credit Agreement at December 31, 2012.

Pledge and Security Agreement; Trademark Security Agreement; Patent Security Agreement.

Pursuant to an Omnibus Reaffirmation and Ratification of Collateral Documents entered into on December 6, 2013 in connection with the Credit Agreement by and among the Company, the Loan Parties and the Administrative Agent (the “Ratification Agreement”), the Loan Parties (exclusive of the foreign subsidiary Borrower) have reaffirmed their obligations to the Lenders under the Pledge and Security Agreement The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family credit ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

Pursuant to the Ratification Agreement, the Loan Parties (other than the foregoing subsidiary Borrower) have also reaffirmed their obligations under each of the Patent Security Agreement and a Trademark Security Agreement.

Pursuant to the Former Credit Agreement, on November 20, 2012, the Loan Parties and the Administrative Agent entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties and covenants of the parties. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.

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

The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at December 31, 2013 is $27.09 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31, 2013:

December 31, 2013
Principal amount of debt	$85,000
Unamortized discount	16,163

Carrying value of debt	$68,837

Interest expense associated with the Convertible Notes consisted of the following for the year ended December 31, 2013:

December 31, 2012
Contractual coupon rate of interest	$2,338
Accretion of Convertible Notes discount and amortization of deferred financing costs	3,494

Interest expense for the Convertible Notes	$5,832

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at December 31, 2013 and the cash coupon interest rate is 2.75%.

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

During 2012, the Company retired the remaining principal balance of the 8 1/8% Senior Secured Notes, of $198.0 million. In connection with the redemption, the Company incurred $11.4 million of pre-payment premiums and wrote-off the entire remaining balance of $4.4 million of deferred financing fees and original issue discount, which is recorded as interest expense in the Consolidated Statement of Comprehensive Income for 2012. The proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility, along with cash on hand, were used by the Company to contribute all funds necessary to redeem all of the Company’s Senior Secured Notes.

Equipment and Working Capital Notes

The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The Company is allowed to borrow up to 90% of the amount of certain outstanding letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of December 31, 2013, the total available to borrow was 38.5 million RMB ($6.3 million). The note is due in installments from 2014 through 2016, with interest varying between 5.04% and 6.69%. The Company has a 25.4 million RMB ($4.1 million) line of credit outstanding at December 31, 2013. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at December 31, 2013.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 5.75% and is payable in monthly installments over the next three years. As of December 31, 2013 and 2012, the mortgage had a remaining principal balance of €0.5 million or $0.7 million, and €0.7 million or $1.0 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million and $0.1 million at December 31, 2013 and 2012, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2013, 2012, or 2011 under any of the overdraft agreements.

10.    Stockholders’ Equity

Common Stock (amounts not in thousands)

As of December 31, 2013, there were 90,000,000 shares of common stock authorized and 26,819,795 outstanding.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2013 or 2012.

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

The Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2013, 2012 and 2011 was $3.2 million ($2.9 million, net of tax), $2.7 million ($1.8 million, net of tax), and $2.5 million ($1.7 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

Amounts not in thousands	Shares	Weighted- Average Grant Date Fair Value
Restricted shares unvested January 1, 2013	162,586	$18.67
Shares granted	128,365	$24.58
Shares for which restrictions lapsed	(141,316)	$21.55

Restricted shares unvested December 31, 2013	149,635	$23.02

Total remaining unrecognized compensation cost is approximately $3.0 million as of December 31, 2013, and will be recognized over a weighted average remaining period of two years. Based on the stock price at December 31, 2013, of $34.22 per share, the intrinsic value of these awards as of December 31, 2013, was $5.1 million. The fair market value of the shares in which the restrictions have lapsed was $2.4 million, $3.2 million, and $3.3 million, during 2013, 2012, and 2011, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Dividends

The Company declared quarterly dividends of $0.38 per share of common stock for the year ended December 31, 2013. On October 29, 2013, the Company declared a cash dividend of $0.10 per share for the quarter ended December 31, 2013, payable on January 3, 2014 to shareholders of record as of December 18, 2013. The dividend of $2.7 million, paid on January 3, 2014, was accrued for in the balance sheet at December 31, 2013.

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

11.    Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2013, 2012 and 2011.

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

	Net Sales			Property, Plant and Equipment
	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013	December 31, 2012
North America	$454,115	$469,554	$442,931	$87,573	$88,051
Europe	216,636	216,485	191,768	54,533	35,319
Asia and the rest of the world	51,467	45,951	40,113	15,429	14,724

Total	$722,218	$731,990	$674,812	$157,535	$138,094

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2013 and 2012 were $138.7 million and $117.0 million, respectively.

Approximately 23% of the Company’s labor force (10% and 57% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire July 2014, October 2014, June 2014, and October 2016, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

12.    Restructuring, Asset Impairment, and Transition Expenses

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions included in the 2012 Altra Plan include reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company recorded $1.1 million and $3.2 million in restructuring charges associated with the 2012 Altra Plan in 2013 and 2012. The costs were primarily severance charges due in connection with the reduction of the workforce at our European locations.

The Company’s total restructuring expense, by major component for the years ended December 31, 2013 and 2012, were as follows:

There was no restructuring expense for the year ended December 31, 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	2012 Altra Plan	2012 Altra Plan
Expenses
Moving and relocation	$(21)	$55
Severance	1,103	2,934
Other	29	207

Total cash expenses	1,111	3,196
Loss on disposal of fixed assets	—	—

Total restructuring expenses	$1,111	$3,196

The following is a reconciliation of the accrued restructuring costs between January 1, 2012 and December 31, 2013

All Plans
Balance at January 1, 2012	$90
Restructuring expense incurred	3,196
Cash payments	(471)
Non-cash loss on impairment of fixed assets	—

Balance at December 31, 2012	$2,815

Restructuring expense incurred	1,111
Cash payments	(3,497)
Non-cash loss on impairment of fixed assets	—

Balance at December 31, 2013	$429

The total restructuring reserve as of December 31, 2013 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company does not expect to incur any more restructuring expenses in 2014 under the 2012 Altra Plan.

13.    Derivative Financial Instruments

Interest Rate Swap

In April 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings, currently $92.5 million, under the Credit Agreement, at 0.626% exclusive of the margin under the Former Credit Agreement. The interest rate swap agreement and its terms are also applicable to the variable interest rate borrowings under the current Credit Agreement.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the year ended December 31, 2013, nor was any amount excluded from ineffectiveness testing for these periods.

The fair value of the swap recognized in other non-current assets and in other comprehensive income (loss) is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2013	December 31, 2012
April, 30, 2013	$92,500	0.626%	November 30, 2016	$213	$—

14.    Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases
2014	$7,618	$147
2015	6,225	28
2016	4,847	8
2017	2,594	6
2018	1,892	—
Thereafter	6,970	—

Total lease obligations	$30,146	$189
Less amounts representing interest		(8)

Present value of minimum capital lease obligations		$181

Net rent expense under operating leases for the years ended December 31, 2013, 2012, and 2011 was approximately $8.8 million, $7.8 million, $6.9 million, respectively.

The Company also has minimum purchase contracts for inventory of €3.6 million ($4.9 million) for years 2014 and 2015.

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

Other Matters

The state of New York Workers’ Compensation Board (the “Compensation Board”) has demanded payment from one of the Company’s business units of certain amounts the Board alleges are owed in connection with that business unit’s past participation in a workers’ compensation insurance trust. The Company has executed Settlement Agreements with the Compensation Board to resolve the matter pursuant to which the Company has agreed to pay an aggregate amount of $0.09 in exchange for full and final releases from the Compensation Board. The Company expects to receive, but has not yet received, the final releases from the Compensation Board to formally conclude the matter. If for some reason the settlement is not completed as expected the amount claimed would currently be immaterial and would be subject to further adjustment and proceedings. As a result, absent the settlement, the total amount of potential liability could not have been reasonably estimated as of December 31, 2013.

15.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2013

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$180,530	$175,443	$181,095	$185,150
Gross Profit	51,805	53,658	54,419	55,499
Net income attributable to Altra Industrial Motion Corp.	7,205	10,501	10,689	11,880
Earnings per share — Basic attributable to Altra Industrial Motion Corp.
Net income	$0.27	$0.39	$0.40	$0.44
Earnings per share — Diluted attributable to Altra Industrial Motion Corp.

Net income	$0.27	$0.39	$0.40	$0.44

Year ended December 31, 2012

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$177,174	$174,488	$187,943	$192,385
Gross Profit	53,862	52,011	56,002	56,673
Net income attributable to Altra	(5,379)	8,547	10,609	10,516
Industrial Motion Corp.
Earnings per share — Basic
Net income attributable to Altra Industrial Motion Corp.	$(0.20)	$0.32	$0.40	$0.40
Earnings per share — Diluted

Net income attributable to Altra Industrial Motion Corp.	$(0.20)	$0.32	$0.40	$0.39

16.    Subsequent Events

In February 2014, the Company’s Board of Directors approved the grant of 92,470 shares of restricted common stock or in certain cases restricted stock units, under the Company’s 2004 Equity Incentive Plan, as amended.

The Company has declared a dividend of $0.10 per share for the quarter ended March 31, 2014, payable on April 3, 2014 to shareholders of record as of March 18, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2013, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

2.    Internal Control Over Financial Reporting

Note Regarding Acquisition

In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of December 31, 2013, management has excluded the operations of various legal entities which make up the Svendborg Acquisition (consolidated by the Company as of December 31, 2013). The Company is currently assessing the control environment of this acquired business.

The Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2013 forward. The acquired businesses’ total revenue were less than .5% of the Company’s total revenue and 17% of the Company’s total assets at December 31, 2013.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Altra Industrial Motion Corp.

Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Industrial Motion Corp., formerly Altra Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Svendborg A/S, which was acquired on December 17, 2013 and whose financial statements constitute 17% of total assets, and less than .5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Svendborg A/S. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2014

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2014 Proxy Statement to be filed no later than 120 days after December 31, 2013.

Item 11. Executive	Compensation

The information required by this item is incorporated by reference to our definitive 2014 Proxy Statement to be filed no later than 120 days after December 31, 2013.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2014 Proxy Statement to be filed no later than 120 days after December 31, 2013.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2014 Proxy Statement to be filed no later than 120 days after December 31, 2013.

Item 14. Principal	Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2014 Proxy Statement to be filed no later than 120 days after December 31, 2013.

PART IV

Item 15. Exhibits,	Financial Statement Schedules.

(a)  List of documents filed as part of this report:

(1)  Financial Statements.

i.  Consolidated Balance Sheets as of December 31, 2013 and 2012

ii.  Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2013, 2012 and 2011

iii.  Consolidated Statements of Stockholders’ Equity as of December 31, 2013, 2012 and 2011

iv.  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2013, 2012 and 2011

v.  Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2013 and 2012

(2)  Financial Statement Schedule

ii.  Schedule II — Valuation and Qualifying Accounts

3)    Exhibits List

Number	Description
2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein
2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corp. and TB Wood’s Corp.
2.6(10)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries)**
2.7	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S. *
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3.2(7)	Second Amended and Restated Bylaws of Altra Holdings, Inc.
3.3(13)	Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change.
4.1(4)	Form of Common Stock Certificate
4.2(9)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.1(6)	Amended and Restated Employment Agreement, dated as of September 25, 2008, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Michael L. Hurt †
10.2(14)	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 20, 2013, among Altra Industrial Motion Corp., Altra Power Transmission, Inc. and Michael L. Hurt †
10.3(8)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson †
10.4(11)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†
10.5(7)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers †
10.6(7)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers †
10.7(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.8(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.9(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.10(15)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan †
10.11(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement †
10.12(4)	Form of Amendment to Restricted Stock Agreements with Michael Hurt †
10.13(9)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC

Number	Description
10.14	Amended and Restated Credit Agreement, dated as of December 6, 2013, among Altra Industrial Motion Corp. and certain of its subsidiaries, as Borrowers, the lenders listed therein, the joint lead arrangers and joint bookrunners, as listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent*
10.15	Ratification Agreement, dated as of December 6, 2013, by and among Altra Industrial Motion Corp., and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent*
10.16(12)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #
10.17(12)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of , JPMorgan Chase Bank, N.A. #
10.18(12)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of , JPMorgan Chase Bank, N.A.
21.1	Subsidiaries of Altra Industrial Motion Corp.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Comprehensive Income, (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.

(7)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.

(12)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

(13)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.

(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.

(15)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**	Schedules and exhibits to the these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 14(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2011	$1,111	$696	$(715)	$1,092
For the year ended December 31, 2012	$1,092	$1,675	$(207)	$2,560
For the year ended December 31, 2013	$2,560	$733	$(1,048)	$2,245

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 26, 2014	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2014	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: President and Chief Executive Officer, Director

February 26, 2014	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial Officer

February 26, 2014	By:	/s/ Todd B. Patriacca
Name: Todd B. Patriacca
Title: Chief Accounting Officer

February 26, 2014	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Executive Chairman and Director

February 26, 2014	By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

February 26, 2014	By:	/s/ Lyle G. Ganske
Name: Lyle G. Ganske
Title: Director

February 26, 2014	By:	/s/ Michael S. Lipscomb
Name: Michael S. Lipscomb
Title: Director

February 26, 2014	By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

February 26, 2014	By:	/s/ James H. Woodward, Jr.
Name: James H. Woodward, Jr.
Title: Director

Exhibit Index

Number	Description
2.7	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S.**
10.14	Amended and Restated Credit Agreement, dated as of December 6, 2013, among Altra Industrial Motion Corp. and certain of its subsidiaries, as Borrowers, the lenders listed therein, the joint lead arrangers and joint bookrunners, as listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.15	Ratification Agreement, dated as of December 6, 2013, by and among Altra Industrial Motion Corp., and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent
21.1	Subsidiaries of Altra Industrial Motion Corp.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Comprehensive Income, (ii) the Audited Consolidated Balance Sheet, (iii) the Audited Consolidated Statement of Cash Flows, and (iv) Notes to Audited Consolidated Financial Statements.

**	Schedules and exhibits to the these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Note:	Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.