Form 10-Q
period 2014-03-31
Altra Industrial Motion Corp.
filed 2014-04-29
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 2, 2014, 27,067,409 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,849	$63,604
Trade receivables, less allowance for doubtful accounts of $2,479 and $2,245 at March 31, 2014 and December 31, 2013, respectively	120,673	109,084
Inventories	139,727	143,665
Deferred income taxes	9,736	9,754
Income tax receivable	1,823	5,032
Prepaid expenses and other current assets	17,108	18,066

Total current assets	350,916	349,205
Property, plant and equipment, net	156,134	157,535
Intangible assets, net	116,648	118,768
Goodwill	105,217	104,339
Deferred income taxes	926	934
Other non-current assets, net	4,651	4,895

Total assets	$734,492	$735,676

LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,452	$51,180
Accrued payroll	22,446	23,983
Accruals and other current liabilities	36,180	34,979
Deferred income taxes	45	44
Income tax payable	13,187	12,963
Current portion of long-term debt	17,784	16,924

Total current liabilities	142,094	140,073

Long-term debt - less current portion and net of unaccreted discount	249,147	261,348
Deferred income taxes	53,868	53,813
Pension liabilities	7,890	8,025
Long-term taxes payable	755	1,038
Other long-term liabilities	1,026	1,055
Redeemable non-controlling interest	1,028	991
Commitment and Contingencies (See Note 17)
Stockholders’ equity:

Common stock ($0.001 par value, 90,000,000 shares authorized, 26,836,964 and 26,819,795 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	27	27
Additional paid-in capital	155,213	154,471
Retained earnings	141,889	133,231
Accumulated other comprehensive loss	(18,445)	(18,396)

Total stockholders’ equity	278,684	269,333
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$734,492	$735,676

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended
	March 31, 2014	March 30, 2013
	(Unaudited)	(Unaudited)

Net sales	$210,138	$185,150

Cost of sales	148,342	129,651

Gross profit	61,796	55,499

Operating expenses:
Selling, general and administrative expenses	38,262	32,442
Research and development expenses	3,889	2,934
Restructuring costs	—	320

	42,151	35,696

Income from operations	19,645	19,803

Other non-operating income and expense:
Interest expense, net	3,019	2,605
Other non-operating expense (income), net	534	(47)

	3,553	2,558

Income before income taxes	16,092	17,245
Provision for income taxes	4,729	5,386

Net income	11,363	11,859

Net loss attributable to non-controlling interest	2	21

Net income attributable to Altra Industrial Motion Corp.	$11,365	$11,880

Weighted average shares, basic	26,733	26,733

Weighted average shares, diluted	27,444	26,767

Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.43	$0.44
Diluted net income attributable to Altra Industrial Motion Corp.	$0.41	$0.44

Cash dividend declared	$0.10	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statement of Comprehensive Income

Amounts in thousands

	Quarter Ended
	March 31, 2014	March 30, 2013
	(Unaudited)	(Unaudited)

Net Income	$11,363	$11,859
Other Comprehensive income (loss):
Foreign currency translation adjustment	(54)	(6,883)
Change in fair value of interest rate swap, net of tax	5	—

Other comprehensive loss	(49)	(6,883)
Comprehensive income	11,314	4,976
Comprehensive income attributable to noncontrolling interest	37	21

Comprehensive income attributable to Altra Industrial Motion Corp.	$11,351	$4,997

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Quarter Ended
	March 31, 2014	March 30 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net income	$11,363	$11,859
Adjustments to reconcile net income to net cashflows:
Depreciation	5,845	5,220
Amortization of intangible assets	2,219	1,613
Amortization of deferred financing costs	232	189
Loss on foreign currency, net	305	110
Amortization of inventory fair value adjustment	2,151	—
Accretion of debt discount, net	823	760
Loss on disposal / impairment of fixed assets	212	—
Stock-based compensation	874	849
Changes in assets and liabilities:
Trade receivables	(11,957)	(15,063)
Inventories	1,439	(663)
Accounts payable and accrued liabilities	4,944	6,154
Other current assets and liabilities	829	(833)
Other operating assets and liabilities	(206)	(900)

Net cash from operating activities	19,073	9,295

Cash flows from investing activities
Purchase of property, plant and equipment	(5,617)	(4,499)

Net cash from investing activities	(5,617)	(4,499)

Cash flows from financing activities

Payments on term loan facility	(6,261)	(1,875)
Payments on revolving credit facility	(6,165)	(19,304)
Dividend payment	(2,696)	—
Proceeds from equipment loan	582	1,170
Shares surrendered for tax withholding	(132)	—
Payments on mortgages and other	(199)	(278)
Payments on capital leases	—	(9)

Net cash from financing activities	(14,871)	(20,296)

Effect of exchange rate changes on cash and cash equivalents	(340)	(3,483)
Net change in cash and cash equivalents	(1,755)	(18,983)
Cash and cash equivalents at beginning of year	63,604	85,154

Cash and cash equivalents at end of period	$61,849	$66,171

Cash paid during the period for:
Interest	$2,715	$2,583
Income taxes	$1,571	$1,899

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statement of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239

Stock-based compensation and vesting of restricted stock	—	18	849	—	—	849	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	11,880	—	11,880	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(21)
Dividends declared	—	—	—	(2,152)	—	(2,152)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(6,883)	(6,883)	—

Balance at March 30, 2013	$27	26,742	$153,037	$112,928	$(30,286)	$235,706	$1,218

Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991

Stock-based compensation and vesting of restricted stock	—	247	742	—	—	742	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	11,365	—	11,365	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(2)
Dividends declared	—	—	—	(2,707)	—	(2,707)	—
Change in fair value of interest rate swap	—	—	—	—	5	5	—
Cumulative foreign currency translation adjustment	—	—	—	—	(54)	(54)	39

Balance at March 31, 2014	$27	27,067	$155,213	$141,889	$(18,445)	$278,684	$1,028

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

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

2. Basis of Presentation

The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear. On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”). On July 11, 2012, the Company acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. (“Lamiflex”). On December 17, 2013, the Company completed the acquisition of Svendborg Brakes A/S, now known as Svendborg Brakes ApS, and S.B. Patent Holding ApS (together “Svendborg”). The Company acquired all the issued and outstanding shares of Svendborg from Friction Holding A/S.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013, results of operations for the quarters ended March 31, 2014 and March 30, 2013, and cash flows for the quarters ended March 31, 2014 and March 30, 2013.

The Company modified its quarterly reporting calendar effective at the beginning of fiscal year 2014 to report on a calendar month-end basis with all quarters ending on the last day of the final month of each quarter. Historically, the Company’s reporting calendar for all quarters presented has consisted of thirteen weeks of operations per quarter. The Company’s fiscal year end will remain December 31. The effects of the change in the reporting periods did not have a significant impact on the consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the Company’s Credit Agreement including a Term Loan Facility and a Revolving Credit Facility approximate the fair values due to the variable rate nature at current market rates.

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at each of March 31, 2014 and March 30, 2013. The estimated fair value of the Convertible Notes at March 31, 2014 and December 31, 2013 was $120.9 million and $116.5 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

Included in cash and cash equivalents as of March 31, 2014 and December 31, 2013 are money market fund investments of $12.9 million and $16.6 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) at each of March 31, 2014 and December 31, 2013 was $0.2 million, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) by Component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income (Loss)	—	—	(6,883)	(6,883)

Accumulated Other Comprehensive Income (Loss) by Component, March 30, 2013	$—	$(4,607)	$(25,679)	$(30,286)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	5	—	(54)	(49)

Accumulated Other Comprehensive Income (Loss) by Component, March 31, 2014	$140	$(3,133)	$(15,452)	$(18,445)

5. Net Income per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all potentially dilutive common stock equivalents outstanding. Common stock equivalents are included in the per share calculations when the effect of their inclusion is dilutive.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2014	March 30, 2013

Net income attributable to Altra Industrial Motion Corp.	$11,365	$11,880

Shares used in net income per common share - basic	26,733	26,733
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	660	—
Incremental shares of unvested restricted common stock	51	34

Shares used in net income per common share - diluted	27,444	26,767

Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.43	$0.44
Diluted net income attributable to Altra Industrial Motion Corp.	$0.41	$0.44

During the quarter ended March 31, 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes of $27.02 resulting in an additional 660,000 shares being included in the shares used in net income per common share in the diluted earnings per share calculation above (See Note 12).

6. Acquisitions

In December 2013, the Company consummated an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of Svendborg Brakes A/S, now known as Svendborg Brakes ApS, and S.B. Patent Holding ApS (together “Svendborg”) for cash consideration of €80.1 million ($110.2 million), less the cash remaining on the balance sheet at close of €5.4 million ($7.5 million). This transaction is referred to as the Svendborg Acquisition. Through the Svendborg Acquisition, the Company acquired the leading global manufacturer of premium quality caliper brakes. With the Svendborg Acquisition, in addition to a presence in Denmark, the Company acquired Denmark’s well-established sales network in 7 additional countries in Western Europe, China, South America, Australia and the United States as well as a manufacturing facility in China.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The closing date of the Svendborg Acquisition was December 17, 2013, and as a result, the Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2013 forward.

As of March 31, 2014, the allocation of the purchase price for the Svendborg Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Purchase price, excluding acquisition costs of approximately $2.5 million	$102,096	$—	$102,096
Cash and cash equivalents	7,483	—	7,483
Trade receivables	21,575	(329)	21,246
Inventories	25,452	(224)	25,228
Prepaid and other	5,511	(76)	5,435
Property, plant and equipment	12,216	—	12,216
Other assets	1,133	—	1,133
Intangible assets	48,893	—	48,893

Total assets acquired	$122,263	$(629)	$121,634
Accounts payable	4,833	—	4,833
Accrued expenses and other current liabilities	9,620	168	9,788
Taxes payable	10,254	—	10,254
Deferred tax liability	11,483	—	11,483

Total liabilities assumed	$36,190	$168	$36,358
Net assets acquired	86,073	(797)	85,276

Excess of purchase price over fair value of net assets acquired	$16,023	$797	$16,820

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is not deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Svendborg.

The Company updated the acquisition accounting for the measurement period adjustments noted in the table above during the quarter ended March 31, 2014.

Customer relationships, subject to amortization	$40,050
Trade names and trademarks, not subject to amortization	8,500
Patents	343

Total intangible assets	$48,893

Customer relationships are subject to amortization which will be amortized on a straight-line basis over their estimated useful lives of 17 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter to date period ended March 30, 2013, as if the Company had acquired Svendborg at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Svendborg, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Svendborg Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro Forma (unaudited)
Quarter Ended
March 30, 2013
Total revenues	$205,119
Net income attributable to Altra Industrial Motion Corp.	$12,812
Basic earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.48
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.48

7. Inventories

Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2 0 14	December 31, 2013
Raw materials	$52,703	$56,824
Work in process	18,953	18,432
Finished goods	68,071	68,409

	$139,727	$143,665

Approximately 7.3% and 7.5% of total inventories were valued using the LIFO method as of March 31, 2014 and December 31, 2013, respectively. There was no provision recorded as a component of cost of sales to value the inventory on a LIFO basis for the quarter to date periods ended March 31, 2014 or March 30, 2013.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets

Changes to goodwill from January 1, through March 31, 2014 were as follows:

2014
Gross goodwill balance as of January 1	$136,149
Impact of changes in foreign currency	81
Measurement period adjustments related to acquisition of Svendborg (See Note 6)	797
Gross goodwill balance as of March 31	137,027

Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—

Accumulated impairment as of March 31	(31,810)

Net goodwill balance March 31	$105,217

Other intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$42,985	$—	$42,985	$—

Intangible assets subject to amortization:

Customer relationships	118,914	44,821	118,914	42,645
Product technology and patents	6,062	5,762	6,062	5,719
Impact of changes in foreign currency	(730)	—	(829)	—

Total intangible assets	$167,231	$50,583	$167,132	$48,364

The Company recorded $2.2 million and $1.6 million of amortization expense in the quarters ended March 31, 2014 and March 30, 2013, respectively.

The estimated amortization expense for intangible assets is approximately $6.6 million for the remainder of 2014, $8.8 million in each of the next four years and then $31.9 million thereafter.

9. Warranty Costs

The contractual warranty period generally ranges from three months to two years with certain warranties extending for longer periods based on the product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2014 and March 30, 2013 are as follows:

	March 31, 2014	March 30, 2013

Balance at beginning of period	$8,739	$5,625
Accrued current period warranty expense	201	519
Payments	(580)	(416)

Balance at end of period	$8,360	$5,728

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

10. Income Taxes

The estimated effective income tax rates recorded for the quarters ended March 31, 2014 and March 30, 2013, were based upon management’s best estimate of the effective tax rate for the entire year.

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

Additionally, the Company has indemnification agreements with the sellers of the Svendborg, Bauer and Lamiflex entities that provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. At March 31, 2014 and December 31, 2013, the Company had $0.2 million and $0.4 million of accrued interest and penalties, respectively.

11. Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of March 31, 2014 and March 30, 2013:

	Quarter Ended
	Pension Benefits
	March 31,	March 30,
	2014	2013
Service cost	$38	$38
Interest cost	273	246
Expected return on plan assets	(269)	(267)
Amortization of net gain	27	42

Net periodic benefit cost (income)	$69	$59

The Company made $0.2 million in contributions during the quarter ended March 31, 2014.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

12. Debt

Outstanding debt obligations at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Debt:
Revolving Credit Facility	$35,000	$41,198
Convertible Notes	85,000	85,000
Term Loan Facility	156,864	163,245
Equipment Loan	4,737	4,155
Mortgages	515	659
Capital leases	155	178
Other	—	—

Total debt	282,271	294,435
Less: debt discount, net of accretion	(15,340)	(16,163)

Total debt, net of unaccreted discount	$266,931	$278,272

Less current portion of long-term debt	17,784	16,924

Total long-term debt, net of unaccreted discount	$249,147	$261,348

Credit Agreement

In December 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s former credit agreement, dated November 20, 2012 (the “Former Credit Agreement”). Pursuant to the Former Credit Agreement, the former lenders made available to the Company an initial term loan facility of $100,000,000 and an initial revolving credit facility of $200,000,000.

Pursuant to the Credit Agreement, the lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Industrial Motion Netherlands B.V. The Credit Agreement kept in effect the balance (approximately $94,375,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the revolving credit facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reamortized in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan was November 20, 2017.

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

As of March 31, 2014 and December 31, 2013, we had $35.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of March 31, 2014 and December 31, 2013, we had $10.2 and $9.8 million in letters of credit outstanding, respectively. We had $154.8 million and $149.0 million available under the Revolving Credit Facility at March 31, 2014 and December 31, 2013, respectively.

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

ALTRA INDUSTRIAL MOTION CORP.

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

The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at March 31, 2014 is $27.02 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. These circumstances have not been met as of the quarter ended March 31, 2014.

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

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of March 31, 2014:

Principal amount of debt	$85,000
Unamortized discount	15,340

Carrying value of debt	$69,660

Interest expense associated with the Convertible Notes consisted of the following for the quarter ended March 31, 2014:

Contractual coupon rate of interest	$584

Accretion of Convertible Notes discount and amortization of deferred financing costs	911

Interest expense for the convertible notes	$1,495

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at March 31, 2014 and the cash coupon interest rate is 2.75%.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Equipment and Working Capital Notes

The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The Company is allowed to borrow up to 90% of the amount of certain outstanding letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of March 31, 2014, the total available to borrow was 38.8 million RMB ($6.3 million). The note is due in installments from 2014 through 2016, with interest varying between 5.04% and 6.69%. The Company has a 29.2 million RMB ($4.7 million) line of credit outstanding at March 31, 2014. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at March 31, 2014.

Mortgage

The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% and is payable in monthly installments over the next three years. As of March 31, 2014 and December 31, 2013, the mortgage had a remaining principal balance of €0.4 million or $0.5 million, and €0.5 million or $0.7 million, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million at March 31, 2014 and December 31, 2013. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2014 or December 31, 2013 under any of the overdraft agreements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

13. Stockholders’ Equity

The Company declared dividends of $0.10 per share of common stock for the quarter ended March 31, 2014. The Company declared a cash dividend of $0.08 per share for the quarter ended March 30, 2013. The dividend of $2.7 million was paid on April 3, 2014 to shareholders of record as of the close of business on March 18, 2014 and was accrued for in the balance sheet at March 31, 2014.

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

Compensation expense recorded (in selling, general and administrative expense) quarters ended March 31, 2014 and March 30, 2013, was $0.9 million and $0.8 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the quarter ended March 31, 2014:

		Weighted-average
	Shares	grant date fair value

Shares unvested January 1, 2014	149,635	$23.02
Shares granted	112,225	33.65
Shares for which restrictions lapsed	(19,555)	34.07

Shares unvested March 31, 2014	242,305	$26.92

Total remaining unrecognized compensation cost was $5.9 million as of March 31, 2014, which will be recognized over a weighted average remaining period of three years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended March 31, 2014 was $0.7 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

14. Derivative Financial Instruments

Interest Rate Swap

In April 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings, currently $90.0 million, under the Credit Agreement, at 0.626% exclusive of the margin under the Former Credit Agreement. The interest rate swap agreement and its terms are also applicable to the variable interest rate borrowings under the current Credit Agreement.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended March 31, 2014, nor was any amount excluded from ineffectiveness testing for the period.

The fair value of the swap recognized in other long-term assets and in other comprehensive income (loss) is as follows:

				Fair Value
	Notional			March 31,	December 31,
Effective Date	Amount	Fixed Rate	Maturity	2014	2013

April 30, 2013	$90,000	0.626%	November 30, 2016	$218	$213

15. Concentrations of Credit, Segment Data and Workforce

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended March 31, 2014 and March 30, 2013.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with financial institutions. The Company’s counterparty is a well-established financial institution.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Company has three operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The three operating segments are expected to have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function with the exception of the newly acquired Svendborg business for which the Company is in the process of integrating sales and marketing activities. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each operating segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our operating segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.

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

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31,	March 30,
	2014	2013
North America (primarily U.S.)	$125,788	$120,548
Europe	67,836	54,205
Asia and other	16,514	10,397

Total	$210,138	$185,150

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

The net assets of the Company’s foreign subsidiaries at March 31, 2014 and December 31, 2013 were $141.8 million and $138.7 million, respectively.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

16. Restructuring

In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions taken pursuant to the 2012 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company did not record any restructuring charges associated with the 2012 Altra Plan in the quarter ended March 31, 2014.

The Company’s total restructuring expense, by major component for the quarters ended March 31, 2014 and March 30, 2013 was as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 30,
	2014	2013
	2012	2012
	Altra Plan	Altra Plan
Severance	$—	$283
Other	—	37

Total cash expenses	$—	$320

The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2014	$429
Restructuring expense incurred	—
Cash payments	(53)

Balance at March 31, 2014	$376

The total restructuring reserve as of March 31, 2014 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet.

17. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of March 31, 2014 or December 31, 2013. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

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

On April 24, 2014, the Company declared a dividend of $0.12 per share for the quarter ended June 30, 2014, payable on July 2, 2014 to shareholders of record as of June 18, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;

•	the cyclical nature of the markets in which we operate;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	the risks associated with international operations, including currency risks;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the Company’s risk of loss not covered by insurance;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	the risks association with certain minimum purchase agreements we have with suppliers;

•	fluctuations in the costs of raw materials used in our products;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	work stoppages and other labor issues;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the Company’s ability to attract and retain key executives and other personnel;

•	changes in the Company’s pension and retirement liabilities;

•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Svendborg;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our new ERP system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Lamiflex Acquisition and the Svendborg Acquisition;

•	the risks associated with the Company’s investment in a new manufacturing facility in China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the audited financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context requires otherwise, the terms “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

General

Altra Industrial Motion Corp. (“Altra” or the “Company”) (formerly Altra Holdings, Inc.) is the parent company of Altra Power Transmission, Inc. (“APT”) (formerly Altra Industrial Motion, Inc.) and owns 100% of APT’s outstanding capital stock. APT, directly or indirectly, owns 100% of the capital stock of 67 of its subsidiaries and 85% of the capital stock of one of its subsidiaries located in Brazil. The following chart illustrates a summary of our corporate structure:

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

On November 22, 2013, we changed our legal corporate name from Altra Holdings, Inc. to Altra Industrial Motion Corp.

On December 17, 2013, we completed the acquisition of Svendborg Brakes A/S, now known as Svendborg Brakes ApS, and S.B. Patent Holding ApS (together “Svendborg”). We acquired all the issued and outstanding shares of Svendborg from Friction Holding A/S. Svendborg is the leading global manufacturer of premium quality caliper brakes.

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

We have noted improvement in the activity levels of many of our end markets. We believe we are well positioned to capitalize on this improving environment. We also continue to make steady progress on profit improvement initiatives, which should continue to contribute positively to our performance going forward. In addition, we expect Svendborg to make a greater contribution to the bottom line as we proceed through the remainder of 2014.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2014.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	March 31,	March 30,
	2014	2013
Net sales	$210,138	$185,150
Cost of sales	148,342	129,651

Gross profit	61,796	55,499
Gross profit percentage	29.4%	30.0%
Selling, general and administrative expenses	38,262	32,442
Research and development expenses	3,889	2,934
Restructuring costs	—	320

Income from operations	19,645	19,803
Interest expense, net	3,019	2,605
Other non-operating expense (income), net	534	(47)

Income before income taxes	16,092	17,245
Provision for income taxes	4,729	5,386

Net income	11,363	11,859
Net loss attributable to non-controlling interest	2	21

Net income attributable to Altra Industrial Motion Corp.	$11,365	$11,880

Quarter Ended March 31, 2014 compared with Quarter Ended March 30, 2013

Amounts in thousands, except percentage data	Quarter-Ended
	March 31,	March 30,
	2014	2013	Change	%
Net sales	$210,138	$185,150	$24,988	13.5%

The increase in sales during the quarter ended March 31, 2014 was due to the acquisition of Svendborg, positive foreign exchange rates, profit improvement initiatives and slightly higher sales levels than in the quarter ended March 30, 2013. Of the increase in sales, approximately $20.0 million relates to the inclusion of additional sales related to the acquisition of Svendborg for the quarter, $1.3 million is related to the impact of foreign exchange rate increases attributed to the increase in the Euro and British Pound rates compared to 2013, and the impact of profit improvement initiatives of $1.2 million. We expect our order rates to remain stable throughout the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Gross Profit	$61,796	$55,499	$6,297	11.3%
Gross Profit as a percent of sales	29.4%	30.0%

Gross profit as a percentage of sales decreased due to the impact of acquired inventory related to the Svendborg acquisition which was recorded at fair value rather than cost. Without this charge of $2.2 million, gross profit as a percentage of sales would be 30.4% for the quarter ended March 31, 2014.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Selling, general and administrative expense (“SG&A”)	$38,262	$32,442	$5,820	17.9%
SG&A as a percent of sales	18.2%	17.5%

The entire increase in SG&A is due to the inclusion of SG&A related to the acquisition of Svendborg.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Research and development expenses (“R&D”)	$3,889	$2,934	$955	32.5%

Of the increase in R&D, approximately $0.4 million relates to the inclusion of R&D related to the acquisition of Svendborg for the quarter.

R&D expenses as a percentage of sales excluding the impact of Svendborg remained consistent with prior year at approximately 1.6%-1.7% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Restructuring	$—	$320	$(320)	—

During the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions include reducing headcount, moving and relocating equipment and limiting discretionary spending. The Company did not incur any additional expenses under the plan in the quarter ended March 31, 2014 and does not expect to incur any additional expenses associated with the 2012 Altra Plan during the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Interest Expense, net	$3,019	$2,605	$414	15.9%

Net interest expense increased during the quarter ended March 31, 2014 over the comparable 2013 period, primarily due to the borrowing of approximately additional 54.5 million Euros for the acquisition of Svendborg and the purchase of land and building in Esslingen Germany during the quarter ended December 31, 2013.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Other non-operating expense (income), net	$534	$(47)	$581	-1236.2%

Other non-operating expense (income) in each period in the chart above relates primarily to changes in foreign currency.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2014	March 30, 2013	Change	%

Provision for income taxes	$4,729	$5,386	$(657)	-12.2%
Provision for income taxes as a % of income before income taxes	29.4%	31.2%

The provision for income taxes, as a percentage of income before taxes, during the quarter ended March 31, 2014 was lower than that of the quarter ended March 30, 2013 primarily due to the impact of certain discrete items combined with the impact of favorable statutory tax rate reductions in the United Kingdom along with the favorable statutory tax rates in jurisdictions in which the newly acquired Svenborg acquisition operates in.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $154.8 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	March 31,	December 31,
	2014	20 3
Debt:
Revolving Credit Facility	$35.0	$41.2

Convertible Notes	85.0	$85.0

Term Loan Facility	156.9	$163.2

Equipment Loan	4.7	$4.2
Mortgages	0.5	$0.7
Capital leases	0.2	$0.2

Total debt	$282.3	$294.4

Credit Agreement

In December 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s former credit agreement, dated November 20, 2012 (the “Former Credit Agreement”). Pursuant to the Former Credit Agreement, the former lenders made available to the Company an initial term loan facility of $100,000,000 and an initial revolving credit facility of $200,000,000.

Pursuant to the Credit Agreement, the lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Industrial Motion Netherlands B.V. The Credit Agreement kept in effect the balance (approximately $94,375,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the revolving credit facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reamortized in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan was November 20, 2017.

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

As of March 31, 2014 and December 31, 2013, we had $35.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of March 31, 2014 and December 31, 2013, we had $10.2 and $9.8 million in letters of credit outstanding, respectively. We had $154.8 million and $149.0 million available under the Revolving Credit Facility at March 31, 2014 and December 31, 2013, respectively.

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

Hedging Activities

During the quarter period ended March 31, 2014, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap, please see Note 14.

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

We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement at March 31, 2014.

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

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the quarters ended March 31, 2014 and March 30, 2013, respectively:

	March 31, 2014	March 30, 2013	Change
Cash and cash equivalents at the beginning of the period	$63,604	$85,154	$(21,550)

Cash flows from operating activities	19,073	9,295	9,778

Cash flows from investing activities	(5,617)	(4,499)	(1,118)

Cash flows from financing activities	(14,871)	(20,296)	5,425

Effect of exchange rate changes on cash and cash equivalents	(340)	(3,483)	3,143

Cash and cash equivalents at the end of the period	$61,849	$66,171	$(4,322)

Cash Flows for 2014

The primary sources of funds provided from operating activities of approximately $19.1 million for the quarter ended March 31, 2014 resulted from cash provided from net income of $11.4 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $12.7 million. This amount was offset by a net increase in current assets and liabilities of approximately $5.0 million.

The change in cash flows from operating activities in 2014 as compared to 2013 related to the cash generated from the operations of Svendborg for the quarter ended March 31, 2014 and better working capital management. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2014 due to income from operations, a large number of non-cash charges, a decrease in working capital and profitability initiatives.

Net cash used in investing activities increased compared to the quarter ended March 30, 2013 due to more capital expenditures being required during the quarter ended March 31, 2014.

The change in net cash from financing activities in the quarter ended March 31, 2014 as compared to quarter ended March 30, 2013 related primarily due to an $8.8 million decrease in principal payments made on the company’s Term Loan Facility and Revolving Credit Facility. This was partially offset by the $2.7 million dividend payments made during the quarter ended March 31, 2014 along with a $0.6 decrease in proceeds received from equipment loans.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures for pension funding, and to pay dividends to our stockholders. We have approximately $46.5 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no significant changes in our contractual obligations subsequent to December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, except as set forth below, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the quarter ended March 31, 2014, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.

We recorded the interest rate swap at fair value, which amounted to an asset of $0.2 million at March 31, 2014. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.2 million in the fair value of the interest rate swap. See Note 14 for further information.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

In making its assessment of changes in internal control over financial reporting as of March 31, 2014, management has excluded the operations of various legal entities which make up the Svendborg Acquisition (consolidated by the Company as of December 17, 2013) as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company is currently assessing the control environment of this acquired business.

The Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2014 forward. The acquired business’ total revenues were less than 10% of the Company’s total revenue at March 31, 2014.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2013 are incorporated herein by reference.

During the reporting period, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2014.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2014 to January 31, 2014	—	$—	—	$—
February 1, 2014 to February 28, 2014	3,817	$34.53	—	$—
March 1, 2014 to March 31, 2014	—	$—	—	$—

(1)	We repurchased these shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes, and not pursuant to any repurchasing plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated By laws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

April 29, 2014	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

April 29, 2014	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

April 29, 2014	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Industrial Motion Corp. Current Report on form 8-K filed on October 27, 2008.