Form 10-Q
period 2014-06-30
Altra Industrial Motion Corp.
filed 2014-07-29
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2014, 26,737,709 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,168	$63,604
Trade receivables, less allowance for doubtful accounts of $2,761 and $2,245 at June 30, 2014 and December 31, 2013, respectively	125,412	109,084
Inventories	136,301	143,665
Deferred income taxes	9,742	9,754
Income tax receivable	2,754	5,032
Prepaid expenses and other current assets	14,192	18,066
Total current assets	357,569	349,205
Property, plant and equipment, net	155,905	157,535
Intangible assets, net	114,233	118,768
Goodwill	105,847	104,339
Deferred income taxes	925	934
Other non-current assets, net	4,220	4,895
Total assets	$738,699	$735,676
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,339	$51,180
Accrued payroll	23,958	23,983
Accruals and other current liabilities	35,962	34,979
Deferred income taxes	46	44
Income tax payable	6,900	12,963
Current portion of long-term debt	18,824	16,924
Total current liabilities	139,029	140,073
Long-term debt - less current portion and net of unaccreted discount	247,964	261,348
Deferred income taxes	53,882	53,813
Pension liabilities	7,873	8,025
Long-term taxes payable	753	1,038
Other long-term liabilities	993	1,055
Redeemable non-controlling interest	1,084	991
Commitment and Contingencies (See Note 17)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,761,559 and 26,819,795 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	27	27
Additional paid-in capital	153,262	154,471
Retained earnings	151,444	133,231
Accumulated other comprehensive loss	(17,612)	(18,396)
Total stockholders’ equity	287,121	269,333
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$738,699	$735,676
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$215,198	$181,095	$425,336	$366,245
Cost of sales	148,728	126,676	297,070	256,327
Gross profit	66,470	54,419	128,266	109,918
Operating expenses:
Selling, general and administrative expenses	40,499	32,628	78,761	65,070
Research and development expenses	4,012	3,214	7,901	6,148
Restructuring costs	—	238	—	558
	44,511	36,080	86,662	71,776
Income from operations	21,959	18,339	41,604	38,142
Other non-operating income and expense:
Interest expense, net	2,972	2,658	5,991	5,263
Other non-operating expense (income), net	225	144	759	97
	3,197	2,802	6,750	5,360
Income before income taxes	18,762	15,537	34,854	32,782
Provision for income taxes	5,944	4,861	10,673	10,247
Net income	12,818	10,676	24,181	22,535
Net (income) loss attributable to non-controlling interest	(21)	13	(19)	34
Net income attributable to Altra Industrial Motion Corp.	$12,797	$10,689	$24,162	$22,569
Weighted average shares, basic	26,816	26,733	26,823	26,737
Weighted average shares, diluted	27,546	26,751	27,647	26,820
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.48	$0.40	$0.90	$0.84
Diluted net income attributable to Altra Industrial Motion Corp.	$0.46	$0.40	$0.87	$0.84
Cash dividend declared	$0.12	$0.10	$0.22	$0.18
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statement of Comprehensive Income
Amounts in thousands

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$12,818	$10,676	$24,181	$22,535
Other Comprehensive income (loss):
Foreign currency translation adjustment	958	202	904	(6,681)
Change in fair value of interest rate swap, net of tax	(125)	537	(120)	537
Other comprehensive income (loss)	833	739	784	(6,144)
Comprehensive income	13,651	11,415	24,965	16,391
Comprehensive (income) loss attributable to noncontrolling interest	(56)	13	(93)	34
Comprehensive income attributable to Altra Industrial Motion Corp.	$13,595	$11,428	$24,872	$16,425
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Ended
	June 30, 2014	June 29, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$24,181	$22,535
Adjustments to reconcile net income to net cash flows:
Depreciation	11,481	10,667
Amortization of intangible assets	4,545	3,220
Amortization of deferred financing costs	466	423
Loss on foreign currency, net	137	155
Amortization of inventory fair value adjustment	2,151	—
Accretion of debt discount, net	1,669	1,540
Loss on disposal of fixed assets	235	—
Stock-based compensation	1,830	1,767
Changes in assets and liabilities:
Trade receivables	(17,029)	(10,396)
Inventories	5,021	2,561
Accounts payable and accrued liabilities	(655)	2,407
Other current assets and liabilities	3,910	(235)
Other operating assets and liabilities	(211)	(1,663)
Net cash from operating activities	37,731	32,981
Cash flows from investing activities
Purchase of property, plant and equipment	(10,923)	(9,975)
Net cash from investing activities	(10,923)	(9,975)
Cash flows from financing activities
Payments on term loan facility	(12,650)	(3,750)
Payments on revolving credit facility	(6,190)	(39,304)
Dividend payments	(5,403)	(2,152)
Proceeds from equipment loan	1,610	1,635
Borrowing under revolving credit facility	5,000	—
Shares surrendered for tax withholding	(132)	—
Payments on mortgages and other	(371)	(488)
Purchases of common stock under share repurchase program	(2,907)	—
Net cash from financing activities	(21,043)	(44,059)
Effect of exchange rate changes on cash and cash equivalents	(201)	(2,594)
Net change in cash and cash equivalents	5,564	(23,647)
Cash and cash equivalents at beginning of year	63,604	85,154
Cash and cash equivalents at end of period	$69,168	$61,507
Cash paid during the period for:
Interest	$3,966	$3,644
Income taxes	$14,688	$10,598
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239
Stock-based compensation and vesting of restricted stock	—	19	1,767	—	—	1,767	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	22,569	—	22,569	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(34)
Dividends declared	—	—	—	(4,863)		(4,863)	—
Change in fair value of interest rate swap	—	—	—	—	537	537
Cumulative foreign currency translation adjustment	—	—	—	—	(6,681)	(6,681)	—
Balance at June 29, 2013	$27	26,743	$153,955	$120,906	$(29,547)	$245,341	$1,205

Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	24	1,698	—	—	1,698	—
Net income loss attributable to Altra Industrial Motion Corp.	—	—	—	24,162	—	24,162	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	19
Dividends declared	—	—	—	(5,949)	—	(5,949)	—
Change in fair value of interest rate swap	—	—	—	—	(120)	(120)	—
Cumulative foreign currency translation adjustment	—	—	—	—	904	904	74
Repurchases of common stock - 81,642 shares	—	(82)	(2,907)	—	—	(2,907)	—
Balance at June 30, 2014	$27	26,762	$153,262	$151,444	$(17,612)	$287,121	$1,084
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations
Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company” or "Altra"), through its wholly-owned subsidiary Altra Power Transmissions, Inc. (“APT”), is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 41 product lines with production facilities in eleven countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013, results of operations for the quarters and year to date periods ended June 30, 2014 and June 29, 2013, and cash flows for the year to date periods ended June 30, 2014 and June 29, 2013.
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
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at each of June 30, 2014 and December 31, 2013. The estimated fair value of the Convertible Notes at June 30, 2014 and December 31, 2013 was $122.1 million and $116.5 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
Included in cash and cash equivalents as of June 30, 2014 and December 31, 2013 are money market fund investments of $0.3 million and $16.6 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) by Component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income (Loss)	537	—	(6,681)	(6,144)
Accumulated Other Comprehensive Income (Loss) by Component, Balance at June 29, 2013	$537	$(4,607)	$(25,477)	$(29,547)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	(120)	—	904	784
Accumulated Other Comprehensive Income (Loss) by Component, Balance at June 30, 2014	$15	$(3,133)	$(14,494)	$(17,612)
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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
Net income attributable to Altra Industrial Motion Corp.	$12,797	$10,689	$24,162	$22,569
Shares used in net income per common share - basic	26,816	26,733	26,823	26,737
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	705	—	737	—
Incremental shares of unvested restricted common stock	25	18	87	83
Shares used in net income per common share - diluted	27,546	26,751	27,647	26,820
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.48	$0.40	$0.90	$0.84
Diluted net income attributable to Altra Industrial Motion Corp.	$0.46	$0.40	$0.87	$0.84
During the year to date period ended June 30, 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes of $26.93 resulting in an additional 737,000 shares being included in the shares used in net income per common share in the diluted earnings per share calculation above (See Note 12).

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

6. Acquisitions
In December 2013, the Company consummated an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of Svendborg Brakes A/S, now known as Svendborg Brakes ApS, and S.B. Patent Holding ApS (together “Svendborg”) for cash consideration of €80.1 million ($110.2 million), less the cash remaining on the balance sheet at close of €5.4 million ($7.5 million). This transaction is referred to as the Svendborg Acquisition. Through the Svendborg Acquisition, the Company acquired the leading global manufacturer of premium quality caliper brakes. With the Svendborg Acquisition, in addition to a presence in Denmark, the Company acquired Svendborg’s well-established sales network in 7 additional countries in Western Europe, China, South America, Australia and the United States as well as a manufacturing facility in China.
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
During the quarter ended June 30, 2014, the Company paid the amount of approximately €4.2 million ($5.8 million ) to settle a portion of the Transfer Pricing Claims and received a corresponding amount from the escrow established for the Transfer Pricing Claims. The Company has included a remaining liability of approximately $2.3 million in taxes payable and an escrow receivable for unsettled transfer pricing years.

The closing date of the Svendborg Acquisition was December 17, 2013, and as a result, the Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2013 forward.
As of June 30, 2014, the allocation of the purchase price for the Svendborg Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing the valuation of certain intangibles, related tax impact and the valuation of certain tax information to finalize fair value.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Purchase price, excluding acquisition costs of approximately $2.5 million	$102,096	$—	$102,096
Cash and cash equivalents	7,483	—	7,483
Trade receivables	21,575	(809)	20,766
Inventories	25,452	(224)	25,228
Prepaid and other	5,511	(76)	5,435
Property, plant and equipment	12,216	—	12,216
Other assets	1,133	—	1,133
Intangible assets	48,893	—	48,893
Total assets acquired	$122,263	$(1,109)	$121,154
Accounts payable	4,833	—	4,833
Accrued expenses and other current liabilities	9,620	168	9,788
Taxes payable	10,254	—	10,254
Deferred tax liability	11,483	—	11,483
Total liabilities assumed	$36,190	$168	$36,358
Net assets acquired	86,073	(1,277)	84,796
Excess of purchase price over fair value of net assets acquired	$16,023	$1,277	$17,300
The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is not deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Svendborg.
The Company updated the acquisition accounting for the measurement period adjustments noted in the table above during the year to date period ended June 30, 2014.

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

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended June 29, 2013, as if the Company had acquired Svendborg at the beginning of the periods. The pro forma information contains the actual operating results of the Company, including Svendborg, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Svendborg Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Pro Forma (unaudited)	Pro Forma (unaudited)
	Quarter Ended	Year to Date Period Ended
	June 29, 2013	June 29, 2013
Total revenues	$204,618	$409,737
Net income attributable to Altra Industrial Motion Corp.	$13,552	$26,364
Basic earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.51	$0.99
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.51	$0.98
7. Inventories
Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$42,200	$56,824
Work in process	18,909	18,432
Finished goods	75,192	68,409
	$136,301	$143,665
Approximately 6.9% and 7.5% of total inventories were valued using the LIFO method as of June 30, 2014 and December 31, 2013, respectively. The Company recorded a $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date period ended June 30, 2014. There was no provision recorded as a component of cost of sales to value the inventory on a LIFO basis for the quarter and year to date periods ended June 29, 2013.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes to goodwill from January 1, through June 30, 2014 were as follows:

2014
Gross goodwill balance as of January 1	$136,149
Impact of changes in foreign currency	231
Measurement period adjustments related to acquisition of Svendborg (See Note 6)	1,277
Gross goodwill balance as of June 30,	137,657
Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—
Accumulated impairment as of June 30,	(31,810)
Net goodwill balance June 30,	$105,847
Other intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$42,985	$—	$42,985	$—
Intangible assets subject to amortization:
Customer relationships	118,914	47,104	118,914	42,645
Product technology and patents	6,062	5,805	6,062	5,719
Impact of changes in foreign currency	(819)	—	(829)	—
Total intangible assets	$167,142	$52,909	$167,132	$48,364
The Company recorded $2.3 million and $1.7 million of amortization expense in the quarters ended June 30, 2014 and June 29, 2013, respectively, and recorded $4.5 million and $3.2 million of amortization in the year to date periods ended June 30, 2014 and June 29, 2013, respectively.
The estimated amortization expense for intangible assets is approximately $4.6 million for the remainder of 2014, $9.2 million in each of the next four years and then $29.8 million thereafter.
9. Warranty Costs
The contractual warranty period generally ranges from 3 months to 2 years with certain warranties extending for longer periods based on the product and application of the product. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2014 and June 29, 2013 are as follows:

	June 30, 2014	June 29, 2013
Balance at beginning of period	$8,739	$5,625
Accrued current period warranty expense	1,299	1,273
Payments	(1,171)	(1,305)
Balance at end of period	$8,867	$5,593
10. Income Taxes
The estimated effective income tax rates recorded for the year to date periods ended June 30, 2014 and June 29, 2013, were based upon management’s best estimate of the effective tax rate for the entire year.

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
Additionally, the Company has indemnification agreements with the sellers of the Svendborg, Bauer and Lamiflex entities that generally provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company had $0.2 million and $0.4 million of accrued interest and penalties, respectively.
11. Pension and Other Employee Benefits
Defined Benefit (Pension)
The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).
The following tables represent the reconciliation of the net periodic benefit cost of the defined benefit (pension) plans as of June 30, 2014 and June 29, 2013:

	Quarter Ended
	Pension Benefits
	June 30, 2014	June 29, 2013
Service cost	$38	$38
Interest cost	273	246
Expected return on plan assets	(269)	(267)
Amortization of net gain	27	42
Net periodic benefit cost (income)	$69	$59

	Year to Date Ended
	Pension Benefits
	June 30, 2014	June 29, 2013
Service cost	$76	$76
Interest cost	546	492
Expected return on plan assets	(538)	(534)
Amortization of net gain	54	84
Net periodic benefit cost (income)	$138	$118

The Company made $0.2 million in contributions during the year to date period ended June 30, 2014. The Company does not have any future required contributions during the remainder of the year ended December 31, 2014.

12. Debt

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Outstanding debt obligations at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Debt:
Revolving Credit Facility	$40,000	$41,198
Convertible Notes	85,000	85,000
Term Loan Facility	150,051	163,245
Equipment Loan	5,765	4,155
Mortgages	440	659
Capital leases	—	178
Other	26	—
Total debt	281,282	294,435
Less: debt discount, net of accretion	(14,494)	(16,163)
Total debt, net of unaccreted discount	$266,788	$278,272
Less current portion of long-term debt	18,824	16,924
Total long-term debt, net of unaccreted discount	$247,964	$261,348
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

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the credit facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the credit facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.375% to 1.875%, and for ABR Loans are between 0.375% and 0.875%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the Credit Agreement), or the then applicable credit rating(s) of the Company’s debt if and then to the extent as provided in the Credit Agreement. A portion of the Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

As of June 30, 2014 and December 31, 2013, we had $40.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of June 30, 2014 and December 31, 2013, we had $10.1 million and $9.8 million in letters of credit outstanding, respectively. We had $149.9 million and $149.0 million available under the Revolving Credit Facility at June 30, 2014 and December 31, 2013, respectively.
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

Pledge and Security Agreement; Trademark Security Agreement; Patent Security Agreement.
Pursuant to an Omnibus Reaffirmation and Ratification of Collateral Documents entered into on December 6, 2013 in connection with the Credit Agreement by and among the Company, the Loan Parties and the Administrative Agent (the “Ratification Agreement”), the Loan Parties (exclusive of the foreign subsidiary Borrower) have reaffirmed their obligations to the Lenders under the Pledge and Security Agreement. The Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family credit ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the Credit Agreement.
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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at June 30, 2014 is $26.93 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.
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
Because the last reported sale price of the Company's common stock exceeded 130% of the current conversion price, which was $26.93 for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2014, the Convertible Notes are convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2014. The Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement. Accordingly, the Convertible Notes, net of accretion continues to be included in long-term debt. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of June 30, 2014:

Principal amount of debt	$85,000
Unamortized discount	14,494
Carrying value of debt	$70,506
Interest expense associated with the Convertible Notes consists of the following:

	Quarter to Date Ended
	June 30, 2014	June 29, 2013
Contractual coupon rate of interest	$586	$585
Accretion of Convertible Notes discount and amortization of deferred financing costs	934	868
Interest expense for the convertible notes	$1,520	$1,453

	Year to Date Ended
	June 30, 2014	June 29, 2013
Contractual coupon rate of interest	$1,170	$1,169
Accretion of Convertible Notes discount and amortization of deferred financing costs	1,845	1,715
Interest expense for the convertible notes	$3,015	$2,884
The effective interest yield of the Convertible Notes due in 2031 is 8.5% at June 30, 2014 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The Company is allowed to borrow up to 90% of the amount of certain outstanding letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of June 30, 2014, the total available to borrow was 38.8 million RMB ($6.3 million). The note is due in installments from 2014 through 2016, with interest varying between 5.04% and 7.56%. The Company has a 35.3 million RMB ($5.7 million) line of credit outstanding at June 30, 2014. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at June 30, 2014.
Mortgage
The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% which is payable in monthly installments over the next 3 years. As of June 30, 2014 and December 31, 2013, the mortgage had a remaining principal balance of €0.3 million or $0.4 million, and €0.5 million or $0.7 million, respectively.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million at December 31, 2013. There were no capital lease obligations outstanding at June 30, 2014. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2014 or December 31, 2013 under any of the overdraft agreements.

13. Stockholders’ Equity

On April 24, 2014, the Company declared a dividend of $0.12 per share of common stock related to the quarter ended June 30, 2014. This dividend of $3.2 million was paid on July 2, 2014 to shareholders of record as of the close of business on June 18, 2014 and was accrued for in the balance sheet at June 30, 2014.
Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

In May 2014, our board of directors approved a new share repurchase program authorizing the buyback of up to $50.0 million of the Company's common stock. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

For the three month period ended June 30, 2014, the Company repurchased 81,642 shares of common stock at an average purchase price of $35.60 per share.    As of June 30, 2014, up to $47.1 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities.

Stock-Based Compensation
The Company’s Board of Directors established the 2004 Equity Incentive Plan (as amended, the “Plan”) that provides for various forms of stock-based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares issued pursuant to the Plan generally vest ratably over a period ranging from immediately to 5 years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Common stock awarded under the Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.
The Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors.
Compensation expense recorded (in selling, general and administrative expense) in the year to date periods ended June 30, 2014 and June 29, 2013, was $1.8 million and $1.8 million, respectively. Stock-based compensation expense recorded during the quarters ended June 30, 2014 and June 29, 2013, was $1.0 million and $0.9 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended June 30, 2014:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2014	149,635	$23.02
Shares granted	113,136	33.66
Shares for which restrictions lapsed	(20,868)	33.87
Shares unvested June 30, 2014	241,903	$26.93
Total remaining unrecognized compensation cost was $4.9 million as of June 30, 2014, which will be recognized over a weighted average remaining period of 3 years . The fair market value of the shares for which the restrictions have lapsed during the quarter ended June 30, 2014 was $0.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
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
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended June 30, 2014, nor was any amount excluded from ineffectiveness testing for the period.
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) was based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The fair value of the swap recognized in other non-current assets, net and in other comprehensive income (loss) is as follows:

				Fair Value
	Notional			June 30, 2014	December 31, 2013
Effective Date	Amount	Fixed Rate	Maturity
April 30, 2013	$90,000	0.626%	November 30, 2016	$15	$213
15. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the year to date periods ended June 30, 2014 and June 29, 2013.
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
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
North America (primarily U.S.)	$127,360	$113,486	$253,148	$234,034
Europe	67,244	54,375	135,080	108,580
Asia and other	20,594	13,234	37,108	23,631
Total	$215,198	$181,095	$425,336	$366,245
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of the Company’s foreign subsidiaries at June 30, 2014 and December 31, 2013 were $147.7 million and $138.7 million, respectively.
16. Restructuring
In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions taken pursuant to the 2012 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company did not record any restructuring charges associated with the 2012 Altra Plan in the quarter ended June 30, 2014.
The Company’s total restructuring expense, by major component for the quarters and year to date periods ended June 30, 2014 and June 29, 2013 was as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	2012 Altra Plan	2012 Altra Plan	2012 Altra Plan	2012 Altra Plan
Severance	$—	$220	$—	$516
Other	—	18	—	42
Total cash expenses	$—	$238	$—	$558
The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2014	$429
Restructuring expense incurred	—
Cash payments	(127)
Balance at June 30, 2014	$302
The total restructuring reserve as of June 30, 2014 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet.
17. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of June 30, 2014 or December 31, 2013. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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
On July 1, 2014, the Company acquired all of the issued and outstanding shares of stock of Guardian Industries, Inc. ("Guardian") from its shareholders for $15.3 million, subject to certain adjustments.
Guardian is a leading niche supplier of flywheel, motion control and general industrial couplings located in Michigan City, Indiana. Due to the timing of the acquisition, the Company is still in the process of completing the allocation of the purchase price.
On July 23, 2014, the Company declared a cash dividend of $0.12 per share for the quarter ended September 30, 2014, payable on October 2, 2014 to shareholders of record as of September 18, 2014.

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

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of unanticipated deficiencies, if any, in the disclosure controls and internal controls of Svendborg;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our new ERP system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Lamiflex Acquisition, Svendborg Acquisition and the Guardian Acquisition;

•	the risks associated with the Company’s investment in a new manufacturing facility in China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

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
On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A., or Lamiflex. Lamiflex is one of the premier Brazilian manufacturers of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.
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
We have noted year over year improvement in a majority of our end markets, although mining continues to be weak. Our profit improvement initiatives remain on track and are contributing to margins as we expected.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter and year to date periods ended June 30, 2014.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
Net sales	$215,198	$181,095	$425,336	$366,245
Cost of sales	148,728	126,676	297,070	256,327
Gross profit	66,470	54,419	128,266	109,918
Gross profit percentage	30.9%	30.0%	30.2%	30.0%
Selling, general and administrative expenses	40,499	32,628	78,761	65,070
Research and development expenses	4,012	3,214	7,901	6,148
Restructuring costs	—	238	—	558
Income from operations	21,959	18,339	41,604	38,142
Interest expense, net	2,972	2,658	5,991	5,263
Other non-operating expense, net	225	144	759	97
Income before income taxes	18,762	15,537	34,854	32,782
Provision for income taxes	5,944	4,861	10,673	10,247
Net income	12,818	10,676	24,181	22,535
Net (income) loss attributable to non-controlling interest	(21)	13	(19)	34
Net income attributable to Altra Industrial Motion Corp.	$12,797	$10,689	$24,162	$22,569
Quarter Ended June 30, 2014 compared with Quarter Ended June 29, 2013
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	June 30, 2014	June 29, 2013
			Change	%
Net sales	$215,198	$181,095	$34,103	18.8%
The increase in sales during the quarter ended June 30, 2014 was due to the acquisition of Svendborg, positive foreign exchange rates, and slightly higher sales levels than in the quarter ended June 29, 2013. Of the increase in sales, approximately $22.5 million relates to the inclusion of additional sales related to the acquisition of Svendborg for the quarter, $2.8 million relates to the impact of foreign exchange rate increases attributed to the increase in the British Pound rates compared to 2013, and $2.5 million relates to the impact of profit improvement initiatives. The remainder of the increase was attributable to sales growth in the North American turf & garden and energy markets. We expect our order rates to remain stable throughout the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Gross Profit	$66,470	$54,419	$12,051	22.1%
Gross Profit as a percent of sales	30.9%	30.0%

Gross profit as a percentage of sales increased during the quarter due to the inclusion of Svendborg for the quarter ended June 30, 2014 as Svendborg's operations improved the Company's overall gross profit.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$40,499	$32,628	$7,871	24.1%
SG&A as a percent of sales	18.9%	18.0%
$5.6 million of the increase in SG&A is due to the inclusion of SG&A related to the acquisition of Svendborg. The remainder of the increase is due to increased costs of health care insurance.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Research and development expenses (“R&D”)	$4,012	$3,214	$798	24.8%
Of the increase in R&D, approximately $0.5 million relates to the inclusion of R&D related to the acquisition of Svendborg for the quarter.
R&D expenses as a percentage of sales excluding the impact of Svendborg remained consistent with prior year at approximately 1.8% of sales. We do not forecast significant variances in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Restructuring	$—	$238	$(238)	—%
The Company did not incur any additional expenses under the 2012 Altra Plan in the quarter ended June 30, 2014 and does not expect to incur any additional expenses associated with the 2012 Altra Plan during the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Interest Expense, net	$2,972	$2,658	$314	11.8%
Net interest expense increased during the quarter ended June 30, 2014 over the comparable 2013 period, primarily due to the borrowing of approximately additional 54.5 million Euros for the acquisition of Svendborg during the quarter ended December 31, 2013.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Other non-operating expense, net	$225	$144	$81	56.3%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2014	June 29, 2013	Change	%
Provision for income taxes	$5,944	$4,861	$1,083	22.3%
Provision for income taxes as a % of income before income taxes	31.7%	31.3%

The provision for income taxes, as a percentage of income before taxes, during the quarter ended June 30, 2014 was slightly higher than that of the quarter ended June 29, 2013. This increase is primarily due to elimination of the R&D credit in the U.S. for the quarter ended June 30, 2014, offset somewhat by the favorable statutory tax rates in jurisdictions in which the newly acquired Svenborg operates

Year to Date Period Ended June 30, 2014 compared with Year to Date Period Ended June 29, 2013
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013
			Change	%
Net sales	$425,336	$366,245	$59,091	16.1%
The increase in sales during the period ended June 30, 2014 was due to the acquisition of Svendborg, positive foreign exchange rates, profit improvement initiatives and slightly higher sales levels than in the quarter ended June 29, 2013. Of the increase in sales, approximately $42.6 million relates to the inclusion of additional sales related to the acquisition of Svendborg for the year to date period ended June 30, 2014, $5.6 million relates to the impact of foreign exchange rate increases attributed to the increase in the British Pound rates compared to 2013, and $3.7 million relates to the impact of profit improvement initiatives. The remainder of the increase was attributable to sales growth in the North American turf & garden and energy markets. We expect our order rates to remain stable throughout the remainder of 2014.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Gross Profit	$128,266	$109,918	$18,348	16.7%
Gross Profit as a percent of sales	31.7%	31.3%

Gross profit as a percentage of sales increased during the quarter due to the inclusion of Svenborg for the year to date period ended June 30, 2014 as Svendborg's operations improved the Company's overall gross profit.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$78,761	$65,070	$13,691	21.0%
SG&A as a percent of sales	18.6%	17.8%
$12.8 million of the increase in SG&A is due to the inclusion of SG&A related to the acquisition of Svendborg. The remainder of the increase is due to increased costs of health care insurance.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Research and development expenses (“R&D”)	$7,901	$6,148	$1,753	28.5%

Of the increase in R&D, approximately $0.9 million relates to the inclusion of R&D related to the acquisition of Svendborg for the quarter.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Restructuring	$—	$558	$(558)	100%
The Company did not incur any additional expenses under the 2012 Altra Plan in the year to date period ended June 30, 2014 and does not expect to incur any additional expenses associated with the 2012 Altra Plan during the remainder of 2014.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Interest Expense, net	$5,991	$5,263	$728	13.8%
Net interest expense increased during the year to date period ended June 30, 2014 over the comparable 2013 period, primarily due to the borrowing of approximately additional 54.5 million Euros for the acquisition of Svendborg during the quarter ended December 31, 2013.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Other non-operating expense (income), net	$759	$97	$662	682.5%
Other non-operating expense (income) in each period in the chart above relates primarily to changes in foreign currency.

Amounts in thousands, except percentage data	Year to Date Period Ended
	June 30, 2014	June 29, 2013	Change	%
Provision for income taxes	$10,673	$10,247	$426	4.2%
Provision for income taxes as a % of income before income taxes	30.6%	31.3%
The provision for income taxes, as a percentage of income before taxes, during the year to date period ended June 30, 2014 was slightly lower than that for the year to date period ended June 29, 2013 primarily due to the favorable impact of the statutory tax rate reductions in the United Kingdom along with the statutory tax rates in jurisdictions in which the newly acquired Svenborg business operates.

(Amounts in thousands, unless otherwise noted)

Liquidity and Capital Resources

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $149.9 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	June 30, 2014	December 31, 2013
Debt:
Revolving Credit Facility	$40.0	$41.2
Convertible Notes	85.0	$85.0
Term Loan Facility	150.1	$163.2
Equipment Loan	5.8	$4.2
Mortgages	0.4	$0.7
Capital leases	—	$0.2
Total debt	$281.3	$294.4
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
As of June 30, 2014 and December 31, 2013, we had $40.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of June 30, 2014 and December 31, 2013, we had $10.1 and $9.8 million in letters of credit outstanding, respectively. We had $149.9 million and $149.0 million available under the Revolving Credit Facility at June 30, 2014 and December 31, 2013, respectively.
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
Hedging Activities
During the quarter period ended June 30, 2014, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap (see Note 14).

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
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement on June 30, 2014.
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
Because the last reported sale price of the Company's common stock exceeded 130% of the current conversion price, which was $26.93 for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2014, the Convertible Notes are convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2014. The Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement. Accordingly, the Convertible Notes, net of accretion continues to be included in long-term debt. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30, 2014 and June 29, 2013, respectively:

	June 30, 2014	June 29, 2013	Change
Cash and cash equivalents at the beginning of the period	$63,604	$85,154	$(21,550)
Cash flows from operating activities	37,731	32,981	4,750
Cash flows from investing activities	(10,923)	(9,975)	(948)
Cash flows from financing activities	(21,043)	(44,059)	23,016
Effect of exchange rate changes on cash and cash equivalents	(201)	(2,594)	2,393
Cash and cash equivalents at the end of the period	$69,168	$61,507	$7,661
Cash Flows for 2014
The primary sources of funds provided from operating activities of approximately $37.7 million for the year to date period ended June 30, 2014 resulted from cash provided from net income of $24.2 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $22.5 million. This amount was offset by a net increase in current assets and liabilities of approximately $9.0 million.

The change in cash flows from operating activities in 2014 as compared to 2013 related to the cash generated from the operations of Svendborg for the year to date ended June 30, 2014 and better working capital management. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2014 due to income from operations, a large number of non-cash charges, a decrease in working capital and profitability initiatives.
Net cash used in investing activities increased compared to the year to date period ended June 29, 2013 due to more capital expenditures being required during the year to date ended June 30, 2014.
The change in net cash from financing activities in the year to date period ended June 30, 2014 as compared to the year to date period ended June 29, 2013 related primarily due to an $22.4 million decrease in principal payments made on the company’s Term Loan Facility and Revolving Credit Facility. This was partially offset by the $3.3 million increase in dividend payments made during the year to date period ended June 30, 2014 along with a $2.9 million in stock repurchases related to the the Company's new share repurchase program initiated during the period.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures for pension funding, and to pay dividends to our stockholders. We have approximately $40.0 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
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
During the quarter ended June 30, 2014, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.
We recorded the interest rate swap at fair value, which was zero at June 30, 2014. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.9 million in the fair value of the interest rate swap. See Note 14 for further information.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2014, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Note Regarding Acquisition
In making its assessment of changes in internal control over financial reporting as of June 30, 2014, management has excluded the operations of various legal entities which make up the Svendborg Acquisition (consolidated by the Company as of December 17, 2013) as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company is currently assessing the control environment of this acquired business.
The Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2014 forward. The acquired business’ total revenues were less than 10% of the Company’s total revenue at June 30, 2014.
PART II - OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2014.

Approximate Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	—	$—	—	$—
June 1, 2014 to June 30, 2014	81,642	$35.60	81,642	$47,093,727

(1)
During the quarter ended June 30, 2014, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18, or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

July 29, 2014	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

July 29, 2014	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

July 29, 2014	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp. Current Report on form 8-K filed on October 27, 2008.