Form 10-Q
period 2014-09-30
Altra Industrial Motion Corp.
filed 2014-10-27
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2014, 26,635,336 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,994	$63,604
Trade receivables, less allowance for doubtful accounts of $2,802 and $2,245 at September 30, 2014 and December 31, 2013, respectively	117,872	109,084
Inventories	135,383	143,665
Deferred income taxes	9,821	9,754
Asset held for sale	573	—
Income tax receivable	1,918	5,032
Prepaid expenses and other current assets	8,195	18,066
Total current assets	316,756	349,205
Property, plant and equipment, net	152,776	157,535
Intangible assets, net	115,530	118,768
Goodwill	104,653	104,339
Deferred income taxes	894	934
Other non-current assets, net	4,188	4,895
Total assets	$694,797	$735,676
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,914	$51,180
Accrued payroll	24,194	23,983
Accruals and other current liabilities	38,649	34,979
Deferred income taxes	44	44
Income tax payable	4,088	12,963
Current portion of long-term debt	14,532	16,924
Total current liabilities	125,421	140,073
Long-term debt - less current portion and net of unaccreted discount	237,062	261,348
Deferred income taxes	53,822	53,813
Pension liabilities	7,565	8,025
Long-term taxes payable	762	1,038
Other long-term liabilities	844	1,055
Redeemable non-controlling interest	979	991
Commitment and Contingencies (See Note 17)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,515,072 and 26,819,795 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	27	27
Additional paid-in capital	142,841	154,471
Retained earnings	155,198	133,231
Accumulated other comprehensive loss	(29,724)	(18,396)
Total stockholders’ equity	268,342	269,333
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$694,797	$735,676
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$202,520	$175,443	$627,856	$541,688
Cost of sales	140,187	121,785	437,257	378,112
Gross profit	62,333	53,658	190,599	163,576
Operating expenses:
Selling, general and administrative expenses	39,067	31,672	117,828	96,742
Research and development expenses	3,818	3,002	11,719	9,150
Restructuring costs	1,643	97	1,643	655
	44,528	34,771	131,190	106,547
Income from operations	17,805	18,887	59,409	57,029
Other non-operating income and expense:
Interest expense, net	3,000	2,567	8,991	7,830
Other non-operating expense (income), net	(313)	686	446	783
	2,687	3,253	9,437	8,613
Income before income taxes	15,118	15,634	49,972	48,416
Provision for income taxes	8,170	5,176	18,843	15,423
Net income	6,948	10,458	31,129	32,993
Net (income) loss attributable to non-controlling interest	(2)	43	(21)	77
Net income attributable to Altra Industrial Motion Corp.	$6,946	$10,501	$31,108	$33,070
Weighted average shares, basic	26,648	26,780	26,785	26,750
Weighted average shares, diluted	27,334	26,836	27,557	26,852
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.26	$0.39	$1.16	$1.24
Diluted net income attributable to Altra Industrial Motion Corp.	$0.25	$0.39	$1.13	$1.23
Cash dividend declared	$0.12	$0.10	$0.34	$0.28
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statement of Comprehensive Income
Amounts in thousands

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$6,948	$10,458	$31,129	$32,993
Other Comprehensive income (loss):
Foreign currency translation adjustment	(12,341)	(6,727)	(11,437)	(46)
Change in fair value of interest rate swap, net of tax	229	(346)	109	191
Other comprehensive income (loss)	(12,112)	(7,073)	(11,328)	145
Comprehensive (loss) income	(5,164)	3,385	19,801	33,138
Comprehensive (income) loss attributable to noncontrolling interest	105	43	12	77
Comprehensive income (loss) attributable to Altra Industrial Motion Corp.	$(5,059)	$3,428	$19,813	$33,215
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Ended
	September 30, 2014	September 28, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$31,129	$32,993
Adjustments to reconcile net income to net cash flows:
Depreciation	17,238	16,047
Amortization of intangible assets	6,884	4,882
Amortization of deferred financing costs	699	646
Loss on foreign currency, net	461	593
Amortization of inventory fair value adjustment	2,264	—
Accretion of debt discount, net	2,527	2,331
Loss on disposal of fixed assets	195	—
Provision for deferred taxes	1,350	—
Stock based compensation	2,633	2,397
Changes in assets and liabilities:
Trade receivables	(11,452)	(8,756)
Inventories	5,276	3,451
Accounts payable and accrued liabilities	(6,682)	9,197
Other current assets and liabilities	9,704	254
Other operating assets and liabilities	(188)	(1,866)
Net cash from operating activities	62,038	62,169
Cash flows from investing activities
Purchase of property, plant and equipment	(16,464)	(14,361)
Proceeds from sale of land	274	—
Acquisition of Guardian, net of $2.0 million cash acquired	(15,092)	—
Net cash from investing activities	(31,282)	(14,361)
Cash flows from financing activities
Payments on term loan facility	(21,478)	(3,750)
Payments on revolving credit facility	(9,190)	(54,304)
Dividend payments	(8,644)	(4,852)
Proceeds from equipment loan	2,245	3,550
Payment of equipment and working capital notes	(1,028)	(1,100)
Borrowing under revolving credit facility	5,000	—
Shares surrendered for tax withholding	(1,447)	(1,166)
Payments on mortgages and other	(435)	(540)
Purchases of common stock under share repurchase program	(12,816)	—
Net cash from financing activities	(47,793)	(62,162)
Effect of exchange rate changes on cash and cash equivalents	(3,573)	(528)
Net change in cash and cash equivalents	(20,610)	(14,882)
Cash and cash equivalents at beginning of year	63,604	85,154
Cash and cash equivalents at end of period	$42,994	$70,272
Cash paid during the period for:
Interest	$6,504	$5,561
Income taxes	$23,333	$15,156
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239
Stock-based compensation and vesting of restricted stock	—	94	1,231	—	—	1,231	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	33,070	—	33,070	—
Net loss attributable to non-controlling interest	—	—	—	(77)	—	(77)	(77)
Dividends declared	—	—	—	(7,471)		(7,471)	—
Change in fair value of interest rate swap	—	—	—	—	191	191	—
Cumulative foreign currency translation adjustment	—	—	—	—	(46)	(46)	(121)
Balance at September 28, 2013	$27	26,818	$153,419	$128,722	$(23,258)	$258,910	$1,041

Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	78	1,186	—	—	1,186	—
Net income loss attributable to Altra Industrial Motion Corp.	—	—	—	31,108	—	31,108	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	21
Dividends declared	—	—	—	(9,141)	—	(9,141)	—
Change in fair value of interest rate swap	—	—	—	—	109	109	—
Cumulative foreign currency translation adjustment	—	—	—	—	(11,437)	(11,437)	(33)
Repurchases of common stock - 382,626 shares	—	(383)	(12,816)	—	—	(12,816)	—
Balance at September 30, 2014	$27	26,515	$142,841	$155,198	$(29,724)	$268,342	$979
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations
Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company” or "Altra"), through its wholly-owned subsidiary Altra Power Transmissions, Inc. (“APT”), is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 42 product lines with production facilities in eleven countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.
In November 2013, Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp., and Altra Industrial Motion, Inc., the Company’s wholly owned subsidiary, changed its name to Altra Power Transmission, Inc.
2. Basis of Presentation
The Company was formed on November 30, 2004 following acquisitions of The Kilian Company (“Kilian”) and certain subsidiaries of Colfax Corporation (“Colfax”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear. On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. On May 29, 2011, the Company acquired substantially all of the assets of Danfoss Bauer GmbH relating to its gear motor business (“Bauer”). On July 11, 2012, the Company acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda. (“Lamiflex”). On December 17, 2013, the Company completed the acquisition of Svendborg Brakes A/S, now known as Svendborg Brakes ApS, and S.B. Patent Holding ApS (together “Svendborg”). The Company acquired all the issued and outstanding shares of Svendborg from Friction Holding A/S. On July 1, 2014, the Company acquired all of the issued and outstanding shares of Guardian Ind., Inc. (“Guardian Couplings”).
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014 and December 31, 2013, results of operations for the quarters and year to date periods ended September 30, 2014 and September 28, 2013, and cash flows for the year to date periods ended September 30, 2014 and September 28, 2013.
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
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at each of September 30, 2014 and December 31, 2013. The estimated fair value of the Convertible Notes at September 30, 2014 and December 31, 2013 was $102.8 million and $116.5 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
Included in cash and cash equivalents as of September 30, 2014 and December 31, 2013 are money market fund investments of $0.3 million and $16.6 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) by Component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income (Loss)	191	—	(46)	145
Accumulated Other Comprehensive Income (Loss) by Component, Balance at September 28, 2013	$191	$(4,607)	$(18,842)	$(23,258)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	109	—	(11,437)	(11,328)
Accumulated Other Comprehensive Income (Loss) by Component, Balance at September 30, 2014	$244	$(3,133)	$(26,835)	$(29,724)
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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net income attributable to Altra Industrial Motion Corp.	$6,946	$10,501	$31,108	$33,070
Shares used in net income per common share - basic	26,648	26,780	26,785	26,750
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	626	—	687	—
Incremental shares of unvested restricted common stock	60	56	85	102
Shares used in net income per common share - diluted	27,334	26,836	27,557	26,852
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.26	$0.39	$1.16	$1.24
Diluted net income attributable to Altra Industrial Motion Corp.	$0.25	$0.39	$1.13	$1.23
During the quarter and year to date periods ended September 30, 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes resulting in additional

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

shares being included in the shares used in net income per common share in the diluted earnings per share calculation above (See Note 12).
6. Acquisitions

Guardian Couplings
On July 1, 2014, the Company acquired all of the issued and outstanding shares of Guardian Ind., Inc. (“Guardian Couplings”) for cash consideration of $17.1 million. This transaction is referred to as the Guardian Acquisition. Guardian Couplings is a manufacturer and supplier of flywheel, motion control and general industrial couplings. The Guardian Acquisition provides the Company with increased product coverage in several core markets, including energy, farm and agriculture, and specialty machinery and is expected to provide synergies with the Company's existing product offerings.
The sellers agreed to provide the Company with a limited set of representations and warranties, including those with respect to outstanding and potential liabilities. Claims for a breach of a representation or warranty are secured by a limited escrow. There is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach. The transaction is subject to a working capital adjustment to be agreed upon between the Company and the seller, which is expected to occur by the end of 2014.

As of September 30, 2014, the allocation of the purchase price for the Guardian Acquisition is provisional, pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price of $17.1 million, excluding acquisition costs of $0.4 million, is in excess of the fair value of net assets acquired by approximately $2.1 million. Current assets acquired, excluding approximately $2.0 million in cash, totaled approximately $4.0 million, non-current assets totaled approximately $9.2 million and current liabilities totaled approximately $0.2 million.
The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is deductible for income tax purposes over a period of 15 years. The Company expects to develop synergies, such as lower cost country sourcing and global procurement.
The non-current assets acquired included the following intangible assets:

Customer relationships, subject to amortization	$7,450
Trade names and trademarks, not subject to amortization	650
Total intangible assets	$8,100
Customer relationships are subject to amortization which will be amortized on a straight-line basis over their estimated useful lives of 14 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.
Svendborg Brakes
In December 2013, the Company consummated an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of Svendborg for cash consideration of €80.1 million ($110.2 million), less the cash remaining on the balance sheet at close of €5.4 million ($7.5 million). This transaction is referred to as the Svendborg Acquisition. Through the Svendborg Acquisition, the Company acquired the leading global manufacturer of premium quality caliper brakes. With the Svendborg Acquisition, in addition to a presence in Denmark, the Company acquired Svendborg’s well-established sales network in 7 additional countries in Western Europe, China, South America, Australia and the United States as well as a manufacturing facility in China.
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
Under the Purchase Agreement, the seller agreed to provide the Company with an indemnification for certain tax liabilities related to transfer pricing (the “Transfer Pricing Claims”) identified as part of an ongoing tax audit in Denmark. As part of the Purchase Agreement, an escrow in the amount of approximately €8.5 million ($11.6 million) was established for the Transfer Pricing Claims. The Company estimated this liability to be $8.1 million and as a result initially recorded a liability included in taxes payable and an escrow receivable in other current assets. The purchase price in the reconciliation below represents cash consideration less the estimated escrow receivable for which the Company expects to be indemnified.
During the year to date period ended September 30, 2014, the Company paid approximately €5.9 million ($8.1 million ) to settle a portion of the Transfer Pricing Claims and received a corresponding amount from the escrow established for the Transfer Pricing Claims.
Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company is in the process of finalizing the valuation of certain intangibles, related tax impact and the valuation of certain tax information to finalize fair value. The Company updated the acquisition accounting for the measurement period adjustments noted in the table below during the year to date period ended September 30, 2014.

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Purchase price, excluding acquisition costs of approximately $2.5 million	$102,096	$—	$102,096
Cash and cash equivalents	7,483	—	7,483
Trade receivables	21,575	(809)	20,766
Inventories	25,452	(224)	25,228
Prepaid and other	5,511	(76)	5,435
Property, plant and equipment	12,216	—	12,216
Other assets	1,133	—	1,133
Intangible assets	48,893	—	48,893
Total assets acquired	122,263	(1,109)	121,154
Accounts payable	4,833	—	4,833
Accrued expenses and other current liabilities	9,620	168	9,788
Taxes payable	10,254	—	10,254
Deferred tax liability	11,483	—	11,483
Total liabilities assumed	36,190	168	36,358
Net assets acquired	86,073	(1,277)	84,796
Excess of purchase price over fair value of net assets acquired	$16,023	$1,277	$17,300
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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Customer relationships are subject to amortization which will be amortized on a straight-line basis over their estimated useful lives of 17 years, which represents the anticipated period over which the Company estimates benefits from the acquired assets will be realized.

Pro forma Results of Operations
The closing date of the Svendborg Acquisition was December 17, 2013, and the closing date of the Guardian Acquisition was July 1, 2014. The Company's consolidated financial statements reflect the results of the operations of the acquired entities for the periods commencing after the acquisition dates.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended September 28, 2013 and the year to date period ended September 30, 2014, as if the Company had acquired Svendborg and Guardian on January 1, 2013. The pro forma information contains the actual operating results of the Company, including Svendborg and Guardian, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Svendborg and Guardian Acquisitions. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Pro Forma (unaudited)	Pro Forma (unaudited)
	Quarter Ended	Year to Date Period Ended
	September 28, 2013	September 30, 2014	September 28, 2013
Total revenues	$201,405	$633,762	$615,885
Net income attributable to Altra Industrial Motion Corp.	$12,777	$31,852	$39,799
Basic earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.48	$1.19	$1.49
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.48	$1.16	$1.48
7. Inventories
Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$40,545	$56,824
Work in process	16,352	18,432
Finished goods	78,486	68,409
	$135,383	$143,665
Approximately 6.7% and 7.5% of total inventories were valued using the LIFO method as of September 30, 2014 and December 31, 2013, respectively. The Company recorded a $0.3 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date period ended September 30, 2014. There was no provision recorded as a component of cost of sales to value the inventory on a LIFO basis for the quarter and year to date periods ended September 28, 2013.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes to goodwill from January 1, through September 30, 2014 were as follows:

2014
Gross goodwill balance as of January 1	$136,149
Impact of changes in foreign currency	(3,048)
Adjustment related to the impact of Guardian (See Note 6)	2,085
Measurement period adjustments related to acquisition of Svendborg (See Note 6)	1,277
Gross goodwill balance as of September 30,	136,463
Accumulated impairment as of January 1	(31,810)
Impairment charge during the period	—
Accumulated impairment as of September 30,	(31,810)
Net goodwill balance September 30,	$104,653
Other intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$43,635	$—	$42,985	$—
Intangible assets subject to amortization:
Customer relationships	126,364	49,400	118,914	42,645
Product technology and patents	6,062	5,848	6,062	5,719
Impact of changes in foreign currency	(5,283)	—	(829)	—
Total intangible assets	$170,778	$55,248	$167,132	$48,364
The Company recorded $2.3 million and $1.7 million of amortization expense in the quarters ended September 30, 2014 and September 28, 2013, respectively, and recorded $6.9 million and $4.9 million of amortization in the year to date periods ended September 30, 2014 and September 28, 2013, respectively.
The estimated amortization expense for intangible assets is approximately $2.4 million for the remainder of 2014, $9.3 million in each of the next four years and then $32.3 million thereafter.
9. Warranty Costs
The contractual warranty period generally ranges from 3 months to 2 years with certain warranties extending for longer periods based on the product and application of the product and are recorded in accruals and other current liabilities on the Company's balance sheet. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended September 30, 2014 and September 28, 2013 are as follows:

	September 30, 2014	September 28, 2013
Balance at beginning of period	$8,739	$5,625
Accrued current period warranty expense	1,314	1,758
Payments	(1,900)	(1,743)
Balance at end of period	$8,153	$5,640
10. Income Taxes

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The estimated effective income tax rates recorded for the year to date periods ended September 30, 2014 and September 28, 2013, were based upon management’s best estimate of the effective tax rate for the entire year.
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
Additionally, the Company has indemnification agreements with the sellers of the Guardian, Svendborg, Bauer and Lamiflex entities that generally provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, the Company had $0.2 million and $0.4 million of accrued interest and penalties, respectively.
11. Pension and Other Employee Benefits
Defined Benefit (Pension)
The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).
The following tables represent the reconciliation of the net periodic benefit cost of the defined benefit (pension) plans as of September 30, 2014 and September 28, 2013:

	Quarter Ended
	Pension Benefits
	September 30, 2014	September 28, 2013
Service cost	$38	$37
Interest cost	273	246
Expected return on plan assets	(269)	(267)
Amortization of net gain	27	41
Net periodic benefit cost (income)	$69	$57

	Year to Date Ended
	Pension Benefits
	September 30, 2014	September 28, 2013
Service cost	$114	$113
Interest cost	819	738
Expected return on plan assets	(807)	(801)
Amortization of net gain	81	125
Net periodic benefit cost (income)	$207	$175

The Company made $0.2 million in contributions during the year to date period ended September 30, 2014. The Company does not have any future required contributions during the remainder of the year ended December 31, 2014.
Partial Pension Settlement

During October 2014, the Company initiated a plan to offer lump-sum settlements to vested terminated participants of its domestic pension plan.  Participants were notified of the settlement offers during October 2014.  The acceptance of these offers will trigger partial settlement accounting with a maximum charge to earnings of approximately $0.8 million.  The funds to provide for these settlements will be paid from plan assets.

12. Debt
Outstanding debt obligations at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Debt:
Revolving Credit Facility	$37,000	$41,198
Convertible Notes	85,000	85,000
Term Loan Facility	137,528	163,245
Equipment Loan	5,334	4,155
Mortgages	340	659
Capital leases	—	178
Other	28	—
Total debt	265,230	294,435
Less: debt discount, net of accretion	(13,636)	(16,163)
Total debt, net of unaccreted discount	$251,594	$278,272
Less current portion of long-term debt	14,532	16,924
Total long-term debt, net of unaccreted discount	$237,062	$261,348
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
Pursuant to the Credit Agreement, the lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Industrial Motion Netherlands B.V. The Credit Agreement kept in effect the balance (approximately $94,375,000,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the revolving credit facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reset to amortize in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan was November 20, 2017.

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
As of September 30, 2014 and December 31, 2013, we had $37.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of September 30, 2014 and December 31, 2013, we had $10.1 million and $9.8 million in letters of credit outstanding, respectively. We had $152.9 million and $149.0 million available under the Revolving Credit Facility at September 30, 2014 and December 31, 2013, respectively.
The Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Company and certain of its subsidiaries to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The Credit Agreement also contains customary events of default.

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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at September 30, 2014 is $26.82 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.
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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company reviews the last recorded sale price of the Company's stock price each quarter to determine whether the sales price exceeded 130% of the conversion price, for at least 20 of the last 30 consecutive trading days. During the quarter ended June 30, 2014, the last reported sales price exceeded 130% of the conversion price, for at least 20 of the last 30 consecutive trading days of the quarter and the Convertible Notes became convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2014.
Because the last reported sale price of the Company's common stock did not exceeded 130% of the current conversion price, which was $26.82 for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended September 30, 2014, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending December 31, 2014. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of September 30, 2014:

Principal amount of debt	$85,000
Unamortized discount	13,636
Carrying value of debt	$71,364
Interest expense associated with the Convertible Notes consists of the following:

	Quarter to Date Ended
	September 30, 2014	September 28, 2013
Contractual coupon rate of interest	$584	$584
Accretion of Convertible Notes discount and amortization of deferred financing costs	681	879
Interest expense for the convertible notes	$1,265	$1,463

	Year to Date Ended
	September 30, 2014	September 28, 2013
Contractual coupon rate of interest	$1,753	$1,753
Accretion of Convertible Notes discount and amortization of deferred financing costs	2,527	2,594
Interest expense for the convertible notes	$4,280	$4,347
The effective interest yield of the Convertible Notes due in 2031 is 8.5% at September 30, 2014 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The Company is allowed to borrow up to 90% of the amount of certain outstanding letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of September 30, 2014, the total available to borrow was 38.7 million RMB ($6.3 million). The note is due in installments from 2014 through 2016, with interest varying between 5.04% and 8.02%. The Company has a 32.8 million RMB ($5.3 million) line of credit outstanding at September 30, 2014. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at September 30, 2014.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Mortgages
The Company has a mortgage with a bank on its facility in Heidelberg, Germany with an interest rate of 2.9% which is payable in monthly installments until September 2015. As of September 30, 2014 and December 31, 2013, the mortgage had a remaining principal balance of €0.2 million or $0.3 million, and €0.5 million or $0.7 million, respectively.
The Company entered an agreement with a bank for €6.0 million or $7.9 million for the construction of its new facility in Esslingen, Germany during August 2014 with an interest rate of 2.5% per year which is payable in annual interest payments of €0.2 million or $0.3 million to be paid in monthly installments. The Company expects to receive the proceeds of this loan during the quarter ended December 31, 2014. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million at December 31, 2013. There were no capital lease obligations outstanding at September 30, 2014. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 30, 2014 or December 31, 2013 under any of the overdraft agreements.

13. Stockholders’ Equity

On July 23, 2014, the Company declared a dividend of $0.12 per share of common stock related to the quarter ended September 30, 2014. This dividend of $3.2 million was paid on October 2, 2014 to shareholders of record as of the close of business on September 18, 2014 and was accrued for in the balance sheet at September 30, 2014.
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

For the three month period ended September 30, 2014, the Company repurchased 300,984 shares of common stock at an average purchase price of $32.91 per share.    As of September 30, 2014, up to $37.2 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations.

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
Stock-based compensation expense recorded (in selling, general and administrative expense) in the year to date periods ended September 30, 2014 and September 28, 2013, was $2.6 million and $2.4 million, respectively. Stock-based compensation expense recorded during the quarters ended September 30, 2014 and September 28, 2013, was $0.8 million and $0.9 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended September 30, 2014:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2014	149,635	$23.02
Shares granted	132,441	33.56
Shares for which restrictions lapsed	(122,898)	29.50
Shares unvested September 30, 2014	159,178	$28.53
Total remaining unrecognized compensation cost was $4.2 million as of September 30, 2014, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended September 30, 2014 was $0.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
14. Derivative Financial Instruments
Interest Rate Swap
In April 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings, currently $85.0 million, under the Credit Agreement, at 0.626% exclusive of the margin under the Former Credit Agreement. The interest rate swap agreement and its terms are also applicable to the variable interest rate borrowings under the current Credit Agreement.
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended September 30, 2014, nor was any amount excluded from ineffectiveness testing for the period.
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
The fair value of the swap recognized in other non-current assets, net and in other comprehensive income (loss) is as follows:

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

				Fair Value
	Notional			September 30, 2014	December 31, 2013
Effective Date	Amount	Fixed Rate	Maturity
April 30, 2013	$85,000	0.626%	November 30, 2016	$243	$213
15. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the year to date periods ended September 30, 2014 and September 28, 2013.
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
Net sales to third parties by geographic region are as follows:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
North America (primarily U.S.)	$117,796	$109,810	$370,944	$343,844
Europe	64,116	52,315	199,196	160,895
Asia and other	20,608	13,318	57,716	36,949
Total	$202,520	$175,443	$627,856	$541,688
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The net assets of the Company’s foreign subsidiaries at September 30, 2014 and December 31, 2013 were $143.2 million and $138.7 million, respectively.
16. Restructuring
In the quarter ended December 31, 2012, the Company adopted a restructuring plan (“2012 Altra Plan”) as a result of continued sluggish demand in Europe and general global economic conditions. The actions taken pursuant to the 2012 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company did not record any restructuring charges associated with the 2012 Altra Plan in the year to date period ended September 30, 2014.
In the quarter ended September 30, 2014, the Company adopted a restructuring plan (“2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability.
The Company’s total restructuring expense, by major component for the quarter and year to date periods ended September 30, 2014 and September 28, 2013 was as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	2014 Altra Plan	2012 Altra Plan	2014 Altra Plan	2012 Altra Plan
Severance	$1,161	$137	$1,161	$653
Other	482	(40)	482	2
Total cash expenses	$1,643	$97	$1,643	$655
The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2014	$429
Restructuring expense incurred	1,643
Cash payments	(933)
Balance at September 30, 2014	$1,139
The total restructuring reserve as of September 30, 2014 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet.
17. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of September 30, 2014 or December 31, 2013. For matters where a reserve has not been established and for which we believe a

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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
On October 22, 2014, the Company declared a cash dividend of $0.12 per share for the quarter ended December 31, 2014, payable on January 2, 2015 to shareholders of record as of December 18, 2014.

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
On November 22, 2013, we changed our legal corporate name from Altra Holdings, Inc. to Altra Industrial Motion Corp.
On December 17, 2013, we completed the acquisition of Svendborg . We acquired all the issued and outstanding shares of Svendborg from Friction Holding A/S. Svendborg is the leading global manufacturer of premium quality caliper brakes.
On July 1, 2014, we acquired all of the issued and outstanding shares of Guardian Ind., Inc. (“Guardian Couplings”). Through the Guardian Acquisition, the Company acquired a manufacturer and supplier of flywheel, motion control and general industrial couplings. The Guardian Acquisition will provide the Company with increased coverage in several core markets, including energy, farm and agriculture, and specialty machinery.
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

Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications
Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Svendborg Brakes, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well draw works, punch presses, conveyors

Gearing	Boston Gear, Nuttall Gear, Delroyd, Bauer Gear Motor	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, metal processing equipment

Engineered Couplings	Ameridrives, Bibby Transmissions, TB Wood’s, PowerFlex, Guardian Couplings	Energy, metals, plastics, chemical	Extruders, turbines, steel strip mills, pumps

Engineered Bearing Assemblies	Kilian	Aerospace, material handling, transportation	Cargo rollers, seat storage systems, conveyors

Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix, TB Wood’s	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools

Engineered Belted Drives	TB Wood’s	Aggregate, HVAC, material handling	Pumps, sand and gravel conveyors, industrial fans

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
Our various profit improvement initiatives remain on track. Given the deteriorating economic environment in Europe and prolonged higher medical claims costs, we expect operating results for the remainder of the year to be flat when compared to the comparable prior year period adjusted for the impact of the Svendborg and Guardian acquisitions.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter and year to date periods ended September 30, 2014.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net sales	$202,520	$175,443	$627,856	$541,688
Cost of sales	140,187	121,785	437,257	378,112
Gross profit	62,333	53,658	190,599	163,576
Gross profit percentage	30.8%	30.6%	30.4%	30.2%
Selling, general and administrative expenses	39,067	31,672	117,828	96,742
Research and development expenses	3,818	3,002	11,719	9,150
Restructuring costs	1,643	97	1,643	655
Income from operations	17,805	18,887	59,409	57,029
Interest expense, net	3,000	2,567	8,991	7,830
Other non-operating expense, net	(313)	686	446	783
Income before income taxes	15,118	15,634	49,972	48,416
Provision for income taxes	8,170	5,176	18,843	15,423
Net income	6,948	10,458	31,129	32,993
Net (income) loss attributable to non-controlling interest	(2)	43	(21)	77
Net income attributable to Altra Industrial Motion Corp.	$6,946	$10,501	$31,108	$33,070
Quarter Ended September 30, 2014 compared with Quarter Ended September 28, 2013
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	September 30, 2014	September 28, 2013
			Change	%
Net sales	$202,520	$175,433	$27,087	15.4%
The increase in sales during the quarter ended September 30, 2014 was due to the acquisition of Svendborg and Guardian, positive foreign exchange rates, and slightly higher sales levels than in the quarter ended September 28, 2013. Of the increase in sales, approximately $21.3 million and $2.7 million relates to the inclusion of additional sales related to the acquisitions of Svendborg and Guardian, respectively, and $1.1 million relates to the impact of foreign exchange rate increases primarily attributed to the exchange rates for the British Pound compared to the prior year. The remainder of the increase was attributable to sales growth in the North American oil and gas markets. Based on current conditions in our end markets, we expect our order rates to remain stable throughout the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Gross Profit	$62,333	$53,658	$8,675	16.2%
Gross Profit as a percent of sales	30.8%	30.6%

Gross profit as a percentage of sales increased during the quarter due to the inclusion of Svendborg and Guardian for the quarter ended September 30, 2014 as both operations improved the Company's overall gross profit.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$39,067	$31,672	$7,395	23.3%
SG&A as a percent of sales	19.3%	18.0%
$5.8 million and $0.7 million of the increase in SG&A is due to the inclusion of SG&A related to the acquisitions of Svendborg and Guardian, respectively. The remainder of the difference relates to $1.4 million in increased costs related to the Company's employer sponsored health care plan in the United States, offset by approximately $0.5 in general cost savings.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Research and development expenses (“R&D”)	$3,818	$3,002	$816	27.2%
Of the increase in R&D, approximately $0.4 million relates to the inclusion of R&D related to the acquisition of Svendborg.
R&D expenses as a percentage of sales excluding the impact of Svendborg remained consistent with prior year at approximately 1.7% of sales. We expect R&D expenses approximate 1.8% - 2.0% in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Restructuring	$1,643	$97	$1,546	1,593.8%
During the quarter ended September 30, 2014, the Company adopted a restructuring plan (“2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. The Company expects to incur approximately $0.4 million in additional expenses associated with the 2014 Altra Plan during the remainder of 2014.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Interest Expense, net	$3,000	$2,567	$433	16.9%
Net interest expense increased during the quarter ended September 30, 2014 over the comparable 2013 period, primarily due to the borrowing of approximately €54.5 million for the acquisition of Svendborg during the quarter ended December 31, 2013.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Other non-operating expense, net	$(313)	$686	$(999)	(145.6)%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2014	September 28, 2013	Change	%
Provision for income taxes	$8,170	$5,176	$2,994	57.8%
Provision for income taxes as a % of income before income taxes	54.0%	33.1%
The increase in the provision for income taxes, as a percentage of income before taxes for the quarter ended September 30, 2014 compared to the quarter ended September 28, 2013 is primarily due to the discrete tax impact of $3.8 million recorded in the quarter ended September 30, 2014. The one time charge is a result of the restructuring of certain of our foreign subsidiaries resulting in additional taxable income in the United States during the quarter ended September 30, 2014. We expect that this restructuring will result in a lower tax rate in future years. This increase was partially offset by the favorable impact of statutory tax rate reductions in the United Kingdom along with the lower statutory tax rates in jurisdictions in which the Svendborg business operates.

Year to Date Period Ended September 30, 2014 compared with Year to Date Period Ended September 28, 2013
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013
			Change	%
Net sales	$627,856	$541,688	$86,168	15.9%
The increase in sales during the period ended September 30, 2014 was due to the acquisition of Svendborg and Guardian, positive foreign exchange rates, and slightly higher sales levels than in the quarter ended September 28, 2013. Of the increase in sales, approximately $63.7 million and $2.7 million relates to the inclusion of additional sales related to the acquisition of Svendborg and Guardian, respectively, for the year to date period ended September 30, 2014 and $5.1 million relates to the impact of foreign exchange rate increases primarily attributed to the exchange rate for the British Pound compared to the prior year. The remainder of the increase was attributable to sales growth in the North American turf & garden and oil and gas markets. We expect our order rates to remain stable throughout the remainder of 2014.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Gross Profit	$190,599	$164,686	$25,913	15.7%
Gross Profit as a percent of sales	30.4%	30.2%

Gross profit as a percentage of sales increased during the year to date period ended September 30, 2014 due to the inclusion of Svenborg and Guardian as Svendborg's and Guardian’s operations have gross profit percentages of sales greater than the average of the overall Company.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$117,828	$96,742	$21,086	21.8%
SG&A as a percent of sales	18.8%	17.9%
$19.1 million of the increase in SG&A is due to the inclusion of SG&A related to the acquisition of Svendborg and Guardian. The remainder of the difference relates to $2.5 million in increased costs related to the Company's employer sponsored health care plan in the United States, offset by approximately $0.5 in general cost savings.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Research and development expenses (“R&D”)	$11,719	$9,150	$2,569	28.1%
Of the increase in R&D, approximately $1.4 million relates to the inclusion of R&D related to the acquisition of Svendborg for the year.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Restructuring	$1,643	$655	$988	150.8%
During the quarter ended September 30, 2014, the Company adopted a restructuring plan (“the 2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing salesforce to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. The Company expects to incur approximately $0.4 million in additional expenses associated with the 2014 Altra Plan during the remainder of 2014.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Interest Expense, net	$8,991	$7,830	$1,161	14.8%
Net interest expense increased during the year to date period ended September 30, 2014 over the comparable 2013 period, primarily due to the borrowing of approximately €54.5 million for the acquisition of Svendborg during the quarter ended December 31, 2013.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Other non-operating expense (income), net	$446	$783	$(337)	(43.0)%
Other non-operating expense (income) in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro.

Amounts in thousands, except percentage data	Year to Date Period Ended
	September 30, 2014	September 28, 2013	Change	%
Provision for income taxes	$18,843	$15,423	$3,420	22.2%
Provision for income taxes as a % of income before income taxes	37.7%	31.9%
The increase in the provision for income taxes as a percentage of income before taxes for the year to date period ended September 30, 2014 compared to the year to date period ended September 28, 2013 was primarily due to the discrete tax impact of $3.8 million recorded in the quarter ended September 30, 2014. The one time charge is a result of the restructuring of certain of our foreign subsidiaries resulting in additional taxable income in the United States during the quarter ended September 30, 2014. We expect that this restructuring will result in a lower tax rate in future years. This increase was partially offset by the favorable impact of statutory tax rate reductions in the United Kingdom along with the lower statutory tax rates in jurisdictions in which the Svendborg business operates.

(Amounts in thousands, unless otherwise noted)

Liquidity and Capital Resources

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $152.9 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	September 30, 2014	December 31, 2013
Debt:
Revolving Credit Facility	$37.0	$41.2
Convertible Notes	85.0	$85.0
Term Loan Facility	137.5	$163.2
Equipment Loan	5.3	$4.1
Mortgages	0.4	$0.7
Capital leases	—	$0.2
Total debt	$265.2	$294.4
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
Pursuant to the Credit Agreement, the lenders made an additional term loan of €50,000,000 (the “Additional Term Loan”) to Altra Industrial Motion Netherlands B.V. The Credit Agreement kept in effect the balance (approximately $94,375,000) of the existing term loan facility (the “Initial Term Loan”) made to the domestic borrowers under the Former Credit Agreement (collectively, the two term loans are referred to as the “Term Loan Facility”), as well as the revolving credit facility of $200,000,000 made under the Former Credit Agreement (the “Revolving Credit Facility”). The Credit Agreement continues, even after the making of the Additional Term Loan, to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans. The amounts available under the Term Loan Facility were used, and amounts available under the Revolving Credit Facility can be used, for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of these credit facilities is December 6, 2018, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility. With respect to the Initial Term Loan, the scheduled quarterly principal payments due on the outstanding amount have been reset to amortize in accordance with the new December 6, 2018 maturity date. The previous maturity of the Revolving Credit Facility and the Initial Term Loan was November 20, 2017.

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
As of September 30, 2014 and December 31, 2013, we had $37.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of September 30, 2014 and December 31, 2013, we had $10.1 million and $9.8 million in letters of credit outstanding, respectively. We had $152.9 million and $149.0 million available under the Revolving Credit Facility at September 30, 2014 and December 31, 2013, respectively.
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
Hedging Activities
The Company utilizes a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap (see Note 14).

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
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement on September 30, 2014.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $26.82 for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended September 30, 2014, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending December 31, 2014. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

Should the Convertible notes become convertible in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement.

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 30, 2014 and September 28, 2013, respectively:

	September 30, 2014	September 28, 2013	Change
Cash and cash equivalents at the beginning of the period	$63,604	$85,154	$(21,550)
Cash flows from operating activities	62,038	62,169	(131)
Cash flows from investing activities	(31,282)	(14,361)	(16,921)
Cash flows from financing activities	(47,793)	(62,162)	14,369
Effect of exchange rate changes on cash and cash equivalents	(3,573)	(528)	(3,045)
Cash and cash equivalents at the end of the period	$42,994	$70,272	$(27,278)
Cash Flows for 2014
The primary sources of funds provided from operating activities of approximately $62.0 million for the year to date period ended September 30, 2014 resulted from cash provided from net income of $31.1 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $34.3 million. This amount was offset by a net decrease in current assets and liabilities of approximately $3.4 million.

The change in cash flows from operating activities in 2014 as compared to 2013 related to the cash generated from the operations of Svendborg for the year to date period ended September 30, 2014 . While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2014 due to income from operations, a large number of non-cash charges, a decrease in working capital and profitability initiatives.
Net cash used in investing activities increased compared to the year to date period ended September 28, 2013 due to $15.1 million used for the Guardian acquisition along with increased capital expenditures offset by $0.3 million received from the sale of land during the year to date period ended September 30, 2014.
The change in net cash from financing activities in the year to date period ended September 30, 2014 as compared to the year to date period ended September 28, 2013 related primarily due to an $27.4 million decrease in principal payments made on the company’s Term Loan Facility and Revolving Credit Facility along with $5.0 million in additional borrowings under the Revolving Credit Facility. This was partially offset by a $3.8 million increase in dividend payments made during the year to date period ended September 30, 2014 along with a $12.8 million in stock repurchases related to the Company's new share repurchase program initiated during the period.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures for pension funding, and to pay dividends to our stockholders. We have approximately $36.2 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
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

During the quarter ended September 30, 2014, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.
We recorded the interest rate swap at fair value, which was $0.2 at September 30, 2014. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.0 million in the fair value of the interest rate swap. See Note 14 for further information.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2014, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Note Regarding Acquisition
In making its assessment of changes in internal control over financial reporting as of September 30, 2014, management has excluded the operations of various legal entities which make up the Svendborg Acquisition (consolidated by the Company as of December 17, 2013) as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company is currently assessing the control environment of this acquired business.
The Company’s consolidated financial statements reflect Svendborg’s results of operations from the beginning of business on December 17, 2014 forward. The acquired business’ total revenues were less than 10% of the Company’s total revenue for the nine months ended September 30, 2014.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended September 30, 2014.

Approximate Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2014 to July 31, 2014	50,012	$34.32	50,012	$45,374,678
August 1, 2014 to August 31, 2014	162,611	$32.82	160,975	$40,092,228
September 1, 2014 to September 30, 2014	89,997	$32.31	89,997	$37,184,409

(1)	We repurchased 1,636 of these shares of common stock during August 2014 in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
During the quarter ended September 30, 2014, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18, or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

October 27, 2014	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

October 27, 2014	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

October 27, 2014	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp. Current Report on form 8-K filed on October 27, 2008.