Form 10-K
period 2014-12-31
Altra Industrial Motion Corp.
filed 2015-02-26
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $950.0 million.
As of February 23, 2015, there were 26,419,588 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company
Altra Industrial Motion Corp. (“Altra” or the “Company”) (formerly Altra Holdings, Inc.) is a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT components. Our products are used to control and transmit power and torque in virtually any industrial application involving movement. With our global footprint, we sell our products in over 70 countries and serve customers in a diverse group of industries, including energy, general industrial, material handling, metals, mining, special machinery, transportation, and turf and garden. Our product portfolio includes clutches and brakes, couplings and gearing and power transmission components. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. Altra was incorporated in 2004 in the State of Delaware and became a publicly traded company in 2006. Altra is headquartered in Braintree, Massachusetts.
We market our products under well recognized and established brands, many of which have been in existence for over 50 years. We believe many of our brands, when taken together with our brands in the same product category, have achieved the number one or number two position in terms of consolidated market share and brand awareness in their respective product categories. Our products are either incorporated into products sold by original equipment manufacturers, (“OEMs”), sold to end users directly, or sold through industrial distributors.

The following table shows the percentage of total revenue and segment earnings generated by each of our three segments for the years ended December 31, 2014, 2013 and 2012:

	Net Sales			Operating Income
	2014	2013	2012	2014	2013	2012
Clutches and Brakes	52%	46%	45%	57%	56%	55%
Couplings	16%	17%	18%	17%	17%	20%
Gearing and Power Transmission Components	32%	37%	37%	26%	27%	25%

See Note 15 to the consolidated financial statements for more financial information about our segments.

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

Formation of Altra
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
On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, then the largest stockholder of Altra, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to our former wholly owned subsidiary Altra Power Transmission, Inc.
Recent Acquisitions and Transactions
On May 29, 2011, we acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business, or Bauer. We refer to this transaction as the Bauer Acquisition. Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing, and energy.
On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A., or Lamiflex. Lamiflex is a premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining.
On November 22, 2013, we changed our legal corporate name from Altra Holdings, Inc. to Altra Industrial Motion Corp.
On December 17, 2013, we acquired all the issued and outstanding shares of Svendborg Brakes A/S and S.B. Patent Holding ApS (together “Svendborg”). Svendborg is a leading global manufacturer of premium quality caliper brakes.
On July 1, 2014, we acquired all of the issued and outstanding shares of Guardian Ind., Inc. (“Guardian Couplings”). Guardian Couplings is a manufacturer and supplier of flywheel, motion control and general industrial couplings.
On December 31, 2014, Altra Power Transmission, Inc. was merged into Altra Industrial Motion Corp.

Our Industry
Based on industry data supplied by the Power Transmission Distributors Association in collaboration with Industrial Market Information, we estimate that industrial power transmission products generated sales in the United States of approximately $37.7 billion in 2014. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $22.5 billion market in the United States in 2014.
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

Company Goals and Operational Excellence

Operational Excellence is our comprehensive business management system designed to achieve world class performance. It reflects our quest to improve the flow of value to our customers with the goal of securing long-term growth and prosperity for our company, our employees and our partners. Operational Excellence applies to every function and every aspect of how we do business.

We are committed to driving shareholder return by leveraging Operational Excellence to achieve superior organic growth and operating margins, creating a market-focused culture that drives growth through innovation and maintaining a disciplined approach to acquisitions.
Our Business Strategy
With a strong long-term focus on Operational Excellence, organic growth and strategic acquisitions, we strive to create superior value for our customers, shareholders and associates. We seek to achieve this vision through the following strategies:

Capitalize on Operational Excellence to Drive Margin Expansion and Organic Growth.    We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, based on manufacturing centers of excellence, provides additional opportunities to consolidate purchasing processes and reduce costs by sharing best practices across geographies and business lines.

Collaborate with Customers to Create New Opportunities.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $68 million in revenues during 2014.

Capturing the Benefits of Common Ownership. We foster the sharing of best practices throughout the organization. We challenge our businesses to work together to identify cross-selling opportunities to increase customer and distributor penetration as well as to expand into new markets and geographic regions. Leveraging our global buying power, we expect our businesses to work together to identify cost saving opportunities and to improve supply chain management. Utilizing our common ERP system, we are working to implement a shared services structure that supports all of our business units in the United States. This will allow our businesses to receive the benefits of expanded customer service, cohesive marketing services and consolidated accounting functions which will increase efficiency and help to reduce cost.

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

Focus on Key Niche End Markets to Increase Organic Growth.    We emphasize strategic marketing to focus on new growth opportunities in key end-user and OEM markets. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements, and deploy resources to gain market share and drive future sales growth.

Disciplined Capital Allocation. We expect that our businesses will typically generate annual free cash flow. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses, with annual investment in capital spending with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional strategic acquisitions focused on our key markets. We have consistently provided shareholder returns by paying regular dividends, which have increased by 50% since being introduced during the quarter ended March 31, 2012. During the quarter ended June 30, 2014, we initiated purchases under our $50 million share repurchase program. Through December 31, 2014, we have repurchased approximately $17.6 million of Altra stock under the program.

Our Strengths
Operational Excellence.    We benefit from an established culture of lean management emphasizing quality, delivery and cost control through our Operational Excellence program. Operational Excellence is at the core of our performance-driven culture and drives both our strategic development and operational improvements. We continually evaluate every aspect of our business to identify possible productivity improvements and cost savings.
Leading Market Shares and Brand Names.    We believe we hold the number one or number two market position in key products across many of our core platforms. In addition, we believe we have recently captured additional market share in several product lines due to our innovative product development efforts and exceptional customer service and product delivery.
Customized, Engineered Products Serving Niche Markets.    We employ approximately 300 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.
Aftermarket Sales Supported by Large Installed Base.    With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2014, we estimate that approximately 39% of our revenues were derived from aftermarket sales.
Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2014, no single industry represented more than 17% of our total sales. In addition, we are geographically diversified with approximately 42% of our sales coming from outside North America during 2014.
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
Business Segments
We operate three business segments that are aligned by our product offerings: couplings, clutches and brakes, and gearing and power transmission components.
Couplings.    Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we design our couplings with a measure of flexibility that accommodates various degrees of misalignment. Altra manufacturers a diverse variety of couplings suitable for many industrial and specialty applications. Our various coupling products include: gear couplings, high performance diaphragm and disc couplings, elastomeric couplings, miniature and precision couplings, as well as universal joints, mill spindles and shaft locking devices. These products are sold into many different markets, including: food processing, oil and gas, power generation, material handling, medical, metals, mining, and mobile off-highway. Our couplings are primarily manufactured under the Ameridrives, Ameridrives Power Transmission, Bibby, Lamiflex, TB Wood's, Huco Dynatork, and Guardian brands in our facilities in Pennsylvania, Indiana, Texas, China, Wisconsin, Brazil and the United Kingdom.

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

•
Electromagnetic Clutches and Brakes.    Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture products for several niche vehicular applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names.

•
Overrunning Clutches.    Products include overrunning, indexing and backstopping clutches which are generally used as a mechanical means of prohibiting a shaft’s rotation in one direction while enabling its rotation in the opposite direction. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, and other specialty machinery. We also sell our overrunning clutch products into the aerospace and defense market for fixed and rotary wing aircraft. We market and sell these products under the Formsprag, Marland, and Stieber brand names.

•
Heavy Duty Clutches and Brakes.    Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining, material handling, marine, wind turbine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch, Twiflex, Industrial Clutch and Svendborg Brakes brand names.

Gearing and Power Transmission Components

•
Gearing. Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive and gear motor configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing and gear motor products under the Boston Gear, Nuttall Gear, Delroyd, and Bauer Gear Motor brand names. We manufacture our gearing products at our facilities in New York, North Carolina, Germany, Slovakia, and China, and sell to a variety of end markets.

•
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

•
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
Sales and Marketing
We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 183 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.
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
Distribution
Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2014, we derived approximately 58% of our net sales from customers in North America, 28% from customers in Europe and 14% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.
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
Competition
We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Rexnord Corporation and Regal-Beloit Corporation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service, and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “ Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”

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
Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor, PowerFlex, Svendborg Brakes and Guardian Couplings.
Employees
As of December 31, 2014, we had 3,957 full-time employees, of whom approximately 51% were located in North America (primarily U.S.), 33% in Europe, and 16% in Asia and the rest of the world. Approximately 15% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 733 employees or 56% of our European employees are represented by labor unions or works councils. Approximately 60 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 55 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 45 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.
We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2015, October 2016, June 2017 and February 2018.
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
Seasonality
We experience seasonality in our turf and garden business, which represented approximately 6.5% of our net sales in 2014. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.
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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. In addition, from time to time, we are notified that we are a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, we have generally resolved matters involving off-site disposal facilities for a nominal sum although there can be no assurance that we will be able to resolve pending and future matters in a similar fashion.
Executive Officers of Registrant
The following sets forth certain information with regard to our executive officers as of February 26, 2015 (ages are as of December 31, 2014):

Carl R. Christenson (age 55) has been our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.
Christian Storch (age 55) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 48) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.
Gerald Ferris (age 65) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.
Todd B. Patriacca (age 45) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.
Craig Schuele (age 51) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra's merger and acquisition activity. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets, including oil and gas. In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand, downturn or uncertainty in cyclical markets may reduce our sales and profitability.
We rely on independent distributors and the loss of these distributors could adversely affect our business.
In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2014, approximately 31% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 7% of our net sales for the year ended December 31, 2014. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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
Our products are characterized by performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:
•product quality and availability;
•price competitiveness;
•technical expertise and development capability;
•reliability and timeliness of delivery;
•product design capability;
•manufacturing expertise; and
•sales support and customer service.
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
Our net sales outside North America represented approximately 40% of our total net sales for the year ended December 31, 2014. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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
Our operations depend on commercial activities and production facilities throughout the world, many of which may be located in jurisdictions that are subject to increased risks of disrupted production or commercial activities causing delays in shipments and loss of customers and revenue.
We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, Denmark, France, Germany, Mexico, Russia, Slovakia, and the United Kingdom. Serving a global customer base requires that we place production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations and commercial activities could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any such disruptions could materially adversely affect our business.
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
The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2014, the average price of copper and steel has increased approximately 109% and 77%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.
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
As of December 31, 2014, we had 3,957 full-time employees, of whom approximately 51% were located in North America (primarily U.S.), 33% in Europe, and 16% in Asia and the rest of the world. Approximately 15% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 733 employees or 56% of our European employees are represented by labor unions or works councils. Approximately 60 employees in the Kilian production facilities in Toronto, Canada are unionized under a collective bargaining agreement. Approximately 55 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 45 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.
We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2015, October 2016, June 2017 and February 2018.
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
Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. In addition, from time to time, we are notified that we are a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, we have generally resolved matters involving off-site disposal facilities for a nominal sum although there can be no assurance that we will be able to resolve pending and future matters in a similar fashion.

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

The market price of our common stock may decline as a result of acquisitions if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the acquired businesses are not realized, or if the transaction costs related to the acquisitions are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.
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
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles at December 2014 resulted in no reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.
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
Computer viruses, malware, and other “hacking” programs and devices may attack our infrastructure, industrial machinery, software, or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. Hacking, computer viruses, and other malware could result in significant damage to our infrastructure, industrial machinery, systems, or databases. We may incur significant costs to protect our systems and equipment against the threat of, and to repair any damage caused by, computer viruses and hacking. Moreover, if a computer virus or hacking affects our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.
If we are unable to successfully implement our new ERP system across the Company or such implementation is delayed, our operations may be disrupted or become less efficient.
We are in the process of implementing a new Enterprise Resource Planning system entitled “SAP” worldwide, with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The adoption of the new SAP system, which replaces the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. To date, we have completed implementation at 17 of our 26 business units. Currently, we do not have a time line to complete implementations at the remaining business units. If the remaining implementation of the SAP system is delayed, in whole or in part, we would continue to use our current systems which may not be sufficient to support our planned operations and significant upgrades to the current systems may be warranted or required to meet our business needs pending SAP implementation. In addition, we rely on third-party vendors to provide long-term software maintenance support and hosting services for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operations. In addition, we do not control the operation of any third party hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems with our third party hosting vendors could disrupt the management of, and have a material adverse effect on, our business operations. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.
Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.
As of December 31, 2014, we had approximately $268.5 million of gross indebtedness outstanding including (i) a principal balance of $85.0 million outstanding under our Convertible Notes (as defined herein); (ii) $40.0 million outstanding and $149.0 million available under our Revolving Credit Facility (as defined herein); and (iii) $87.3 million and €38.2 million outstanding under our Term Loan Facility (as defined herein). Our indebtedness has important consequences; for example, it could:

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
Substantially all of the domestic personal property of the Company and its domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the Amended and Restated Credit Agreement dated December 6, 2013 (the “Credit Agreement”) governing our Revolving Credit Facility and Term Loan Facility. In addition, the Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
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
Subject to a number of important exceptions, the Credit Agreement may limit our ability to:
•incur more debt;
•pay dividends or make other distributions;
•redeem stock;
•issue stock of subsidiaries;
•make certain investments;
•create liens;
•reorganize our corporate structure;
•enter into transactions with affiliates;
•merge or consolidate; and
•transfer or sell assets.
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
We face risks associated with our exposure to variable interest rates and foreign currency exchange rates.
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
From time to time, we rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rates payable on $82.5 million of our outstanding borrowings under the Credit Agreement. Failure to perform under a derivatives contract by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.
Our stockholders may experience dilution upon the conversion of our Convertible Notes.
Our Convertible Notes are convertible into shares of our common stock beginning March 1, 2030 or, under certain circumstances including where our stock trades above 130% of the conversion price for a specified period of time as set forth in the Convertible Notes, earlier. Upon conversion, we must deliver shares of our common stock or cash. The conversion rate of our Convertible Notes was initially 36.0985 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $27.70 per share of common stock), and as of December 31, 2014 is 37.44 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $26.71 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $85.0 million convertible debt currently outstanding is 3,182,761. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. In the event the average price of our stock exceeds the conversion price we will be required to include the maximum number of shares of common stock that would be issued upon conversion in our calculation of diluted weighted average shares outstanding which will have the effect of decreasing our earnings per share.
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
New regulations related to conflict minerals could adversely impact our business
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required country of origin inquiries and potentially due diligence, with initial disclosure requirements beginning in May 2014 relating to activities in 2013. There have been and will continue to be costs associated with complying with these disclosure requirements, including for country of origin inquiries and due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.
Continued volatility and disruption in global financial markets could significantly impact our customers, suppliers, weaken the markets we serve and harm our operations and financial performance.
Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing disruption in recent years. Further, economic conditions in the European Union have deteriorated and, with the Bauer Acquisition and the Svendborg Acquisition, our exposure to European markets has increased. Given the significance and widespread nature of these circumstances, the U.S., European, and global economies could remain significantly challenged for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, a tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, a tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.
We may not realize the expected benefits of the Guardian Acquisition, the Svendborg Acquisition and the Lamiflex Acquisition because of integration difficulties and other challenges.
The success of the Guardian Acquisition, the Svendborg Acquisition and the Lamiflex Acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating the Guardian, Svendborg, and Lamiflex businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of the Guardian, Svendborg, and Lamiflex businesses include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain key customers;

•	operating risks inherent in the Guardian business, the Svendborg business, the Lamiflex business, and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Altra, Guardian, Svendborg and Lamiflex had achieved or might achieve separately. In addition, we may not accomplish the integration of the Guardian, Svendborg and Lamiflex’s businesses smoothly, successfully or within the anticipated costs or timeframe.
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
We may not realize the expected growth and production savings from our facility in Changzhou, China.
We have completed the construction of a new plant in Changzhou, China at the end of 2012. There are numerous risks and uncertainties that may prevent us from achieving the revenues necessary to sustain and grow this facility. Some of these risks and uncertainties relate to our ability to: offer new and innovative products to attract and retain a larger customer base; attract additional customers; undertake more contracted projects; maintain effective control of our costs and expenses; respond to evolving social, economic and political changes in China; respond to competitive market conditions; manage risks associated with intellectual property rights; and attract, retain and motivate qualified personnel. If we are unsuccessful in addressing any of these risks and uncertainties and such growth or production savings do not materialize, or should the timeline for full production at the facility be delayed, we may be unable to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
In addition to our leased headquarters in Braintree, Massachusetts, we maintain 32 production facilities, fourteen of which are located in the United States, one in Canada, eleven in Europe, two in Brazil, three in China, and one in Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2014, indicating the location, principal use and whether the facilities are owned or leased.

Location	Segments	Brand	Major Products	Sq. Ft.	Type of Possession	Expiration
United States
Chambersburg, Pennsylvania	Gearing and Power Transmission Components	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois(1)	Clutches and Brakes	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Gearing and Power Transmission Components	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Clutches and Brakes	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Clutches and Brakes	Formsprag, Marland	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Couplings	Ameridrives	Engineered Couplings	76,200	Owned	N/A
San Marcos, Texas	Couplings	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Columbia City, Indiana	Clutches and Brakes	Warner Electric	Electromagnetic Clutches & Brakes & Coils	96,000	Leased	September 1, 2028
Charlotte, North Carolina	Gearing and Power Transmission Components	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2017
Niagara Falls, New York	Gearing and Power Transmission Components	Nuttall Gear	Gearing	155,509	Leased	March 31, 2018
New Hartford, Connecticut	Clutches and Brakes	Inertia Dynamics, Warner Electric	Electromagnetic Clutches & Brakes	81,491	Leased	July 30, 2024
Braintree, Massachusetts(2)	Corporate	Altra	—	13,804	Leased	November 30, 2016
Belvidere, Illinois	Clutches and Brakes	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2015
Green Bay, Wisconsin	Couplings	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2016
Michigan City, Indiana	Couplings	Guardian	Engineered Couplings	50,000	Leased	June 30, 2019
International
Heidelberg, Germany	Clutches and Brakes	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Clutches and Brakes	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Clutches and Brakes	Wichita Clutch, Twiflex	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Clutches and Brakes	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A

Toronto, Canada	Gearing and Power Transmission Components	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Couplings	Bibby Transmissions	Engineered Couplings Power Transmission Components	26,100	Owned	N/A
Shenzhen, China	Clutches and Brakes, Gearing and Power Transmission Components	Warner Electric, Bauer Gear Motor	Electromagnetic Clutches & Brakes Precision Components, Gear Motors	140,000	Leased	April 30, 2017
San Luis Potosi, Mexico	Couplings, Gearing and Power Transmission Components	TB Wood’s	Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Clutches and Brakes, Couplings	Matrix	Clutch Brakes, Couplings	27,889	Leased	February 24, 2022
Garching, Germany	Clutches and Brakes	Stieber	Overrunning Clutches	32,292	Leased	(3)
Hertford, England	Couplings	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	December 19, 2017
Esslingen, Germany	Gearing and Power Transmission Components	Bauer Gear Motor	Gear motors	61,762	(6)	(6)
Zlate Moravce, Slovakia	Gearing and Power Transmission Components	Bauer Gear Motor	Gear motors	41,499	Leased	(4)
Changzhou, China	Couplings	Ameridrives	Engineered Couplings	107,348	Owned	N/A
Sao Paulo, Brazil	Couplings	Lamiflex	Engineered Couplings	10,764	Leased	(5)
Cotia, Brazil	Couplings	Lamiflex	Engineered Couplings	26,910	Owned	N/A
Vejstrup, Denmark	Clutches and Brakes	Svendborg Brakes	Heavy Duty Clutches and Brakes	18,525	Owned	N/A
Shanghai, China	Clutches and Brakes	Svendborg Brakes	Heavy Duty Clutches and Brakes	13,024	Leased	November 14, 2015

(1)	Shared services center, selective engineering functions as well as limited production facility

(2)	Corporate headquarters and selective customer service functions.

(3)	Must give the lessor twelve months notice for termination.

(4)	Indefinite lease; lease cancelable with 2 year notice given.

(5)	Month to month lease. Must give lessor 30 days notice for termination.

(6)	Property consists of spaces that are owned and leased with various expiration dates. Owned facilities sq. ft. is 43,648. The leased property sq. ft. is 18,114.

Item 3.	Legal Proceedings.
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
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 23, 2015, the number of holders of record of our common stock was approximately 75.
The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2014
Fourth Quarter	$32.31	$26.52
Third Quarter	$38.08	$29.13
Second Quarter	$37.42	$32.78
First Quarter	$39.60	$30.53
Fiscal year ended December 31, 2013
Fourth Quarter	$34.54	$25.70
Third Quarter	$31.34	$24.31
Second Quarter	$30.10	$24.59
First Quarter	$28.13	$21.89
Dividends
The Company declared and paid dividends of $0.46 per share of common stock for the year ended December 31, 2014. The Company declared dividends of $0.38 per share for the year ended December 31, 2013, of which $0.10 or $2.7 million was paid on January 3, 2014 and accrued for in the balance sheet at December 31, 2013.
On February 11, 2015, the Company declared a dividend of $0.12 per share for the quarter ended March 31, 2015, payable on April 2, 2015 to shareholders of record as of March 18, 2015. See note 17 to the consolidated financial statements.
Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	767,002
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	767,002

(1)	The the 2014 Omnibus Incentive Plan was approved by the Company's shareholders at its 2014 annual meeting.
Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2014 to October 31, 2014	60,256	$28.65	60,256	$35,458,110
November 1, 2014 to November 30, 2014	45,684	$31.18	45,684	$34,033,672
December 1, 2014 to December 31, 2014	56,588	$29.19	56,588	$32,382,087

(1)
During the quarter ended December 31, 2014, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buy back of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the 5 year period from December 31, 2009, through December 31, 2014, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment. The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., and Regal Beloit Corp.

Quarter Ended

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Altra Industrial Motion Corp.	—%	11.17%	5.43%	19.27%	60.81%	91.26%	94.25%	(6.32)%	52.47%
S&P Small Cap 600	—%	8.33%	(1.39)%	7.8%	24.99%	34.28%	33.7%	6.85%	24.8%
Peer Group	—%	13.51%	7.64%	17.76%	35.13%	48.29%	40.12%	4.24%	21.6%

	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014
Altra Industrial Motion Corp.	55.47%	27.45%	47.37%	78.54%	120.4%	121.7%	117.89%	177.09%	189.07%
S&P Small Cap 600	39.34%	33.93%	40.71%	43.29%	59.77%	65.52%	82.73%	100.1%	101.78%
Peer Group	46.06%	44.47%	61.68%	64.17%	56.77%	37.93%	55.53%	69.64%	61.98%

	6/30/2014	9/30/2014	12/31/2014
Altra Industrial Motion Corp.	194.66%	136.11%	129.88%
S&P Small Cap 600	105.31%	90.92%	108.98%
Peer Group	67.56%	41.34%	69.27%

Item 6.    Selected Financial Data.
The following table contains our selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Industrial Motion Corp. Amounts in thousands, except per share data
	Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales	$819,817	$722,218	$731,990	$674,812	$520,162
Cost of sales	570,948	506,837	513,442	478,394	366,151
Gross profit	248,869	215,381	218,548	196,418	154,011
Operating expenses:
Selling, general and administrative expenses	156,471	130,155	127,044	113,375	89,478
Research and development expenses	15,522	12,536	11,457	10,609	6,731
Restructuring costs	1,767	1,111	3,196	—	2,726
	173,760	143,802	141,697	123,984	98,935
Income from operations	75,109	71,579	76,851	72,434	55,076
Other non-operating income and expense:
Interest expense, net	11,994	10,586	40,790	24,035	19,638
Other non-operating expense (income), net	(3)	1,657	1,702	(32)	909
	11,991	12,243	42,492	24,003	20,547
Income before income taxes	63,118	59,336	34,359	48,431	34,529
Provision for income taxes	22,936	19,151	10,154	10,756	10,004
Net income	40,182	40,185	24,205	37,675	24,525
Net (income) loss attributable to non-controlling interest	(15)	90	88	—	—
Net income attributable to Altra Industrial Motion Corp.	$40,167	$40,275	$24,293	$37,675	$24,525
Other Financial Data:
Depreciation and amortization	$32,137	$27,924	$27,376	$24,683	$20,036
Purchases of fixed assets	28,050	27,823	31,346	22,242	17,295
Cash flow provided by (used in):
Operating activities	84,499	89,625	59,918	46,901	42,764
Investing activities	(42,294)	(130,005)	(38,770)	(89,887)	(17,827)
Financing activities	(53,965)	17,991	(29,880)	64,765	(3,359)
Weighted average shares, basic	26,713	26,766	26,656	26,526	26,399
Weighted average shares, diluted	27,403	26,841	26,756	26,689	26,535
Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.50	$1.50	$0.91	$1.42	$0.93
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.47	$1.50	$0.91	$1.41	$0.92
Cash dividend declared	$0.46	$0.38	$0.16	$—	$—

	Altra Industrial Motion Corp. December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$47,503	$63,604	$85,154	$92,515	$72,723
Total assets	684,563	735,676	633,039	629,985	508,102
Total debt, net of unaccreted discount	255,752	278,272	247,595	264,049	216,502
Long-term liabilities, excluding long-term debt	$64,717	$63,931	$55,428	$56,122	$43,349
Comparability of the information included in the selected financial data has been impacted by the acquisitions of Bauer in 2011, Lamiflex in 2012, Svendborg in 2013 and Guardian in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;

•	the cyclical nature of the markets in which we operate;

•	changes in market conditions in which we operate that would influence the value of the Company’s stock;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;

•	the risks associated with international operations, including currency risks;

•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;

•	the Company’s ability to complete cost reduction actions and risks associated with such actions;

•	the Company’s ability to control costs;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;

•	the Company’s risk of loss not covered by insurance;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;

•	the risks associated with certain minimum purchase agreements we have with suppliers;

•	fluctuations in the costs of raw materials used in our products;

•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;

•	work stoppages and other labor issues;

•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the Company’s ability to attract and retain key executives and other personnel;

•
the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our new ERP system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Lamiflex Acquisition, the Svendborg Acquisition and the Guardian Acquisition;

•	the risks associated with the Company’s investment in its manufacturing facility in Changzhou, China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document
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
The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the Selected Historical Financial Data, and the consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk

Factors”. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.
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
While the power transmission industry has undergone some consolidation, we estimate that in 2014 the top five broad-based electromechanical power transmission companies represented approximately 16% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Currently, our financial performance is adversely impacted by foreign currency exchange rates, weakness in European and Russian economies, and challenging dynamics in several of our end markets including oil and gas, agriculture, and mining. As a result of these current conditions, in 2015 we will focus on driving cost management throughout our organization. We expect these initiatives to include among other things, discretionary expense reduction, supplier cost negotiations and other actions to bring SG&A expense in line with the expected decline in revenues. We expect that these efforts, if successful, will gradually contribute to our performance as we proceed throughout 2015.
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
Inventory.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 7.0% of total inventory. The cost of inventory includes direct materials, direct labor, and production overhead. Market is defined as net realizable value. We state inventories acquired through acquisitions at their fair value at the date of acquisition as based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.
Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets
Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names, and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 17 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.
Goodwill and trade names and trademarks are considered indefinite lived assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.
Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis
We review the difference between the estimated fair value and net book value of each reporting unit. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis in a future period, if the estimated profitability decreased by 10% when compared to our forecasts to determine what amount of goodwill is potentially impaired. As of December 31, 2014, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.
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
For our indefinite lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.25%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. No impairment indicators were noted in periods presented in the Annual Report.
The Company did not identify any impairments related to goodwill, definite-lived intangible assets or indefinite lived intangible assets as the fair value of our reporting units and definite lived intangible assets were substantially in excess of their carrying value in the periods presented in the Annual Report.
Income Taxes.
Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions, and are subject to change given the political and economic climate in those countries. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our current and deferred tax provisions. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.
Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for financial reporting purposes differs from the timing of recognition for reporting purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate.
We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
We recognize the benefit of uncertain tax positions when, in management’s judgment, it is more likely than not that positions we have taken in our tax returns will be sustained upon examination, which are measured at the largest amount that is greater than 50% likely of being realized upon settlement. We adjust our tax liabilities when our judgment changes as a result of the evaluation of new information or information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which additional information is available or the position is ultimately settled under audit.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should we decide to repatriate the foreign earnings, we may have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside of the United States.

Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Results of Operations.
Amounts in thousands, except percentage data

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales	$819,817	$722,218	$731,990
Cost of sales	570,948	506,837	513,442
Gross profit	248,869	215,381	218,548
Gross profit percentage	30.36%	29.82%	29.86%
Selling, general and administrative expenses	156,471	130,155	127,044
Research and development expenses	15,522	12,536	11,457
Restructuring costs	1,767	1,111	3,196
Income from operations	75,109	71,579	76,851
Interest expense, net	11,994	10,586	40,790
Other non-operating (income) expense, net	(3)	1,657	1,702
Income before income taxes	63,118	59,336	34,359
Provision for income taxes	22,936	19,151	10,154
Net income	40,182	40,185	24,205
Net (income) loss attributable to non-controlling interest	(15)	90	88
Net income attributable to Altra Industrial Motion Corp.	$40,167	$40,275	$24,293

Segment Performance.
Amounts in thousands, except percentage data

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net Sales:
Clutches & Brakes	$426,293	$336,616	$334,901
Couplings	134,464	125,169	128,705
Gearings & Power Transmission Components	264,514	265,154	274,004
Intra-segment eliminations	(5,454)	(4,721)	(5,620)
Net sales	$819,817	$722,218	$731,990

Income from operations:
Segment earnings:
Clutches & Brakes	53,386	48,150	50,570
Couplings	16,091	15,021	18,146
Gearings & Power Transmission Components	24,534	23,881	22,421
Restructuring	(1,767)	(1,111)	(3,196)
Corporate expenses	(17,135)	(14,362)	(11,090)
Income from operations	$75,109	$71,579	$76,851

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Net sales	$819,817	$722,218	$97,599	13.5%
Net Sales.    The increase in sales during 2014 is due to the acquisition of Svendborg in our Clutches and Brakes business segment ($84.2 million) and Guardian in our Couplings business segment ($5.2 million), Sales volumes increased approximately $6.3 million largely due to increased oil and gas industry volumes primarily generated by our Clutches and Brakes business segment. We expect sales to decrease somewhat in 2015 primarily due to the impact of exchange rates and unfavorable indicators in the oil and gas market.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Gross Profit	$248,869	$215,381	$33,488	15.5%
Gross Profit as a percent of sales	30.4%	29.8%
Gross profit.    Gross profit as a percentage of sales is approximately consistent with that of 2013.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$156,471	$130,155	$26,316	20.2%
SG&A as a percent of sales	19.1%	18.0%
Selling, general and administrative expenses.
Of the increase in SG&A, $23.0 million is due to the inclusion of expenses related to the acquisition of Svendborg and Guardian. The remainder of the difference relates to $3.1 million in increased costs associated with the Company's employer sponsored health care plan in the United States, offset by approximately $1.7 in general cost savings.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Research and development expenses (“R&D”)	$15,522	$12,536	$2,986	23.8%
Research and development expenses.    Of the increase in R&D, approximately $1.8 million relates to the inclusion of R&D related to the acquisition of Svendborg for the year. R&D expenses as a percentage of sales excluding the impact of Svendborg increased somewhat from 1.7% to 1.9% of sales, within our expectations of 1.8% - 2.0% of sales.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Restructuring Costs	$1,767	$1,111	$656	59.0%
Restructuring costs.   The Company adopted a restructuring plan (the "2014 Altra Plan”) in the quarter ended September 30, 2014 as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. The Company does not expect to incur additional expenses during 2015 associated with the 2014 Altra Plan.
The Company adopted a restructuring plan in the quarter ended December 31, 2012 the ("2012 Plan") to improve profitability in Europe. These actions included reducing headcount, moving and relocating equipment and limiting discretionary spending. Restructuring expense in 2013 relates to the remaining expenses under the 2012 Plan.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Interest Expense, net	$11,994	$10,586	$1,408	13.3%
Interest expense.    Net interest expense increased during 2014 compared to 2013, primarily due to the borrowing of approximately $84.3 million for the acquisition of Svendborg during December 2013.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Other non-operating (income) expense, net	$(3)	$1,657	$(1,660)	(100.2)%
Other non-operating (income) expense.    Other non-operating expense in each period relates to changes in foreign currency, primarily the changes in the British Pound Sterling and Euro.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Provision for income taxes	$22,936	$19,151	$3,785	19.8%
Provision for income taxes as a % of income before taxes	36.3%	32.3%
Provision for income taxes.    The 2014 provision for income taxes, as a percentage of income before taxes, was higher than that of 2013. This increase was primarily relating to the discrete tax impact of a one time charge of $3.8 million recorded during 2014 relating to the restructuring of certain of our foreign subsidiaries which resulted in additional taxable income in the United States during the year ended 2014. We expect that this restructuring will result in a lower tax rate in future years. This increase was partially offset by the favorable impact of statutory tax rate reductions in the United Kingdom along with the lower statutory tax rates in jurisdictions in which the Svendborg business operates.
We expect our tax rate for the year ended December 31, 2015 to be between approximately 30% to 32%, before discrete items.
Segment Performance
Clutches and Brakes.
Net sales in the Clutches and Brakes business segment were $426.3 in 2014, an increase of approximately $89.7 million or 26.6%, from 2013. The increase was primarily the result of the impact of additional sales from the Svendborg Acquisition. Segment operating income grew $5.2 million primarily as a result of the Svendborg Acquisition.

Couplings.
Net sales in the Couplings business segment were $134.5 million in 2014, an increase of approximately $9.3 million, or 7.4%, from 2013. The increase was primarily the result of the impact of additional sales from the Guardian acquisition, growth from gas turbine machinery for the oil & gas and power generation markets and projects related to steel mill repairs in the metals market. These factors were partially offset by economic weakness in Brazil. Segment operating income increased $1.1 million.

Gearing and Power Transmission
Net sales in the Gearing and Power Transmission Components business segment were $264.5 in 2014, compared with $265.1 million in 2013, a decrease of $0.6 million. The decline was primarily the result of economic weakness in Russia and Europe. Segment operating income declined $0.6 million, primarily as a result of decreased volumes.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Net sales	$722,218	$731,990	$(9,772)	(1.3)%
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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Gross Profit	$215,381	$218,548	$(3,167)	(1.4)%
Gross Profit as a percent of sales	29.8%	29.9%
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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Research and development expenses (“R&D”)	$12,536	$11,457	$1,079	9.4%
Research and development expenses.    R&D expenses increased due to increased R&D efforts as well as headcount additions.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Restructuring Costs	$1,111	$3,196	$(2,085)	(65.2)%
Restructuring costs.    In the quarter ended December 31, 2012, we adopted a restructuring plan (the “2012 Altra Plan”) to improve profitability in Europe. These actions included reducing headcount, moving and relocating equipment and limiting discretionary spending.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Interest Expense, net	$10,586	$40,790	$(30,204)	(74.0)%
Interest expense.    Net interest expense decreased due to our debt refinancing in November 2012 and lower average outstanding balances in 2013. The Company refinanced its debt at much lower rates than were in effect during 2012. In 2012, we paid additional premium related to the redemption of our Senior Secured Notes of $11.4 million, and wrote off the unamortized costs associated with the issuance of the Senior Secured Notes, in the amount of $4.4 million. In conjunction with the 2012 refinancing, we wrote off the deferred financing costs associated with the prior 2009 revolving credit agreement in the amount of $3.0 million, which appears as interest expense in our Consolidated Statements of Income.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2013	December 31, 2012	Change	%
Other non-operating (income) expense, net	$1,657	$1,702	$(45)	(2.6)%
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
Segment Performance
Clutches and Brakes.
Net sales in the Clutches and Brakes business segment were $336.6 million in 2013, an increase of approximately $1.7 million or 0.5% compared to 2012. Excluding the impact on sales from the Svendborg acquisition during December 2013, sales levels were flat in 2013 as compared to 2012. Segment operating income decreased $2.4 or 4.8% during 2013 as compared to 2012 primarily due to unfavorable product mix.

Couplings.
Net sales in the Couplings business segment were $125.2 million in 2013, a decrease of $3.5 million 2.7% from 2012. This decrease was primarily due to a decrease in volume in the mining and metals market. Operating income was negatively impacted by $3.1 primarily as a result of the decreased volumes experienced in the mining market and an additional start up costs of approximately $0.8 million at our Changzhou, China facility.

Gearing and Power Transmission
Net sales in the Gearing and Power Transmission Components business segment were $265.2 million in 2013, a decrease of $8.8 or approximately 3.2% from 2012. The decline was primarily the result of economic weakness in the segment's European operations. Despite the decline in sales, operating income increased approximately $1.5 million, or 6.5%, primarily as a result of restructuring activities initiated as part of the 2012 Altra Plan to improve profitability in Europe.

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
Credit Agreement
On December 6, 2013, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") between certain of our domestic subsidiaries, including Altra Power Transmission, Inc. (“APT”), and Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of our foreign subsidiaries, (collectively, the “Borrowers”), the lenders party to the Credit Agreement from time to time (collectively, the “Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed through a Guarantee Agreement by certain domestic subsidiaries (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”), and which may be amended from time to time. The Credit Agreement amends and restates our former Credit Agreement, dated as of November 20, 2012, as amended (the “Former Credit Agreement”), between the Company, certain of our domestic subsidiaries, the lenders party to the Amended and Restated Credit Agreement from time to time (the “Former Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the Administrative Agent, guaranteed by certain domestic subsidiaries, pursuant to which the Former Lenders made available to the Borrowers an initial term loan facility of $100,000,000 and an initial Revolving Credit Facility, as defined below, of $200,000,000.

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

As of December 31, 2014, we had $40.0 million outstanding on our Revolving Credit Facility, $133.7 million outstanding under our Term Loan Facility and $11.0 million in letters of credit outstanding.
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
In connection with the Pledge and Security Agreement, certain of the Loan Parties delivered a Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties' signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement at December 31, 2014.
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
We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at December 31, 2014.
Borrowings

	Amounts in millions
	December 31, 2014	December 31, 2013
Debt:
Revolving Credit Facility	$40.0	$41.2
Convertible Notes	85.0	85.0
Term Loan Facility	133.7	163.2
Equipment Loan	5.4	4.1
Bauer Mortgage	3.6	—
Other Mortgages	0.3	0.7
Capital leases	0.5	0.2
Total Debt	$268.5	$294.4
Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended December 31, 2014 and December 31, 2013, respectively.

Amounts in thousands, except percentage data
	2014	2013	Change
Cash and cash equivalents at the beginning of the period	63,604	85,154	(21,550)
Cash flows from operating activities	84,499	89,625	(5,126)
Cash flows from investing activities	(42,294)	(130,005)	87,711
Cash flows from financing activities	(53,965)	17,991	(71,956)
Effect of exchange rate changes on cash and cash equivalents	(4,341)	839	(5,180)
Cash and cash equivalents at the end of the period	$47,503	$63,604	$(16,101)
Cash Flows for 2014
Funds provided by operating activities totaled approximately $84.5 million for fiscal 2014, a significant portion of which resulted from cash provided by net income of $40.2 million. In addition, net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, gain on disposal of fixed assets, amortization of inventory fair value adjustment, deferred financing costs, provision for deferred taxes, and non-cash gain on foreign currency was approximately $44.4 million. This is offset by a net increase in current assets and liabilities of approximately $0.1 million.
The change in cash flows from operating activities in 2014 as compared to 2013 related primarily to a decrease in inventory due to planned inventory management efforts that have positively impacted our inventory levels. Accounts Receivable balances have also decreased due to more timely collections and the impact of changes in foreign exchange rates. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during 2015 due to income from operations, the add-back of non-cash expenses and a continued decrease in working capital.
The change in net cash used in investing activities was primarily due to less acquisition activity ($79.5 million), partially offset by a $0.2 million increase in purchases of property, plant and equipment. 2013 acquisitions included the acquisition of Svendborg for $94.6 million, while 2014 included the Guardian acquisition for $15.1 million. The Company also received approximately $0.3 million more in proceeds from the sale of land during 2014 compared to 2013.
The decrease in net cash from financing activities was primarily due to an additional $25.1 million being returned to shareholders through increased dividends and the introduction of the Company's share repurchase program, a decrease of $31.0 million in payments on the Company's debt, and a decrease of $77.9 million in net proceeds from issuance of indebtedness during 2014.
We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, and for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of December 31, 2014, we have approximately $42.7 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
Cash Flows for 2013
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

Funds provided by operating activities totaled approximately $89.6 million for fiscal 2013, a significant portion of which resulted from cash provided by net income of $40.2 million. In addition, net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, provision for deferred taxes, and non-cash loss on foreign currency was approximately $39.5 million. Also included in the cash flows provided by operating activities is a net decrease in current assets and liabilities of approximately $10.0 million.
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

Capital Expenditures
We made capital expenditures of approximately $28.0 million and $27.8 million in the years ended December 31, 2014 and 2013, respectively. These capital expenditures will support on-going business needs. During 2013, we purchased a portion of the land and building in Esslingen, Germany in which our Bauer business operates. During 2014 we began construction on a new building in Esslingen, Germany. In 2015, we forecast capital expenditures to be in the range of $24.0 million to $26.0 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations
The following table is a summary of our contractual cash obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Term Loan Facility(1)	$9,481	$14,159	$18,038	$92,019	$—	$—	$133,697
Convertible Notes(2)	—	—	—	—	—	85,000	85,000
Operating leases	6,891	5,816	4,546	2,538	1,873	6,951	28,615
Capital leases	115	115	115	115	38	—	498
Mortgage(3)	258	—	—	—	—	—	258
Bauer Mortgage(4)	—	—	—	—	3,647	—	3,647
Revolving Credit Facility(5)	—	—	—	40,000	—	—	40,000
Equipment loan(6)	5,430	—	—	—	—	—	5,430
Minimum Purchase Contracts(7)	4,374	—	—	—	—	—	4,374
Total contractual cash obligations	$26,549	$20,090	$22,699	$134,672	$5,558	$91,951	$301,519

(1)	We have monthly and/or quarterly cash interest requirements due on the Term Loan Facility payable at variable rates which are not included in the above table.

(2)	We have semi-annual cash interest requirements due on the Convertible Notes with $2.3 million payable in 2015 through 2017, and $0.4 million due in 2018 which are not included in the above table.

(3)
In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has an outstanding principal balance of €0.2 million ($0.3 million) as of December 31, 2014, an interest rate of 5.75% and is payable in monthly installments over the next 2 years.

(4)
In August 2014, the Company entered an agreement with a bank to borrow €6.0 million or $7.9 million for the construction of its new facility in Esslingen, Germany during with an interest rate of 2.5% per year which is payable in annual interest payments of €0.2 million or $0.3 million to be paid in monthly installments which are not included in the table above. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

(5)
We have up to $200.0 million of total borrowing capacity, through December 6, 2018, under our Revolving Credit Facility of which $149.0 million is currently available. As of December 31, 2014, there were $11.0 million of outstanding letters of credit under our Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the Revolving Credit Facility through 2018, which are not included in the above table.

(6)
The Company has up to a 38.5 million RMB ($6.3 million) Equipment Loan with a Chinese bank to furnish its facility in Changzhou, China with equipment. The loan had a principal balance of 33.3 million RMB ($5.4 million) at December 31, 2014. Interest is payable monthly at interest rates between 5.40% and 8.00%.

(7)	The Company has minimum purchase contracts for inventory of €3.6 million ($4.4 million) for 2015.
From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2014, there were no requirements for 2015 to 2019 which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.
We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.4 million as of December 31, 2014, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the consolidated financial statements.
Stock-based Compensation

The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or awarded under the 2004 Plan and outstanding as of the effective date of the

2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.
As of December 31, 2014, there were 159,178 shares of unvested restricted stock outstanding under the 2004 Plan and the 2014 Plan. The remaining compensation cost to be recognized through 2017 is $3.7 million. Based on the stock price at December 31, 2014, of $28.39 per share, the intrinsic value of these awards as of December 31, 2014, was $4.5 million.
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
Seasonality
We experience seasonality in our turf and garden business, which represented approximately 6.5% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.
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
We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, with the exception of the interest rate swap described below, we do not utilize any other derivative instruments to manage these risks.
Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2014, approximately 39% of our revenues and approximately 18% of our total operating income were denominated in foreign currencies.
We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014. As of December 31, 2014, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4% and 3%, respectively.
Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Term Loan Facility and our Revolving Credit Facility that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. As of December 31, 2014, we had $40.0 million in borrowings under our

Revolving Credit Facility and $133.7 million under our Term Loan Facility.. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $1.0 million.
We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rate payable on a portion of our outstanding borrowings, currently $82.5 million, under the Credit Facility. We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.5 million in the fair value of the interest rate swap.
Commodity price exposure.   We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. From the first quarter of 2004 to the fourth quarter of 2014, the average price of copper and steel has increased approximately 109% and 77%, respectively. We primarily manage our risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Altra Industrial Motion Corp.
Braintree, Massachusetts
We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Industrial Motion Corp. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2015

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Balance Sheets
Amounts in thousands, except share and per share amounts

	Year Ended December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47,503	$63,604
Trade receivables, less allowance for doubtful accounts of $2,302 and $2,245 at December 31, 2014 and 2013, respectively	106,458	109,084
Inventories	132,736	143,665
Deferred income taxes	9,240	9,754
Income tax receivable	6,247	5,032
Prepaid expenses and other current assets	8,617	18,066
Total current assets	310,801	349,205
Property, plant and equipment, net	156,366	157,535
Intangible assets, net	110,730	118,768
Goodwill	102,087	104,339
Deferred income taxes	987	934
Other non-current assets, net	3,592	4,895
Total assets	$684,563	$735,676
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,298	$51,180
Accrued payroll	23,254	23,983
Accruals and other current liabilities	33,591	34,979
Income tax payable	3,189	12,963
Deferred income taxes	120	44
Current portion of long-term debt	15,176	16,924
Total current liabilities	119,628	140,073
Long-term debt — less current portion and net of unaccreted discount	240,576	261,348
Deferred income taxes	53,226	53,813
Pension liabilities	9,993	8,025
Long-term taxes payable	629	1,038
Other long-term liabilities	869	1,055
Redeemable non-controlling interest	883	991
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,353,755 and 26,819,795 issued and outstanding at December 31, 2014 and 2013, respectively)	26	27
Additional paid-in capital	139,087	154,471
Retained earnings	161,061	133,231
Accumulated other comprehensive loss	(41,415)	(18,396)
Total stockholders’ equity	258,759	269,333
Total liabilities, non-controlling interest and stockholders’ equity	$684,563	$735,676
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Income
Amounts in thousands, except per share data

	December 31,
	2014	2013	2012
Net sales	$819,817	$722,218	$731,990
Cost of sales	570,948	506,837	513,442
Gross profit	248,869	215,381	218,548
Operating expenses:
Selling, general and administrative expenses	156,471	130,155	127,044
Research and development expenses	15,522	12,536	11,457
Restructuring costs	1,767	1,111	3,196
	173,760	143,802	141,697
Income from operations	75,109	71,579	76,851
Other non-operating income and expense:
Interest expense, net	11,994	10,586	40,790
Other non-operating expense (income), net	(3)	1,657	1,702
	11,991	12,243	42,492
Income before income taxes	63,118	59,336	34,359
Provision for income taxes	22,936	19,151	10,154
Net income	40,182	40,185	24,205
Net (income) loss attributable to non-controlling interest	(15)	90	88
Net income attributable to Altra Industrial Motion Corp.	$40,167	$40,275	$24,293
Weighted average shares, basic	26,713	26,766	26,656
Weighted average shares, diluted	27,403	26,841	26,756
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.50	$1.50	$0.91
Diluted net income attributable to Altra Industrial Motion Corp.	$1.47	$1.50	$0.91
Cash dividend declared	$0.46	$0.38	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Comprehensive Income
Amounts in thousands, except per share data

	December 31,
	2014	2013	2012
Net income	$40,182	$40,185	$24,205
Other Comprehensive Income (loss):
Pension liability adjustment, net of tax	(1,685)	1,474	(2,122)
Change in fair value of interest rate swap, net of tax	8	135	—
Foreign currency translation adjustment, net of tax	(21,342)	3,398	3,795
Total Comprehensive income	17,163	45,192	25,878
Comprehensive (income) loss attributable to non-controlling interest	(108)	248	88
Comprehensive income attributable to Altra Industrial Motion Corp.	$17,055	$45,440	$25,966

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2012	$27	26,600	$150,234	$83,211	$(25,076)	$208,396	$—
Stock-based compensation and vesting of restricted stock	—	124	1,954	—	—	1,954	—
Net income	—	—	—	24,293	—	24,293	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(88)
Fair value of non-controlling interest at acquisition	—	—	—	—	—	—	1,327
Dividends declared, $0.16 per share				(4,304)		(4,304)
Cumulative foreign currency translation adjustment, net of $994 of tax expense	—	—	—	—	3,795	3,795	—
Minimum Pension adjustment, net of $1,388 tax expense	—	—	—	—	(2,122)	(2,122)	—
Balance at December 31, 2012	27	26,724	152,188	103,200	(23,403)	232,012	1,239
Stock-based compensation and vesting of restricted stock	—	96	2,283	—	—	2,283	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	40,275	—	40,275	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(90)
Dividends declared, $0.38 per share	—	—	—	(10,244)	—	(10,244)
Change in fair value of interest rate swap, net of $78 tax	—	—	—	—	135	135	—
Minimum Pension adjustment, net of $800 tax expense	—	—	—	—	1,474	1,474	—
Cumulative foreign currency translation adjustment, net of $50 tax expense	—	—	—	—	3,398	3,398	(158)
Balance at December 31, 2013	27	26,820	154,471	133,231	(18,396)	269,333	991
Stock-based compensation and vesting of restricted stock	—	79	2,233	—	—	2,233	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	40,167	—	40,167	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	15
Dividends declared, $0.46 per share	—	—	—	(12,337)	—	(12,337)
Change in fair value of interest rate swap	—	—	—	—	8	8	—
Minimum Pension adjustment, net of $478 tax expense	—	—	—	—	(1,685)	(1,685)	—
Repurchases of common stock - 545,154 shares	(1)	(545)	(17,617)	—	—	(17,618)
Cumulative foreign currency translation adjustment, net of $203 tax expense	—	—	—	—	(21,342)	(21,342)	(123)
Balance at December 31, 2014	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$40,182	$40,185	$24,205
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	23,118	21,419	20,537
Amortization of intangible assets	9,019	6,505	6,839
Amortization and write-offs of deferred loan costs	927	873	6,006
(Gain) loss on foreign currency, net	(157)	742	(125)
Amortization of inventory fair value adjustment	2,376	—	122
Accretion and write-off of debt discount and premium	3,407	3,143	4,869
(Gain) loss on disposal/impairment of fixed assets	(92)	147	251
Provision (benefit) for deferred taxes	2,712	3,464	(625)
Stock-based compensation	3,101	3,173	2,696
Changes in operating assets and liabilities:
Trade receivables	(1,050)	5,791	836
Inventories	5,402	6,412	4,084
Accounts payable and accrued liabilities	(6,055)	(708)	(6,640)
Other current assets and liabilities	860	2,156	726
Other operating assets and liabilities	749	(3,677)	(3,863)
Net cash provided by operating activities	84,499	89,625	59,918
Cash flows from investing activities
Purchase of property, plant and equipment	(28,050)	(27,823)	(31,346)
Proceeds from sale of Mt. Pleasant Facility	—	578	—
Proceeds from sale of land	848	—	—
Acquisition of Svendborg, net of $7.5 million cash received	—	(94,613)	—
Cash paid to escrow agent for Svendborg Transfer Pricing Claim liability	—	(8,147)	—
Acquisition of Lamiflex, net of $68 cash received	—	—	(7,424)
Acquisition of Guardian, net of $2.0 million cash received	(15,092)	—	—
Net cash used in investing activities	(42,294)	(130,005)	(38,770)
Cash flows from financing activities
Payment of debt issuance costs	—	(670)	(2,454)
Payments on term loan facility	(23,247)	—	—
Payments on revolving credit facility	(9,190)	—	—
Dividend payments	(15,033)	(7,548)	(4,304)
Proceeds from Equipment Loan	2,870	2,999	1,100
Payments of equipment and working capital notes	(1,594)	—	—
Borrowing under Revolving Credit Facility	8,000	21,198	—
Proceeds from Bauer mortgage	3,647	—	—
Borrowing under Additional Term Loan	—	68,871	—
Payments on Former Term Loan Facility	—	(5,625)	—
Payments on Former Revolving Credit Facility	—	(59,304)	—
Shares surrendered for tax withholding	(1,158)	(1,174)	(949)
Payment on mortgages and other debt	(642)	(756)	(1,199)
Common stock repurchase under share repurchase program	(17,618)	—	—
Redemption of variable rate demand revenue bonds related to the San Marcos Facility	—	—	(3,000)
Purchase of 8 1/8% Senior Secured Notes	—	—	(198,045)
Proceeds from Former Term Loan Facility and Revolving Credit Facility	—	—	179,304
Net payments on capital leases	—	—	(333)
Net cash (used) provided by financing activities	(53,965)	17,991	(29,880)
Effect of exchange rate changes on cash and cash equivalents	(4,341)	839	1,371
Net change in cash and cash equivalents	(16,101)	(21,550)	(7,361)
Cash and cash equivalents at beginning of year	63,604	85,154	92,515
Cash and cash equivalents at end of period	$47,503	$63,604	$85,154
Cash paid during the period for:
Interest	$7,618	$6,704	$30,891
Income taxes	$31,631	$13,398	$12,397
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$1,642	$1,179	$574
Dividend accrued	$—	$2,696	$—
Acquisition of property, plant and equipment through capital leases	$539	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Consolidated Financial Statements
Amounts in thousands (unless otherwise noted)
1.    Description of Business and Summary of Significant Accounting Policies
Basis of Preparation and Description of Business
Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 42 product lines with production facilities in twelve countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.
In November 2013, Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp., and Altra Industrial Motion, Inc., the Company’s former wholly owned subsidiary, changed its name to Altra Power Transmission, Inc. In December 2014, Altra Power Transmission, Inc. was merged into Altra Industrial Motion Corp.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Net Income Per Share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all potentially dilutive common stock equivalents outstanding. Common stock equivalent shares are included in the per share calculations when the effect of their inclusion is dilutive.
The following is a reconciliation of basic to diluted net income per share:

	Year Ended December, 31
	2014	2013	2012
Net income attributable to Altra Industrial Motion Corp.	$40,167	$40,275	$24,293
Shares used in net income per common share — basic	26,713	26,766	26,656
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	612	—	—
Incremental shares of unvested restricted common stock	78	75	100
Shares used in net income per common share — diluted	27,403	26,841	26,756
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.50	$1.50	$0.91
Diluted net income attributable to Altra Industrial Motion Corp.	$1.47	$1.50	$0.91
During the year ended December 31, 2014, the average price of the Company's common stock exceeded the current conversion price of the Company's Convertible Notes resulting in additional shares being included in net income per share in the diluted earnings per share calculation above. The Company excluded 2,571,130 shares in 2014, 3,137,351 shares in 2013 and 3,094,706 shares in 2012 (amounts not in thousands) related to the Convertible Notes (See Note 9) from the above earnings per share calculation as these shares were anti-dilutive.
Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Company’s Credit Agreement with certain financial institutions including the Term Loan Facility of $133,697,000 and a Revolving Credit Facility of $200,000,000 approximate the fair values due to the variable rate nature at current market rates.
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at December 31, 2014 and 2013. The estimated fair value of the Convertible Notes at December 31, 2014 and 2013 was $99.0 million and $116.5 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

Included in cash and cash equivalents as of December 31, 2014 and 2013 are money market fund investments of $0.3 million and $16.6 million, respectively, which are reported at fair value based on quoted market prices for such investments (level 1).
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) as of December 31, 2014 and 2013 was $0.1 million and $0.1 million , based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
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
Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying statements of income.
Trade Receivables
An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Wood’s. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 7.0% and 7.5% of total inventory at December 31, 2014 and 2013, respectively.
The cost of inventories acquired by the Company in its acquisitions reflect fair value at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
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
Intangible Assets
Intangible assets represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 17 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. Intangibles are stated net of accumulated amortization.
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
In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two-step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its deemed fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the asset’s carrying value, an impairment loss is recognized on those assets. The Company did not identify any impairment of goodwill during the periods presented.
For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.25%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks and did not identify any impairment. The Company did not identify any impairment of indefinite-lived intangible assets during the periods presented.
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
The Company did not identify any impairment of long-lived assets in the periods presented.
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

Debt Issuance Costs
Costs directly related to the issuance of debt are capitalized, included in other non-current assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $3.2 million and $4.1 million at December 31, 2014 and 2013, respectively.
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
Shipping and Handling Costs
Shipping and handling costs associated with sales are classified as a component of cost of sales. Amounts collected from our customers for shipping and handling are recognized as revenue.
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
Advertising
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $2.9 million, $2.5 million and $2.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
Stock-Based Compensation

The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan. The Company recognizes stock based compensation expense on a straight line basis for shares vesting ratably under the 2004 Plan and 2014 Plan and uses the graded-vesting method of recognizing stock-based compensation expense for performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

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
We assess our income tax positions and record tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Interest and penalties are related to unrecognized tax benefits in income tax expense in the consolidated statement of income and included in accruals and other long-term liabilities in the Company's consolidated balance sheet, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.
Changes in Accumulated Other Comprehensive Loss by Component
The following is a reconciliation of changes in Accumulated Other Comprehensive Loss for the periods presented:

	Interest Rate Swap	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2012	$—	$(2,485)	$(22,591)	$(25,076)
Net current-period Other Comprehensive Income	—	(2,122)	3,795	1,673
Accumulated Other Comprehensive Loss by Component, January 1, 2013	—	(4,607)	(18,796)	(23,403)
Net current-period Other Comprehensive Income	135	1,474	3,398	5,007
Accumulated Other Comprehensive Income (Loss) by component, January 1, 2014	135	(3,133)	(15,398)	(18,396)
Net current-period Other Comprehensive Income (Loss)	8	(1,685)	(21,342)	(23,019)
Accumulated Other Comprehensive Income (Loss) by component, December 31, 2014	$143	$(4,818)	$(36,740)	$(41,415)
2.    Acquisitions
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
The Company is in the process of finalizing the valuation of certain intangibles, the related tax impact and the valuation of certain tax information to finalize fair value. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price of $17.1 million, excluding acquisition costs of $0.2 million, is in excess of the fair value of net assets acquired by approximately $2.2 million. Current assets acquired, excluding approximately $2.0 million in cash, totaled approximately $4.0 million, non-current assets totaled approximately $9.2 million and current liabilities totaled approximately $0.3 million.
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
Svendborg Brakes
In December 2013, the Company consummated an agreement (the "Purchase Agreement") to acquire all of the issued and outstanding shares of Svendborg Brakes A/S and S.B. Patent Holding ApS (together “Svendborg”) for cash consideration of €80.1 million ($110.2 million), less the cash remaining on the balance sheet at close of €5.4 million ($7.5 million). This transaction is referred to as the Svendborg Acquisition. Through the Svendborg Acquisition, the Company acquired the leading global manufacturer of premium quality caliper brakes. With the Svendborg Acquisition, in addition to a presence in Denmark, the Company acquired Svendborg’s well-established sales network in 7 additional countries in Western Europe, China, South America, Australia and the United States as well as a manufacturing facility in China.
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
During the year ended December 31, 2014, the Company paid approximately €5.9 million ($8.1 million) to settle a portion of the Transfer Pricing Claims and received a corresponding amount from the escrow established for the Transfer Pricing Claims.
Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company updated the acquisition accounting for the measurement period adjustments noted in the table below during the year ended December 31, 2014.

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Purchase price, excluding acquisition costs of approximately $2.5 million	$102,096	$—	$102,096
Cash and cash equivalents	7,483	—	7,483
Trade receivables	21,575	(715)	20,860
Inventories	25,452	(224)	25,228
Prepaid and other	5,511	(76)	5,435
Property, plant and equipment	12,216	—	12,216
Other assets	1,133	—	1,133
Intangible assets	48,893	—	48,893
Total assets acquired	122,263	(1,015)	121,248
Accounts payable	4,833	—	4,833
Accrued expenses and other current liabilities	9,620	517	10,137
Taxes payable	10,254	—	10,254
Deferred tax liability	11,483	431	11,914
Total liabilities assumed	36,190	948	37,138
Net assets acquired	86,073	(1,963)	84,110
Excess of purchase price over fair value of net assets acquired	$16,023	$1,963	$17,986
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
The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2014, 2013 and 2012 as if the Company had acquired Svendborg at January 1, 2012, and Guardian at January 1, 2013. The pro forma information contains the actual operating results of the Company, including Svendborg and Guardian, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) elimination of certain acquisition related expenses (iv) reduction in costs of goods sold related to the amortization of inventory fair value adjustment (v) additional interest expense for borrowings under the Credit Agreement associated with the Svendborg and Guardian Acquisitions. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	2014	2013	2012
Total revenues	$825,723	$813,477	$818,956
Net income attributable to Altra Industrial Motion Corp.	$42,632	$38,695	$22,373
Basic earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.60	$1.45	$0.84
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.56	$1.44	$0.84
3.    Inventories
Inventories consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$36,814	$56,824
Work in process	13,641	18,432
Finished goods	82,281	68,409
Inventories, net	$132,736	$143,665
Approximately 7.0% of total inventories at December 31, 2014, were valued using the LIFO method. The Company recorded as a component of cost of sales, a $0.1 million, and a $0.7 million provision in the years ended December 31, 2014 and 2013, respectively. If the LIFO inventory was accounted for using the FIFO method, the inventory balance at December 31, 2014 and 2013, would be $1.7 million higher and $1.6 million higher, respectively.

4.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	2014	2013
Land	$26,560	$20,803
Buildings and improvements	44,791	53,078
Machinery and equipment	220,896	207,193
	292,247	281,074
Less-Accumulated depreciation	(135,881)	(123,539)
	$156,366	$157,535

The Company recorded $23.1 million, $21.4 million and $20.5 million of depreciation expense in the years ended December 31, 2014, 2013, and 2012, respectively.

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

	Clutches and Brakes	Couplings	Gearing & Power Transmission Components	Total

Gross goodwill balance as of January 1, 2013	$37,784	$36,138	$46,113	$120,035
Accumulated Impairment January 1, 2013	(3,745)	(14,982)	(13,083)	(31,810)
Purchase price accounting adjustments	16,023	—	—	16,023
Impact of changes in foreign currency and other	418	(414)	87	91
Net goodwill balance December 31, 2013	50,480	20,742	33,117	104,339

Purchase price accounting adjustments	1,963	2,180	—	4,143
Impact of changes in foreign currency and other	(4,741)	(512)	(1,142)	(6,395)
Net goodwill balance December 31, 2014	$47,702	$22,410	$31,975	$102,087

Purchase accounting adjustments in the Clutches and Brakes segment and Couplings segment relate to the Svendborg Acquisition and Guardian Acquisition, respectively.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$41,257	$—	$41,257	$42,605	$—	$42,605
Intangible assets subject to amortization:
Customer relationships	118,523	49,849	68,674	117,848	42,582	75,266
Product technology and patents	6,830	6,031	799	6,983	6,086	897
Total intangible assets	$166,610	$55,880	$110,730	$167,436	$48,668	$118,768
The Company recorded $9.0 million, $6.5 million, and $6.8 million of amortization for the years ended December 31, 2014, 2013 and 2012, respectively.
Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 17 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.
The estimated amortization expense for intangible assets is approximately $8.2 million in 2015, $8.2 million in each of the next four years and then $28.5 million thereafter.
6.    Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$8,739	$5,625	$4,898
Accrued current period warranty costs	1,537	2,573	2,386
Acquired warranty reserves	—	3,420	—
Payments and adjustments	(2,484)	(2,879)	(1,659)
Balance at end of period	$7,792	$8,739	$5,625

7.    Income Taxes
Income before income taxes by domestic and foreign locations consists of the following:

	December 31, 2014	December 31, 2013	December 31, 2012
Domestic	$33,065	$37,640	$18,083
Foreign	30,053	21,696	16,276
Total	$63,118	$59,336	$34,359
The components of the provision for income taxes consist of the following:

	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$12,545	$8,917	$8,370
State	299	698	(3,597)
Non-US	7,380	6,072	6,006
	20,224	15,687	10,779
Deferred:
Federal	2,673	3,533	(915)
State	198	378	1,756
Non-US	(159)	(447)	(1,466)
	2,712	3,464	(625)
Provision for income taxes	$22,936	$19,151	$10,154
A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Tax at US federal income tax rate	$22,092	$20,767	$12,026
State taxes, net of federal income tax effect	495	905	67
Change in tax rate	11	(354)	(267)
Foreign reorganization	3,786	—	—
Foreign taxes	(1,978)	(224)	781
Adjustments to accrued income tax liabilities and uncertain tax positions	(287)	(52)	(1,289)
Valuation allowance	612	120	506
Intercompany interest	(910)	(986)	(1,676)
Tax credits and incentives	(666)	(816)	(291)
Domestic manufacturing deduction	(1,201)	(839)	(566)
Other	982	630	863
Provision for income taxes	$22,936	$19,151	$10,154
The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2011. Additionally, the Company has indemnification agreements with the sellers of the Guardian, Svendborg, Lamiflex and Bauer entities that provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.
A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$627	$747	$3,523
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	(33)	—
Increases related to current year tax positions	—	—	—
Settlements	(176)	—	(2,689)
Lapse of statute of limitations	(17)	(87)	(87)
Balance at end of period	$434	$627	$747
In 2012, the Company recognized a $2.5 million tax benefit for the reduction of the Company’s reserve for uncertain tax positions due to a settlement with the State of New York for which the Company was fully indemnified.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statement of Income. The Company accrued interest and penalties of $0.1 million (off-set by a $0.3 million benefit of interest and penalties primarily related to the lapse of the applicable statute of limitations), $0.1 million, and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2014, 2013, and 2012 was $0.2 million, $0.4 million, $0.4 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Post-retirement obligations	$1,363	$1,565
Tax credits	2,194	2,165
Expenses not currently deductible	11,457	11,788
Net operating loss carryover	5,901	6,376
Other	519	546
Total deferred tax assets	21,434	22,440
Valuation allowance for deferred tax assets	(5,974)	(5,577)
Net deferred tax assets	15,460	16,863
Deferred tax liabilities:
Property, plant and equipment	19,002	20,065
Intangible assets	22,735	25,090
Basis difference - convertible debt	11,875	11,064
Goodwill	4,967	3,813
Total deferred liabilities	58,579	60,032
Net deferred tax liabilities	$43,119	$43,169
On December 31, 2014 the Company had state net operating loss (NOL) carry forwards of $24.3 million, which expire between 2019 and 2032, and non U.S. NOL and capital loss carryforwards of $21.8 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.4 million available to reduce future income taxes that expire between 2015 and 2029.
Valuation allowances are established for deferred tax assets when management believes it is more likely than not that the associated benefit may not be realized. The Company periodically reviews the adequacy of its valuation allowances and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. Valuation allowances have been established due to the uncertainty of realizing the benefits of certain net operating losses, capital loss carryforwards, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards, capital loss carryforwards, and U.S. federal foreign tax credits.
A provision has not been made for U.S. or additional non-U.S. taxes on $70.8 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

8. Pension and Other Employee Benefits
Defined Benefit (Pension)
The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).
The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2014 and 2013:

	Pension Benefits
	Year Ended December 31, 2014	Year Ended December 31, 2013
Change in benefit obligation:
Obligation at beginning of period	$32,215	$34,629
Partial settlement gain	(582)	—
Service cost	243	248
Interest cost	1,353	1,250
Partial settlement payments	(2,080)	—
Actuarial (gains) losses	5,978	(2,969)
Foreign exchange effect	(909)	343
Benefits paid	(1,357)	(1,286)
Obligation at end of period	$34,861	$32,215
Change in plan assets:
Fair value of plan assets, beginning of period	$24,190	$20,100
Partial settlement payments	(2,080)	—
Actual return on plan assets	3,668	182
Employer contributions	447	5,194
Benefits paid	(1,357)	(1,286)
Fair value of plan assets, end of period	$24,868	$24,190
Funded status	$(9,993)	$(8,025)
Amounts Recognized in the balance sheet consist of:

Non-current liabilities	$(9,993)	$(8,025)
Total	$(9,993)	$(8,025)
For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2014 and 2013 was $34.9 million and $32.2 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $8.3 million and $7.7 million at December 31, 2014 and 2013, respectively.
Included in accumulated other comprehensive loss at December 31, 2014 and 2013, is $4.8 million (net of $1.7 million in taxes) and $3.1 million (net of $1.1 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.
The discount rate used in the computation of the respective benefit obligations at December 31, 2014 and 2013, presented above are as follows:

	2014	2013
Pension benefits	3.70%	4.60%
The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Service cost	$243	$248	$179
Interest cost	1,353	1,250	1,381
Expected return on plan assets	(1,084)	(1,080)	(1,083)
Non-cash impact of partial pension settlement	475	—	—
Amortization of actuarial losses	159	175	105
Net periodic benefit cost	$1,146	$593	$582
The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount rate	4.60%	3.75%	4.75%
Expected return on plan assets	4.60%	5.25%	6.25%
The expected long-term rate of return represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption reflects expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.
Fair Value of Plan Assets
The fair value of the Company’s pension plan assets at December 31, 2014 and 2013 by asset category is as follows:

	2014	2013
Asset Category
Fixed income (Level 1)
U.S. government	3,554	2,787
Corporate bonds
Investment grade	17,682	17,091
High yield	3,090	3,634
Total fixed income	24,326	23,512
Other (Level 2)	286	338
Cash and cash equivalents (Level 1)	256	340
Total assets at fair value	$24,868	$24,190
The asset allocations for the Company’s funded retirement plan at December 31, 2014 and 2013, respectively, and the target allocation for 2014, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2014 Actual	2014 Target	2013 Actual
Asset Category
Investment Grade Bonds	86%	70% - 100%	84%
High Yield Bonds	13%	0% - 25%	15%
Cash	1%	0% - 5%	1%
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

Pension Benefits
Expected benefit payments (from plan assets)
2015	1,287
2016	1,366
2017	1,409
2018	1,488
2019	1,564
Thereafter	7,858
The Company contributed $0.2 million to its U.S. pension plan in 2014. The Company has no minimum cash funding requirements associated with its pension plans for years 2015 through 2019.
Defined Contribution Plans
Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of salary contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $4.0 million, $3.7 million and $3.5 million during the years ended December 31, 2014 , 2013 and 2012, respectively.

9.    Long-Term Debt

	December 31,	December 31,
	2014	2013
Debt:
Revolving Credit Facility	$40,000	$41,198
Convertible Notes	85,000	85,000
Term Loan Facility	133,697	163,245
Bauer Mortgage	3,647	—
Equipment Loan	5,430	4,155
Mortgages	258	659
Capital leases	476	178
Total debt	268,508	294,435
Less: debt discount, net of accretion	(12,756)	(16,163)
Total debt, net of unaccreted discount	255,752	278,272
Less current portion of long-term debt	(15,176)	(16,924)
Total long-term debt	$240,576	$261,348
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
As of December 31, 2014 and 2013, we had $40.0 million and $41.2 million outstanding on our Revolving Credit Facility, respectively. As of December 31, 2014 and 2013, we had $11.0 and $9.8 million in letters of credit outstanding, respectively. We had $149.0 million available under the Revolving Credit Facility at December 31, 2014.
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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at December 31, 2014 is $26.71 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
On or after March 1, 2015, the Company may call all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock, or combination thereof, at the Company’s option, equal to the sum of the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through March 1, 2018 to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day. On or after March 1, 2018, the Company may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest (including contingent and additional interest, if any) to, but not including, the redemption date.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $26.71, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended December 31, 2014, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending March 31, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods. Should the Convertible Notes become converted in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31, 2014:

December 31, 2014
Principal amount of debt	$85,000
Unamortized discount	12,756
Carrying value of debt	$72,244
Interest expense associated with the Convertible Notes consisted of the following :

	December 31, 2014	December 31, 2013	December 31, 2012
Contractual coupon rate of interest	$2,338	$2,338	$2,338
Accretion of Convertible Notes discount and amortization of deferred financing costs	3,760	3,494	3,239
Interest expense for the Convertible Notes	$6,098	$5,832	$5,577
The effective interest yield of the Convertible Notes due in 2031 is 8.5% at December 31, 2014 and the cash coupon interest rate is 2.75%.
Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of December 31, 2013, the total available to borrow was 38.5 million RMB ($6.3 million). The note is due in installments from 2014 through 2016, with interest varying between 5.40% and 8.00%. The Company has a 33.3 million RMB ($5.4 million) line of credit outstanding at December 31, 2014. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at December 31, 2014 and 2013.
Mortgage
The Company has a mortgage with a bank secured by its facility in Heidelberg, Germany with an interest rate of 5.75% and is payable in monthly installments through September 2015. As of December 31, 2014 and 2013, the mortgage had a remaining principal balance of €0.2 million or $0.3 million, and €0.5 million or $0.7 million, respectively.
Bauer Mortgage
The Company entered an agreement with a bank for €6.0 million or $7.9 million for the construction of a new facility in Esslingen, Germany with an interest rate of 2.5% per year which is payable in monthly interest payments . The Company received €3.0 million or $3.6 million during 2014. The Company expects to receive the remainder of proceeds of this loan during the quarter ended March 31, 2015. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million and $0.2 million at December 31, 2014 and 2013, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2014 or 2013 under any of the overdraft agreements.

10.    Stockholders’ Equity

Common Stock (amounts not in thousands)
As of December 31, 2014, there were 90,000,000 shares of common stock authorized and 26,353,755 outstanding.
Preferred Stock
On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2014 or 2013.
Restricted Common Stock

The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

The restricted shares issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the 2014 Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2014, 2013 and 2012 was $3.4 million ($2.9 million, net of tax), $3.2 million ($2.9 million, net of tax), and $2.7 million ($1.8 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.
The following table sets forth the activity of the Company’s restricted stock grants to date:

Amounts not in thousands	Shares	Weighted- Average Grant Date Fair Value
Restricted shares unvested January 1, 2014	149,635	$23.02
Shares granted	136,340	$33.52
Shares for which restrictions lapsed	(126,797)	$29.58
Restricted shares unvested December 31, 2014	159,178	$28.53
Total remaining unrecognized compensation cost is approximately $3.7 million as of December 31, 2014, and will be recognized over a weighted average remaining period of two years. Based on the stock price at December 31, 2014, of $28.39 per share, the intrinsic value of these awards as of December 31, 2014, was $4.5 million. The fair market value of the shares in which the restrictions have lapsed was $3.8 million, $2.4 million, and $3.2 million, during 2014, 2013, and 2012, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Share Repurchase Program

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

For the year ended December 31, 2014, the Company repurchased 545,154 shares of common stock at an average purchase price of $32.32 per share.   As of December 31, 2014, up to $32.3 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations.

Dividends
The Company declared and paid dividends of $0.46 per share of common stock for the year ended December 31, 2014. The Company declared dividends of $0.38 per share for the year ended December 31, 2013, of which $0.10 or $2.7 million was paid on January 3, 2014 and accrued for in the balance sheet at December 31, 2013.
Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

11.    Concentrations
Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2014, 2013 and 2012.
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
Approximately 23% of the Company’s labor force (15% and 56% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire July 2015, October 2016, June 2017, and February 2018, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

12.    Restructuring, Asset Impairment, and Transition Expenses
From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.

The following table details restructuring charges incurred by segment for the periods presented:

	2014	2013	2012
Clutches and Brakes	$916	$373	$393
Couplings	142	234	74
Gearing and Power Transmission Components	603	504	2,729
Corporate	106	—	—
Total	$1,767	$1,111	$3,196

These amounts related to staff reductions and are classified in the Consolidated Statements of Income as restructuring expense in the respective periods.

In the quarter ended December 31, 2012, the Company adopted the 2012 Altra Plan as a result of continued sluggish demand in Europe and general global economic conditions. The actions taken pursuant to the 2012 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company did not record any restructuring charges associated with the 2012 Altra Plan in the year during 2014 .
In the quarter ended September 30, 2014, the Company adopted a restructuring plan (“2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability.
The following is a reconciliation of the accrued restructuring costs between January 1, 2012 and December 31, 2014:

All Plans
Balance at January 1, 2012	$90
Restructuring expense incurred	3,196
Cash payments	(471)
Balance at January 1, 2013	2,815
Restructuring expense incurred	1,111
Cash payments	(3,497)
Balance at December 31, 2013	429
Restructuring expense incurred	1,767
Cash payments	(1,807)
Balance at December 31, 2014	$389
The total accrued restructuring reserve as of December 31, 2014 relates to severance costs to be paid to employees in 2015 and is recorded in accruals and other current liabilities on the consolidated balance sheet. The Company does not expect to incur any additional restructuring expenses in 2015 under the 2014 Altra Plan.

13.    Derivative Financial Instruments
Interest Rate Swap
In April 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings, currently $82.5 million, under the Credit Agreement, at 0.626%, exclusive of the margin under the Former Credit Agreement. The interest rate swap agreement and its terms are also applicable to the variable interest rate borrowings under the current Credit Agreement.
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the year ended December 31, 2014, nor was any amount excluded from ineffectiveness testing for these periods.

The fair value of the swap recognized in other non-current assets and in other comprehensive income (loss) is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2014	December 31, 2013
April 30, 2013	$82,500	0.626%	November 30, 2016	$143	$135

14.    Commitments and Contingencies
Minimum Lease Obligations
The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to 10 years terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases
2015	$6,891	$115
2016	5,816	115
2017	4,546	115
2018	2,538	115
2019	1,873	38
Thereafter	6,951	—
Total lease obligations	$28,615	$498
Less amounts representing interest		(22)
Present value of minimum capital lease obligations		$476
Net rent expense under operating leases for the years ended December 31, 2014, 2013, and 2012 was approximately $8.8 million, $8.8 million, $7.8 million, respectively.
The Company also has minimum purchase contracts for inventory of €3.6 million ($4.4 million) for the year ended December 31, 2015.
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
There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 30, 2014 or December 31, 2013.
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

15. Segment and Geographic Information

Effective during the quarter ended December 31, 2014, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to three reportable segments in 2014. Effective beginning with the quarter ended December 31, 2014, management has concluded it is more appropriate to report in three segments. The segment information for the 2013 and 2012 has been reclassified to conform to the current year presentation.

The Company currently operates through three business segments that are aligned with key product types:

•
Clutches and Brakes.    Clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery.

•	Couplings. Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other.

•
Gearing and Power Transmission Components.    Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2014	2013	2012
Net Sales:
Clutches & Brakes	$426,293	$336,616	$334,901
Couplings	134,464	125,169	128,705
Gearings & Power Transmission Components	264,514	265,154	274,004
Intra-segment eliminations	(5,454)	(4,721)	(5,620)
Net sales	$819,817	$722,218	$731,990

Income from operations:
Segment earnings:
Clutches & Brakes	53,386	48,150	50,570
Couplings	16,091	15,021	18,146
Gearings & Power Transmission Components	24,534	23,881	22,421
Restructuring	(1,767)	(1,111)	(3,196)
Corporate expenses	(17,135)	(14,362)	(11,090)
Income from operations	75,109	71,579	76,851

Other non-operating (income) expense:
Net interest expense	11,994	10,586	40,790
Other non-operating (income) expense, net	(3)	1,657	1,702
	11,991	12,243	42,492
Income before income taxes	63,118	59,336	34,359
Provision for income taxes	22,936	19,151	10,154
Net income	$40,182	$40,185	$24,205

(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and non-cash partial pension settlements. include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters and acquisition costs.

Selected information by segment (continued)

	Years Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Clutches & Brakes	$12,936	$9,203	$8,847
Couplings	5,655	5,402	5,016
Gearing & Power Transmission Components	11,061	11,126	11,891
Corporate	2,485	2,193	1,622
Total depreciation and amortization	$32,137	$27,924	$27,376

Purchase of Property, plant and equipment:

Clutches & Brakes	$8,865	$6,382	$8,386
Couplings	3,384	3,270	10,031
Gearing & Power Transmission Components	13,413	15,001	6,767
Corporate	2,388	3,170	6,162
Total purchases of Property, plant and equipment:	$28,050	$27,823	$31,346

Total assets:

Clutches & Brakes	$334,371	$364,826	$244,255
Couplings	117,805	109,279	112,910
Gearing & Power Transmission Components	190,771	198,715	202,543
Corporate (2)	41,616	62,856	103,331
Total assets	$684,563	$735,676	$663,039
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Geographic Information	Net Sales			Property, Plant and Equipment
	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2014	December 31, 2013
North America	$488,523	$454,115	$469,554	$90,279	$87,573
Europe	255,049	216,636	216,485	51,708	54,533
Asia and the rest of the world	76,245	51,467	45,951	14,379	15,429
Total	$819,817	$722,218	$731,990	$156,366	$157,535
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

16.    Unaudited Quarterly Results of Operations:
Year ended December 31, 2014

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$191,961	$202,520	$215,198	$210,138
Gross Profit	58,270	62,333	66,470	61,796
Net income attributable to Altra Industrial Motion Corp.	9,059	6,946	12,797	11,365
Earnings per share — Basic attributable to Altra Industrial Motion Corp.
Net income	$0.34	$0.26	$0.48	$0.43
Earnings per share — Diluted attributable to Altra Industrial Motion Corp.
Net income	$0.34	$0.25	$0.46	$0.41
Year ended December 31, 2013

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$180,530	$175,443	$181,095	$185,150
Gross Profit	51,805	53,658	54,419	55,499
Net income attributable to Altra	7,205	10,501	10,689	11,880
Industrial Motion Corp.
Earnings per share — Basic
Net income attributable to Altra Industrial Motion Corp.	$0.27	$0.39	$0.40	$0.44
Earnings per share — Diluted
Net income attributable to Altra Industrial Motion Corp.	$0.27	$0.39	$0.40	$0.44

17.    Subsequent Events
In February 2015, the Company’s Board of Directors approved the grant of 111,437 shares of restricted common stock or in certain cases restricted stock units, under the 2014 Omnibus Incentive Plan.
On February 11, 2015, the Company has declared a dividend of $0.12 per share for the quarter ended March 31, 2015, payable on April 2, 2015 to shareholders of record as of March 18, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
1.    Disclosure Controls and Procedures
As of December 31, 2014, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Altra Industrial Motion Corp.
Braintree, Massachusetts
We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2015

(c)    Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive 2015 Proxy Statement to be filed no later than 120 days after December 31, 2014.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our definitive 2015 Proxy Statement to be filed no later than 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive 2015 Proxy Statement to be filed no later than 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive 2015 Proxy Statement to be filed no later than 120 days after December 31, 2014.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive 2015 Proxy Statement to be filed no later than 120 days after December 31, 2014.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)  List of documents filed as part of this report:
(1)  Financial Statements.
i.  Consolidated Balance Sheets as of December 31, 2014 and 2013
ii.  Consolidated Statements of Income for the Fiscal Years ended December 31, 2014, 2013 and 2012
iii.  Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2014, 2013 and 2012
iv.  Consolidated Statements of Stockholders’ Equity as of December 31, 2014, 2013 and 2012
v.  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2014, 2013 and 2012
vi.  Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2014 and 2013
(2)  Financial Statement Schedule
ii.  Schedule II — Valuation and Qualifying Accounts
(3)    Exhibits List

Number	Description
2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Holdings, Inc.
2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein.
2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein.
2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.
2.6(9)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries).**
2.7(14)	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S. **
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.
3.2(6)	Second Amended and Restated Bylaws of Altra Holdings, Inc.
3.3(12)
Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(4)	Form of Common Stock Certificate.
4.2(8)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†
10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†
10.4(6)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†
10.5(6)	Form of Change of Control Agreement entered into among Altra Holdings, Inc., Altra Industrial Motion, Inc. and certain officers.†
10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.9(13)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement.†
10.11(8)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.
10.12(14)
Amended and Restated Credit Agreement, dated as of December 6, 2013, among Altra Industrial Motion Corp. and certain of its subsidiaries, as Borrowers, the lenders listed therein, the joint lead arrangers and joint bookrunners, as listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.13(14)	Ratification Agreement, dated as of December 6, 2013, by and among Altra Industrial Motion Corp., and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.14(11)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #
10.15(11)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of JPMorgan Chase Bank, N.A. #
10.16(11)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A.
10.17(15)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†
21.1	Subsidiaries of Altra Industrial Motion Corp.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, and (vi) Notes to Audited Consolidated Financial Statements.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

(12)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.

(13)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.

(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.

(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Proxy Statement on Schedule 14A Information Statement filed with the Securities and Exchange Commission on March 20, 2014.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)
ALTRA INDUSTRIAL MOTION CORP.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2012	$1,092	$1,675	$(207)	$2,560
For the year ended December 31, 2013	$2,560	$733	$(1,048)	$2,245
For the year ended December 31, 2014	$2,245	$417	$(360)	$2,302

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 26, 2015	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2015	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: Chairman and Chief Executive Officer, Director

February 26, 2015	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial Officer

February 26, 2015	By:	/s/ Todd B. Patriacca
Name: Todd B. Patriacca
Title: Chief Accounting Officer

February 26, 2015	By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

February 26, 2015	By:	/s/ Lyle G. Ganske
Name: Lyle G. Ganske
Title: Director

February 26, 2015	By:	/s/ Michael S. Lipscomb
Name: Michael S. Lipscomb
Title: Director

February 26, 2015	By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

February 26, 2015	By:	/s/ James H. Woodward, Jr.
Name: James H. Woodward, Jr.
Title: Director

February 26, 2015	By:	/s/ Thomas W. Swidarski
Name: Thomas W. Swidarski
Title: Director

Exhibit Index

Number	Description
21.1	Subsidiaries of Altra Industrial Motion Corp.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, and (vi) Notes to Audited Consolidated Financial Statements.