Form 10-Q
period 2015-03-31
Altra Industrial Motion Corp.
filed 2015-05-04
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, 26,404,658 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,426	$47,503
Trade receivables, less allowance for doubtful accounts of $2,500 and $2,302 at March 31, 2015 and December 31, 2014, respectively	113,047	106,458
Inventories	127,598	132,736
Deferred income taxes	9,118	9,240
Income tax receivable	3,276	6,247
Prepaid expenses and other current assets	8,445	8,617
Total current assets	308,910	310,801
Property, plant and equipment, net	151,694	156,366
Intangible assets, net	102,579	110,730
Goodwill	97,751	102,087
Deferred income taxes	934	987
Other non-current assets, net	3,207	3,592
Total assets	$665,075	$684,563
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,491	$44,298
Accrued payroll	18,085	23,254
Accruals and other current liabilities	30,598	33,591
Deferred income taxes	123	120
Income tax payable	3,028	3,189
Current portion of long-term debt	15,743	15,176
Total current liabilities	115,068	119,628
Long-term debt - less current portion and net of unaccreted discount	241,901	240,576
Deferred income taxes	51,916	53,226
Pension liabilities	9,306	9,993
Long-term taxes payable	636	629
Other long-term liabilities	808	869
Redeemable non-controlling interest	719	883
Commitments and Contingencies (See Note 16)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,194,280 and 26,353,755 issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	26	26
Additional paid-in capital	135,511	139,087
Retained earnings	167,281	161,061
Accumulated other comprehensive loss	(58,097)	(41,415)
Total stockholders’ equity	244,721	258,759
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$665,075	$684,563
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net sales	$193,361	$210,138
Cost of sales	134,888	148,342
Gross profit	58,473	61,796
Operating expenses:
Selling, general and administrative expenses	36,302	38,262
Research and development expenses	4,762	3,889
Restructuring costs	1,756	—
	42,820	42,151
Income from operations	15,653	19,645
Other non-operating income and expense:
Interest expense, net	2,956	3,019
Other non-operating (income) expense, net	(829)	534
	2,127	3,553
Income before income taxes	13,526	16,092
Provision for income taxes	4,136	4,729
Net income	9,390	11,363
Net loss attributable to non-controlling interest	8	2
Net income attributable to Altra Industrial Motion Corp.	$9,398	$11,365
Weighted average shares, basic	26,280	26,733
Weighted average shares, diluted	26,357	27,444
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.36	$0.43
Diluted net income attributable to Altra Industrial Motion Corp.	$0.36	$0.41
Cash dividend declared	$0.12	$0.10
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statement of Comprehensive Income (Loss)
Amounts in thousands

	Quarter Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net Income	$9,390	$11,363
Other Comprehensive income (loss):
Foreign currency translation adjustment	(16,400)	(54)
Change in fair value of interest rate swap, net of tax	(282)	5
Other comprehensive income (loss)	(16,682)	(49)
Comprehensive (loss) income	(7,292)	11,314
Comprehensive income (loss) attributable to noncontrolling interest	(164)	37
Comprehensive (loss) income attributable to Altra Industrial Motion Corp.	$(7,128)	$11,277
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Quarter Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$9,390	$11,363
Adjustments to reconcile net income to net cash flows:
Depreciation	5,343	5,845
Amortization of intangible assets	2,162	2,219
Amortization of deferred financing costs	239	232
(Gain) / Loss on foreign currency, net	(67)	305
Amortization of inventory fair value adjustment	—	2,151
Accretion of debt discount, net	892	823
(Gain) Loss on disposal of fixed assets	(26)	212
Stock based compensation	1,110	874
Changes in assets and liabilities:
Trade receivables	(10,091)	(11,957)
Inventories	991	1,439
Accounts payable and accrued liabilities	2,823	4,944
Other current assets and liabilities	(82)	829
Other operating assets and liabilities	90	(206)
Net cash from operating activities	12,774	19,073
Cash flows from investing activities
Purchase of property, plant and equipment	(7,731)	(5,617)
Net cash from investing activities	(7,731)	(5,617)
Cash flows from financing activities
Payments on term loan facility	(2,359)	(6,261)
Payments on revolving credit facility	—	(6,165)
Dividend payments	(3,178)	(2,696)
Proceeds from equipment loan	945	582
Payment of equipment and working capital notes	(412)	—
Borrowing under revolving credit facility	5,000	—
Proceeds from Bauer Mortgage	3,647	—
Shares surrendered for tax withholding	(128)	(132)
Payments on mortgages and other	(53)	(199)
Purchases of common stock under share repurchase program	(4,558)	—
Net cash from financing activities	(1,096)	(14,871)
Effect of exchange rate changes on cash and cash equivalents	(4,024)	(340)
Net change in cash and cash equivalents	(77)	(1,755)
Cash and cash equivalents at beginning of year	47,503	63,604
Cash and cash equivalents at end of period	$47,426	$61,849
Cash paid during the period for:
Interest	$2,564	$2,715
Income taxes	$1,514	$1,571
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	247	742	—	—	742	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	11,365	—	11,365	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(2)
Dividends declared	—	—	—	(2,707)		(2,707)	—
Change in fair value of interest rate swap	—	—	—	—	5	5	—
Cumulative foreign currency translation adjustment	—	—	—	—	(54)	(54)	39
Balance at March 31, 2014	$27	27,067	$155,213	$141,889	$(18,445)	$278,684	$1,028

Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	11	982	—	—	982	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	9,398	—	9,398	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(8)
Dividends declared	—	—	—	(3,178)	—	(3,178)	—
Change in fair value of interest rate swap	—	—	—	—	(282)	(282)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(16,400)	(16,400)	(156)
Repurchases of common stock - 171,112 shares	—	(171)	(4,558)	—	—	(4,558)	—
Balance at March 31, 2015	$26	26,194	$135,511	$167,281	$(58,097)	$244,721	$719
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

2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position for the interim periods presented, and cash flows for the interim periods presented. The results are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the Company’s Credit Agreement including a Term Loan Facility and a Revolving Credit Facility approximate the fair values due to the variable rate nature at current market rates.
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at each of March 31, 2015 and December 31, 2014. The estimated fair value of the Convertible Notes at March 31, 2015 and December 31, 2014 was $98.2 million and $99 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
Included in cash and cash equivalents at March 31, 2015 and December 31, 2014 are money market fund investments of $0.3 million which are reported at fair value based on quoted market prices for such investments (level 1).
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) as of March 31, 2015 and December 31, 2014 was $(0.1) million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
4. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following is a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	5	—	(54)	(49)
Accumulated Other Comprehensive Income (Loss) by Component, Balance at March 31, 2014	$140	$(3,133)	$(15,452)	$(18,445)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Net current-period Other Comprehensive Loss	(207)	—	(16,475)	(16,682)
Accumulated Other Comprehensive Loss by Component, March 31, 2015	$(64)	$(4,818)	$(53,215)	$(58,097)
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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2015	March 31, 2014
Net income attributable to Altra Industrial Motion Corp.	$9,398	$11,365
Shares used in net income per common share - basic	26,280	26,733
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	11	660
Incremental shares of unvested restricted common stock	66	51
Shares used in net income per common share - diluted	26,357	27,444
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.36	$0.43
Diluted net income attributable to Altra Industrial Motion Corp.	$0.36	$0.41
During the quarters ended March 31, 2015 and 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes resulting in additional shares being included in net income per common share in the diluted earnings per share calculation above.
6. Acquisitions
Guardian Couplings
On July 1, 2014, the Company acquired all of the issued and outstanding shares of Guardian Ind., Inc. ("Guardian Couplings") for cash consideration of $17.1 million. This transaction is referred to as the Guardian Acquisition. Guardian Couplings is a manufacturer and supplier of flywheel, motion control and general industrial couplings. The Guardian

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Acquisition provides the Company with increased product coverage in several core markets, including energy, farm and agriculture, and specialty machinery and is expected to provide synergies with the Company's existing product offerings.
The sellers agreed to provide the Company with a limited set of representations and warranties, including those with respect to outstanding and potential liabilities. Claims for a breach of a representation or warranty are secured by a limited escrow. There is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach.
The Company is in the process of finalizing the valuation of certain tax information to finalize fair value. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price of $17.1 million, excluding acquisition costs of $0.2 million, is in excess of the fair value of net assets acquired by approximately $2.2 million. Current assets acquired, excluding approximately $2.0 million in cash, totaled approximately $4.0 million, non-current assets totaled approximately $9.2 million and current liabilities totaled approximately $0.3 million.
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
Customer relationships will be amortized on a straight-line basis over their estimated useful lives of 14 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.
Pro forma Results of Operations
The closing date of the Guardian Acquisition was July 1, 2014. The Company's unaudited condensed consolidated financial statements reflect the results of the operations of the acquired entities for the periods commencing after the acquisition dates.
The following table sets forth the unaudited pro forma results of operations of the Company for the quarter ended March 31, 2014 as if the Company had acquired Guardian Couplings at January 1, 2014. The pro forma information contains the actual operating results of the Company, including Guardian Couplings, adjusted to include the pro forma impact of (i) additional expense as a result of the estimated amortization of identifiable intangible assets; and (ii) additional interest expense for borrowings under the Credit Agreement associated with the Guardian Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro Forma (unaudited)
Quarter Ended
March 31, 2014
Total revenues	$213,248
Net income attributable to Altra Industrial Motion Corp.	$11,891
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.44
Dilutive net income attributable to Altra Industrial Motion Corp.	$0.43

7. Inventories
Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$37,182	$36,814
Work in process	14,348	13,641
Finished goods	76,068	82,281
	$127,598	$132,736
Approximately 6.8% and 7.0% of total inventories were valued using the LIFO method as of March 31, 2015 and December 31, 2014, respectively. The Company recorded a $0.1 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the quarter ended March 31, 2015. There was no provision recorded as a component of cost of sales to value the inventory on a LIFO basis for the quarter ended March 31, 2014.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes in goodwill from January 1, through March 31, 2015 were as follows:

	Clutches and Brakes	Couplings	Gearing & Power Transmission Components	Total

Gross goodwill balance as of January 1, 2015	$51,447	$37,392	$45,058	$133,897
Accumulated Impairment January 1, 2015	(3,745)	(14,982)	(13,083)	(31,810)
Net goodwill balance January 1, 2015	47,702	22,410	31,975	102,087

Impact of changes in foreign currency and other	(2,783)	(616)	(937)	(4,336)
Net goodwill balance March 31, 2015	$44,919	$21,794	$31,038	$97,751

Other intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$39,617	$—	$39,617	$41,257	$—	$41,257
Intangible assets subject to amortization:
Customer relationships	112,711	50,499	62,212	118,523	49,849	68,674
Product technology and patents	5,990	5,240	750	6,830	6,031	799
Total intangible assets	$158,318	$55,739	$102,579	$166,610	$55,880	$110,730
The Company recorded $2.2 million of amortization expense in each of the quarters ended March 31, 2015 and March 31, 2014.
The estimated amortization expense for intangible assets is approximately $6.3 million for the remainder of 2015, $8.5 million in each of the next four years and then $22.7 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

9. Warranty Costs
The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2015 and March 31, 2014 are as follows:

	March 31, 2015	March 31, 2014
Balance at beginning of period	$7,792	$8,739
Accrued current period warranty expense	645	201
Payments and adjustments	(1,043)	(580)
Balance at end of period	$7,394	$8,360
10. Income Taxes
The estimated effective income tax rates recorded for the quarters ended March 31, 2015 and March 31, 2014, were based upon management’s best estimate of the effective tax rate for the entire year.
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
Additionally, the Company has indemnification agreements with the sellers of the Guardian Couplings, Svendborg, Bauer and Lamiflex entities that generally provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. The Company had $0.2 million of accrued interest and penalties at March 31, 2015 and December 31, 2014.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

11. Debt
Outstanding debt obligations at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$45,000	$40,000
Convertible Notes	85,000	85,000
Term Loan Facility	126,433	133,697
Bauer Mortgage	6,511	3,647
Equipment Loan	5,993	5,430
Mortgages	115	258
Capital leases	456	476
Total debt	269,508	268,508
Less: debt discount, net of accretion	(11,864)	(12,756)
Total debt, net of unaccreted discount	$257,644	$255,752
Less current portion of long-term debt	15,743	15,176
Total long-term debt, net of unaccreted discount	$241,901	$240,576
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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

As of March 31, 2015 and December 31, 2014, we had $45.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of each of March 31, 2015 and December 31, 2014, we had $11.0 million in letters of credit outstanding. We had $144.0 million and $149.0 million available under the Revolving Credit Facility at March 31, 2015 and December 31, 2014, respectively.
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
Convertible Senior Notes
In March 2011, the Company issued the Convertible Notes due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position.
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

share of our common stock), in certain circumstances. The conversion price at March 31, 2015 is $26.59 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
As of March 1, 2015, the Company may call all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock, or combination thereof, at the Company’s option, equal to the sum of the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through March 1, 2018 to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day. On or after March 1, 2018, the Company may redeem for cash all or a portion of the notes at a redemption price of 100% of the principle amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest (including contingent and additional interest, if any) to, but not including, the redemption date.
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
Because the last reported sale price of the Company's common stock did not exceeded 130% of the current conversion price, which was $26.59 for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended March 31, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending June 30, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of March 31, 2015:

Principal amount of debt	$85,000
Unamortized discount	11,864
Carrying value of debt	$73,136
Interest expense associated with the Convertible Notes consists of the following:

	Quarter Ended
	March 31, 2015	March 31, 2014
Contractual coupon rate of interest	$584	$584
Accretion of Convertible Notes discount and amortization of deferred financing costs	981	911
Interest expense for the convertible notes	$1,565	$1,495
The effective interest yield of the Convertible Notes due in 2031 is 8.5% at March 31, 2015 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its new facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of March 31, 2015, the total available to borrow was 38.7 million RMB ($6.3 million). The loan is due in installments from 2014 through 2016, with interest varying between 5.54% and 8.02%. The Company has a 36.6 million RMB ($6.0 million) line of credit outstanding at March 31, 2015. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at March 31, 2015.
Mortgage
The Company has a mortgage with a bank secured by its facility in Heidelberg, Germany with an interest rate of 5.75% which is payable in monthly installments until September 2015. As of March 31, 2015 and December 31, 2014, the mortgage had a remaining principal balance of €0.1 million or $0.1 million, and €0.2 million or $0.3 million, respectively.
Bauer Mortgage
The Company entered an agreement with a bank for €6.0 million or $7.9 million for the construction of its new facility in Esslingen, Germany during August 2014 with an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million at each of March 31, 2015 and December 31, 2014. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2015 or December 31, 2014 under any of the overdraft agreements.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

12. Stockholders’ Equity
Stock-Based Compensation
The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees. The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan. The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000 . Shares of our common stock subject to Awards awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.
The restricted stock awards issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.
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
Stock-based compensation expense recorded (in selling, general and administrative expense) during the quarters ended March 31, 2015 and March 31, 2014, was $1.1 million and $0.9 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the quarter ended March 31, 2015:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2015	159,178	$28.53
Shares granted	119,237	26.95
Shares for which restrictions lapsed	(17,928)	27.23
Shares unvested March 31, 2015	260,487	$27.76
Total remaining unrecognized compensation cost was $6.5 million as of March 31, 2015, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended March 31, 2015 was $0.5 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

For the quarter ended March 31, 2015, the Company repurchased 171,112 shares of common stock at an average purchase price of $26.64 per share.    As of March 31, 2015, up to $27.8 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends
The Company declared and paid a dividend of $0.12 per share of common stock related to the quarter ended March 31, 2015. The Company declared and paid a cash dividend of $0.10 per share of common stock for the quarter ended March 31, 2014. Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.
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
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended March 31, 2015, nor was any amount excluded from ineffectiveness testing for the period.
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) was based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The fair value of the swap recognized in other non-current assets, net and in other comprehensive income (loss) is as follows:

				Fair Value
	Notional			March 31, 2015	December 31, 2014
Effective Date	Amount	Fixed Rate	Maturity
April 30, 2013	$80,000	0.626%	November 30, 2016	$(64)	$143
14. Restructuring
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company’s total restructuring expense, which included primarily severance and employee termination obligations, by segment for the quarters ended March 31, 2015 and March 31, 2014 was as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Clutches and Brakes	$224	$—
Couplings	82	—
Gearing and Power Transmission Components	1,450	—
Corporate	—	—
Total	$1,756	$—

The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2015	$389
Restructuring expense incurred	1,756
Cash payments	(362)
Balance at March 31, 2015	$1,783
The total restructuring reserve as of March 31, 2015 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet. The Company expects to incur approximately $3.0 - $4.0 million in additional restructuring expenses under the 2015 Plan during the remainder of 2015.

15. Segments, Concentrations and Geographic Information

Segments

As of the quarter ended December 31, 2014, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to three reportable segments . The segment information for the quarter ended March 31, 2014 has been reclassified to conform to the current period presentation.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended March 31:
	2015	2014
Net Sales:
Clutches & Brakes	$101,595	$113,019
Couplings	31,934	30,988
Gearings & Power Transmission Components	61,465	67,297
Intra-segment eliminations	(1,633)	(1,166)
Net sales	$193,361	$210,138

Income from operations:
Segment earnings:
Clutches & Brakes	11,743	12,874
Couplings	2,888	3,482
Gearings & Power Transmission Components	5,402	5,535
Restructuring	(1,756)	—
Corporate expenses (1)	(2,624)	(2,246)
Income from operations	15,653	19,645

Other non-operating (income) expense:
Net interest expense	2,956	3,019
Other non-operating (income) expense, net	(829)	534
	2,127	3,553
Income before income taxes	13,526	16,092
Provision for income taxes	4,136	4,729
Net income	$9,390	$11,363

(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarters Ended March 31,
	2015	2014
Depreciation and amortization:
Clutches & Brakes	$2,741	$3,428
Couplings	1,472	1,322
Gearing & Power Transmission Components	2,566	2,775
Corporate	726	539
Total depreciation and amortization	$7,505	$8,064

	March 31, 2015	December 31, 2014
Total assets:

Clutches & Brakes	$321,349	$334,371
Couplings	113,953	117,805
Gearing & Power Transmission Components	187,946	190,771
Corporate (2)	41,827	41,616
Total assets	$665,075	$684,563
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2015	March 31, 2014
North America (primarily U.S.)	$122,311	$125,788
Europe	55,040	67,836
Asia and other	16,010	16,514
Total	$193,361	$210,138
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
Concentrations
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended March 31, 2015 and March 31, 2014.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

16. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of March 31, 2015 or December 31, 2014. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.
The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the audited financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context requires otherwise, the terms “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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
On October 22, 2004, The Kilian Company ("Kilian"), a company formed at the direction of Genstar Capital, then the largest stockholder of Altra, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to our former wholly owned subsidiary Altra Power Transmission, Inc.
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
On December 31, 2014, Altra Power Transmission, Inc., our wholly owned subsidiary, was merged into Altra Industrial Motion Corp.
Business Segments
Effective during the quarter ended December 31, 2014, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to three reportable segments. The segment information for the quarter ended March 31, 2014 has been reclassified to conform to the current period presentation.
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

The following table shows the percentage of total revenue and segment earnings generated by each of our three segments for the quarters ended March 31, 2015 and 2014:

	Net Sales		Operating Income
	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Clutches and Brakes	52%	53%	59%	59%
Couplings	16%	15%	14%	16%
Gearing and Power Transmission Components	32%	32%	27%	25%

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
In the quarter ended March 31, 2015, foreign currency translation had a more negative impact on our performance than we expected and the agriculture and mining end markets were weaker than we anticipated. Performance in the oil & gas end market remains challenging and continues to weigh on our performance. We expect these trends to continue. Conversely, our wind and turf & garden end markets performed well during the quarter.
We expect operating results for the remainder of the year to be lower when compared to the comparable prior year period adjusted for the impact of the Guardian acquisition due to these conditions. In addition, we expect to continue to pursue our strategic growth initiatives and invest in equipment and new product development.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2015.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$193,361	$210,138
Cost of sales	134,888	148,342
Gross profit	58,473	61,796
Gross profit percentage	30.2%	29.4%
Selling, general and administrative expenses	36,302	38,262
Research and development expenses	4,762	3,889
Restructuring costs	1,756	—
Income from operations	15,653	19,645
Interest expense, net	2,956	3,019
Other non-operating (income) expense, net	(829)	534
Income before income taxes	13,526	16,092
Provision for income taxes	4,136	4,729
Net income	9,390	11,363
Net loss attributable to non-controlling interest	8	2
Net income attributable to Altra Industrial Motion Corp.	$9,398	$11,365
Segment Performance.
Amounts in thousands, except percentage data

	Quarters Ended March 31:
	2015	2014
Net Sales:
Clutches & Brakes	$101,595	$113,019
Couplings	31,934	30,988
Gearings & Power Transmission Components	61,465	67,297
Intra-segment eliminations	(1,633)	(1,166)
Net sales	$193,361	$210,138

Income from operations:
Segment earnings:
Clutches & Brakes	$11,743	$12,874
Couplings	2,888	3,482
Gearings & Power Transmission Components	5,402	5,535
Restructuring	(1,756)	—
Corporate expenses (1)	(2,624)	(2,246)
Income from operations	$15,653	$19,645

Quarter Ended March 31, 2015 compared with Quarter Ended March 31, 2014
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	March 31, 2015	March 31, 2014
			Change	%
Net sales	$193,361	$210,138	(16,777)	(8.0)%
The decrease in sales during the quarter ended March 31, 2015 was due to negative foreign exchange rates, and lower sales levels in several end markets, offset somewhat by the inclusion of Guardian Couplings. Of the decrease in sales, approximately $14.1 million relates to the impact of changes to foreign exchange rates primarily attributed to the exchange rates for the Euro and British Pound compared to the prior year. In addition, $5.0 million relates to decreases in sales in various end markets, offset by the inclusion of $2.4 million in additional sales relating to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Gross Profit	58,473	61,796	(3,323)	(5.4)%
Gross Profit as a percent of sales	30.2%	29.4%

Gross profit as a percentage of sales increased slightly during the quarter ended March 31, 2015. We expect this percentage to remain relatively consistent.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	$36,302	$38,262	$(1,960)	(5.1)%
SG&A as a percent of sales	18.8%	18.2%
Approximately $1.3 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates primarily related to the exchange rates for the Euro and British Pound compared to the same period in the prior year. In addition, general cost savings of approximately $0.7 million were realized during the quarter ended March 31, 2015. This was offset by $0.7 in expenses related to the inclusion of expenses related to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Research and development expenses (“R&D”)	$4,762	$3,889	$873	22.4%
Of the increase in R&D, approximately $0.8 million relates to aligning certain Svendborg costs to conform to our standard policies, approximately $0.4 million relates to additional headcount in the Clutches & Brakes segment. This increase is offset by the impact of changes to foreign exchange rate decreases primarily attributed to the exchange rates for the Euro and British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Restructuring Costs	$1,756	$—	$1,756	—%
During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $0.2 million, $0.1 million, and $1.5 million of these costs were related to the Clutches and Brakes, Couplings and Gearing and Power Transmission segments, respectively. The Company expects to incur approximately $3.0 - $4.0 million in additional expenses associated with the 2015 Altra Plan during the remainder of 2015. We expect to realize cost savings of approximately $4.6 million related to these actions during the remainder of 2015.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Interest Expense, net	$2,956	$3,019	$(63)	(2.1)%
Net interest expense decreased during the quarter ended March 31, 2015 from the comparable 2014 period. The decrease is primarily attributable to the impact of the changes to exchange rates for the Euro on the interest associated with Company's Euro denominated debt.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Other non-operating (income) expense, net	$(829)	$534	$(1,363)	(255.2)%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2015	March 31, 2014	Change	%
Provision for income taxes	$4,136	$4,729	$(593)	(12.5)%
Provision for income taxes as a % of income before income taxes	30.6%	29.4%
The increase in the provision for income taxes, as a percentage of income before taxes for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 is primarily due to a favorable discrete item in 2014 of $0.3 million that did not repeat in 2015. This was partially offset by lower foreign taxes in 2015 as a result of the 2014 restructuring of certain foreign subsidiaries.

Segment Performance
Clutches and Brakes.
Net sales in the Clutches and Brakes business segment were $101.6 in the quarter ended March 31, 2015, a decrease of approximately $11.4 million or 10.0%, from the quarter ended March 31, 2014. Approximately $5.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the exchange rates for the Euro and British Pound compared to the prior year. Approximately $3.5 million related to decreased volumes in the Ag market. The remaining $2.8 million was due primarily to weakness in the oil and gas markets. Segment operating income decreased $3.7 million primarily as a result of the impact of the decrease in sales described above.

Couplings.
Net sales in the Couplings business segment were $31.9 million in the quarter ended March 31, 2015, an increase of approximately $0.9 million, or 2.9%, from the quarter ended March 31, 2014. The increase was due to the result of the impact of $2.4 million in additional sales from the Guardian acquisition, offset by the impact of changes to foreign exchange rates primarily related to the exchange rates for the Euro and British Pound compared to the prior year. Segment operating income decreased $0.6 million.

Gearing and Power Transmission
Net sales in the Gearing and Power Transmission Components business segment were $61.5 million in the quarter ended March 31, 2015, compared with $67.3 million in the quarter ended March 31, 2014, a decrease of $5.8 million. Approximately $5.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily attributed to the exchange rates for the Euro and British Pound compared to the prior year. Segment operating income declined $0.1 million.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our Revolving Credit Facility to borrow an additional $144.0 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	March 31, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$45.0	$40.0
Convertible Notes	85.0	85.0
Term Loan Facility	126.4	133.7
Equipment Loan	6.0	5.4
Mortgages	0.1	0.3
Bauer Mortgage	6.5	3.6
Capital leases	0.5	0.5
Total debt	$269.5	$268.5
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
As of March 31, 2015 and December 31, 2014, we had $45.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of March 31, 2015 and December 31, 2014, we had $11.0 million in letters of credit outstanding, respectively. We had $144.0 million and $149.0 million available under the Revolving Credit Facility at March 31, 2015 and December 31, 2014, respectively.
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
Hedging Activities
The Company utilizes a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap (see Note 13).

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
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement on March 31, 2015.

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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which is $26.59, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended March 31, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending June 30, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

Should the Convertible notes become convertible in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement.

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the quarters ended March 31, 2015 and March 31, 2014, respectively:

	March 31, 2015	March 31, 2014	Change
Cash and cash equivalents at the beginning of the period	$47,503	$63,604	$(16,101)
Cash flows from operating activities	12,774	19,073	(6,299)
Cash flows from investing activities	(7,731)	(5,617)	(2,114)
Cash flows from financing activities	(1,096)	(14,871)	13,775
Effect of exchange rate changes on cash and cash equivalents	(4,024)	(340)	(3,684)
Cash and cash equivalents at the end of the period	$47,426	$61,849	$(14,423)
Cash Flows for 2015
The primary sources of funds provided from operating activities of approximately $12.8 million for the quarter ended March 31, 2015 resulted from cash provided from net income of $9.4 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $9.7 million. This amount was offset by a net increase in current assets and liabilities of approximately $6.3 million.

The change in cash flows from operating activities in 2015 as compared to 2014 primarily related to decreased cash generated from net income of $4.7 million, net of non cash items, and $1.3 million less in cash related to changes in assets and liabilities. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2015 due to income from operations, a decrease in working capital and profitability initiatives.
Net cash used in investing activities for the quarter ended March 31, 2015 increased compared to the quarter ended March 31, 2014 due to increased capital expenditures. We expect capital expenditures to be in the range of $24.0 to $26.0 million for the year ended December 31, 2015.
The change in net cash from financing activities in the quarter ended March 31, 2015 as compared to quarter ended March 31, 2014 related primarily to a $10.1 million decrease in principal payments made on the company’s Term Loan Facility and Revolving Credit Facility, decreased payments of $0.1 on mortgages and other debt along with $5.0 million in additional borrowings under the Revolving Credit Facility and $3.6 million in proceeds from a mortgage at Bauer. This was partially offset by a $0.5 million increase in dividend payments made during the quarter ended March 31, 2015 along with an increase of $4.6 million in stock repurchases related to the Company's share repurchase program.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. We have approximately $42.6 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, except as set forth below, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
During the quarter ended March 31, 2015, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.
We recorded the interest rate swap at fair value, which was $(0.1) at March 31, 2015. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.6 million in the fair value of the interest rate swap. See Note 13 for further information.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2015, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2014 are incorporated herein by reference.
During the reporting period, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2015 to January 31, 2015	57,882	$25.91	57,882	$30,882,600
February 1, 2015 to February 28, 2015	57,163	$27.00	52,644	$29,462,661
March 1, 2015 to March 31, 2015	60,586	$27.05	60,586	$27,824,040

(1)	We repurchased 4,519 of these shares of common stock during February 2015 in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
During the quarter ended March 31, 2015, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18, or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated By laws of the Registrant.

10.1*	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers†

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

May 4, 2015	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

May 4, 2015	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

May 4, 2015	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

10.1*	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers†

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp. Current Report on form 8-K filed on October 27, 2008.