Form 10-Q
period 2015-06-30
Altra Industrial Motion Corp.
filed 2015-07-24
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, 26,309,827 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,277	$47,503
Trade receivables, less allowance for doubtful accounts of $2,555 and $2,302 at June 30, 2015 and December 31, 2014, respectively	117,334	106,458
Inventories	126,956	132,736
Deferred income taxes	9,136	9,240
Income tax receivable	3,795	6,247
Prepaid expenses and other current assets	8,400	8,617
Total current assets	307,898	310,801
Property, plant and equipment, net	153,536	156,366
Intangible assets, net	101,880	110,730
Goodwill	99,014	102,087
Deferred income taxes	935	987
Other non-current assets, net	3,006	3,592
Total assets	$666,269	$684,563
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,486	$44,298
Accrued payroll	20,702	23,254
Accruals and other current liabilities	33,298	33,591
Deferred income taxes	125	120
Income tax payable	2,550	3,189
Current portion of long-term debt	13,804	15,176
Total current liabilities	117,965	119,628
Long-term debt - less current portion and net of unaccreted discount	233,857	240,576
Deferred income taxes	52,255	53,226
Pension liabilities	8,173	9,993
Long-term taxes payable	643	629
Other long-term liabilities	761	869
Redeemable non-controlling interest	—	883
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 26,075,793 and 26,353,755 issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	26	26
Additional paid-in capital	133,391	139,087
Retained earnings	173,010	161,061
Accumulated other comprehensive loss	(53,812)	(41,415)
Total stockholders’ equity	252,615	258,759
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$666,269	$684,563
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$196,610	$215,198	$389,971	$425,336
Cost of sales	136,624	148,728	271,512	297,070
Gross profit	59,986	66,470	118,459	128,266
Operating expenses:
Selling, general and administrative expenses	35,152	40,499	71,454	78,761
Research and development expenses	4,534	4,012	9,296	7,901
Restructuring costs	2,587	—	4,343	—
	42,273	44,511	85,093	86,662
Income from operations	17,713	21,959	33,366	41,604
Other non-operating income and expense:
Interest expense, net	2,978	2,972	5,934	5,991
Other non-operating expense (income), net	750	225	(79)	759
	3,728	3,197	5,855	6,750
Income before income taxes	13,985	18,762	27,511	34,854
Provision for income taxes	4,360	5,944	8,496	10,673
Net income	9,625	12,818	19,015	24,181
Net loss (income) attributable to non-controlling interest	54	(21)	63	(19)
Net income attributable to Altra Industrial Motion Corp.	$9,679	$12,797	$19,078	$24,162
Weighted average shares, basic	26,280	26,816	26,204	26,823
Weighted average shares, diluted	26,450	27,546	26,287	27,647
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.37	$0.48	$0.73	$0.90
Diluted net income attributable to Altra Industrial Motion Corp.	$0.37	$0.46	$0.73	$0.87
Cash dividend declared	$0.15	$0.12	$0.27	$0.22
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statement of Comprehensive Income
Amounts in thousands

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$9,625	$12,818	$19,015	$24,181
Other Comprehensive income (loss):
Foreign currency translation adjustment	(4,413)	958	(11,768)	904
Change in fair value of interest rate swap, net of tax	63	(125)	(219)	(120)
Other comprehensive income (loss)	(4,350)	833	(11,987)	784
Comprehensive income	5,275	13,651	7,028	24,965
Comprehensive loss attributable to noncontrolling interest	(28)	(56)	(192)	(93)
Comprehensive income attributable to Altra Industrial Motion Corp.	$5,303	$13,707	$7,220	$25,058
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Period Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$19,015	$24,181
Adjustments to reconcile net income to net cash flows:
Depreciation	10,832	11,481
Amortization of intangible assets	4,300	4,545
Amortization of deferred financing costs	468	466
(Gain) / Loss on foreign currency, net	(125)	137
Amortization of inventory fair value adjustment	—	2,151
Accretion of debt discount, net	1,810	1,669
Loss on disposal / impairment of fixed assets	1,127	235
Stock based compensation	2,215	1,830
Changes in assets and liabilities:
Trade receivables	(13,320)	(17,029)
Inventories	2,742	5,021
Accounts payable and accrued liabilities	2,262	(655)
Other current assets and liabilities	74	3,910
Other operating assets and liabilities	(1,286)	(211)
Net cash from operating activities	30,114	37,731
Cash flows from investing activities
Purchase of property, plant and equipment	(13,482)	(10,923)
Net cash from investing activities	(13,482)	(10,923)
Cash flows from financing activities
Payments on term loan facility	(11,445)	(12,650)
Payments on revolving credit facility	(2,000)	(6,190)
Dividend payments	(3,178)	(5,403)
Proceeds from equipment loan	1,100	1,610
Borrowing under revolving credit facility	6,000	5,000
Payment of Equipment and working capital notes	(2,396)	—
Proceeds from Bauer Mortgage	3,012	—
Shares surrendered for tax withholding	(128)	(132)
Payments on mortgages and other	(254)	(371)
Purchase of non-controlling interest in Lamiflex	(878)	—
Purchases of common stock under share repurchase program	(8,006)	(2,907)
Net cash from financing activities	(18,173)	(21,043)
Effect of exchange rate changes on cash and cash equivalents	(3,685)	(201)
Net change in cash and cash equivalents	(5,226)	5,564
Cash and cash equivalents at beginning of year	47,503	63,604
Cash and cash equivalents at end of period	$42,277	$69,168
Cash paid during the period for:
Interest	$3,795	$3,966
Income taxes	$7,096	$14,688
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	24	1,698	—	—	1,698	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	24,162	—	24,162	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	19
Dividends declared	—	—	—	(5,949)		(5,949)	—
Change in fair value of interest rate swap	—	—	—	—	(120)	(120)	—
Cumulative foreign currency translation adjustment	—	—	—	—	904	904	74
Repurchases of common stock - 81,642 shares	—	(82)	(2,907)	—	—	(2,907)	—
Balance at June 30, 2014	$27	26,762	$153,262	$151,444	$(17,612)	$287,121	$1,084

Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	15	2,087	—	—	2,087	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	19,078	—	19,078	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of minority Interest	—	—	223	—	(410)	(187)	(691)
Dividends declared	—	—	—	(7,129)	—	(7,129)	—
Change in fair value of interest rate swap	—	—	—	—	(219)	(219)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(11,768)	(11,768)	(129)
Repurchases of common stock - 294,013 shares	—	(294)	(8,006)	—	—	(8,006)	—
Balance at June 30, 2015	$26	26,075	$133,391	$173,010	$(53,812)	$252,615	$—
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
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at both June 30, 2015 and December 31, 2014. The estimated fair value of the Convertible Notes at June 30, 2015 and December 31, 2014 was $96.8 million and $99.0 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
Included in cash and cash equivalents at June 30, 2015 and December 31, 2014 are money market fund investments of $0.3 million, which are reported at fair value based on quoted market prices for such investments (level 1).
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) as of June 30, 2015 and December 31, 2014 was $(0.1) million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
4. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following is a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Loss	(219)	—	(11,768)	(11,987)
Accumulated Other Comprehensive Loss by Component, June 30, 2015	$(76)	$(4,818)	$(48,918)	$(53,812)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	(120)	—	904	784
Accumulated Other Comprehensive Income (Loss) by Component, Balance at June 30, 2014	$15	$(3,133)	$(14,494)	$(17,612)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income attributable to Altra Industrial Motion Corp.	$9,679	$12,797	$19,078	$24,162
Shares used in net income per common share - basic	26,280	26,816	26,204	26,823
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	127	705	37	737
Incremental shares of unvested restricted common stock	43	25	46	87
Shares used in net income per common share - diluted	26,450	27,546	26,287	27,647
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.37	$0.48	$0.73	$0.90
Diluted net income attributable to Altra Industrial Motion Corp.	$0.37	$0.46	$0.73	$0.87
During the quarter and year to date periods ended June 30, 2015 and 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes resulting in additional shares being included in net income per common share in the diluted earnings per share calculation above.

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
The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date ended June 30, 2014 as if the Company had acquired Guardian Couplings on January 1, 2014. The pro forma information contains the actual operating results of the Company, including Guardian Couplings, adjusted to include the pro forma impact of (i) additional expense as a result of the estimated amortization of identifiable intangible assets; and (ii) additional interest expense for borrowings under the Credit Agreement associated with the Guardian Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Pro Forma (unaudited)
	Quarter Ended	Year to Date Ended
	June 30, 2014	June 30, 2014
Total revenues	$217,994	$431,242
Net income attributable to Altra Industrial Motion Corp.	$13,115	$24,906
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.49	$0.93
Dilutive net income attributable to Altra Industrial Motion Corp.	$0.48	$0.90
7. Inventories
Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$37,580	$36,814
Work in process	13,994	13,641
Finished goods	75,382	82,281
	$126,956	$132,736
Approximately 6.9% and 7.0% of total inventories were valued using the LIFO method as of June 30, 2015 and December 31, 2014, respectively. The Company recorded a $0.1 million and $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended June 30, 2015 and 2014, respectively.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes in goodwill from January 1, through June 30, 2015 were as follows:

	Clutches and Brakes	Couplings	Gearing & Power Transmission Components	Total

Gross goodwill balance as of January 1, 2015	$51,447	$37,392	$45,058	$133,897
Accumulated Impairment January 1, 2015	(3,745)	(14,982)	(13,083)	(31,810)
Net goodwill balance January 1, 2015	47,702	22,410	31,975	102,087

Impact of changes in foreign currency and other	(2,046)	(282)	(745)	(3,073)
Net goodwill balance June 30, 2015	$45,656	$22,128	$31,230	$99,014

Other intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$40,205	$—	$40,205	$41,257	$—	$41,257
Intangible assets subject to amortization:
Customer relationships	114,116	53,167	60,949	118,523	49,849	68,674
Product technology and patents	6,028	5,302	726	6,830	6,031	799
Total intangible assets	$160,349	$58,469	$101,880	$166,610	$55,880	$110,730
The Company recorded $2.1 million and $2.3 million of amortization expense in the quarters ended June 30, 2015 and 2014, respectively, and recorded $4.3 million and $4.5 million of amortization in the year to date periods ended June 30, 2015 and 2014, respectively.
The estimated amortization expense for intangible assets is approximately $4.3 million for the remainder of 2015, $8.6 million in each of the next four years and then $23.0 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

9. Warranty Costs
The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014
Balance at beginning of period	$7,792	$8,739
Accrued current period warranty expense	1,275	1,299
Payments and adjustments	(1,065)	(1,171)
Balance at end of period	$8,002	$8,867
10. Income Taxes
The estimated effective income tax rates recorded for the year to date periods ended June 30, 2015 and June 30, 2014, were based upon management’s best estimate of the effective tax rate for the entire year.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of operations. The Company had $0.2 million of accrued interest and penalties at June 30, 2015 and December 31, 2014.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

11. Debt
Outstanding debt obligations at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$44,000	$40,000
Convertible Notes	85,000	85,000
Term Loan Facility	118,280	133,697
Bauer Mortgage	6,659	3,647
Equipment Loan	4,168	5,430
Mortgages	54	258
Capital leases	446	476
Total debt	258,607	268,508
Less: debt discount, net of accretion	(10,946)	(12,756)
Total debt, net of unaccreted discount	$247,661	$255,752
Less current portion of long-term debt	13,804	15,176
Total long-term debt, net of unaccreted discount	$233,857	$240,576
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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

As of June 30, 2015 and December 31, 2014, we had $44.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of each of June 30, 2015 and December 31, 2014, we had $11.0 million in letters of credit outstanding. We had $145.0 million and $149.0 million available under the Revolving Credit Facility at June 30, 2015 and December 31, 2014, respectively.
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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

share of our common stock), in certain circumstances. The conversion price at June 30, 2015 is $26.45 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $26.45, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of June 30, 2015:

Principal amount of debt	$85,000
Unamortized discount	10,946
Carrying value of debt	$74,054
Interest expense associated with the Convertible Notes consists of the following:

	Quarter Ended
	June 30, 2015	June 30, 2014
Contractual coupon rate of interest	$586	$586
Accretion of Convertible Notes discount and amortization of deferred financing costs	917	934
Interest expense for the convertible notes	$1,503	$1,520

	Year to Date Ended
	June 30, 2015	June 30, 2014
Contractual coupon rate of interest	$1,170	$1,170
Accretion of Convertible Notes discount and amortization of deferred financing costs	1,898	1,845
Interest expense for the convertible notes	$3,068	$3,015

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at June 30, 2015 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of June 30, 2015, the total available to borrow was 38.7 million RMB ($6.3 million). The loan is due in installments from 2014 through 2016, with interest varying between 5.4% and 7.87%. The Company has a 25.4 million RMB ($4.2 million) line of credit outstanding at June 30, 2015. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at June 30, 2015.
Mortgage
The Company has a mortgage with a bank secured by its facility in Heidelberg, Germany with an interest rate of 5.75% which is payable in monthly installments until September 2015. As of June 30, 2015 and December 31, 2014, the mortgage had a remaining principal balance of €0.1 million or $0.1 million, and €0.2 million or $0.3 million, respectively.
Bauer Mortgage
The Company entered an agreement with a bank for €6.0 million or $6.7 million for the construction of its new facility in Esslingen, Germany during August 2014 with an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
Capital Leases

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.4 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2015 or December 31, 2014 under any of the overdraft agreements.
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
Stock-based compensation expense recorded (in selling, general and administrative expense) during the year to date periods ended June 30, 2015 and June 30, 2014, was $2.2 million and $1.8 million, respectively. Stock-based compensation expense recorded during the quarters ended June 30, 2015 and June 30, 2014, was $1.1 million and $1.0 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended June 30, 2015:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2015	159,178	$28.53
Shares granted	123,651	26.99
Shares for which restrictions lapsed	(23,535)	27.18
Shares unvested June 30, 2015	259,294	$27.77

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Total remaining unrecognized compensation cost was $5.5 million as of June 30, 2015, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 30, 2015 was $0.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

For the year to date period ended June 30, 2015, the Company repurchased 294,013 shares of common stock at an average purchase price of $27.23 per share.  As of June 30, 2015, up to $24.4 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends
The Company declared a dividend of $0.15 per share of common stock related to the quarter ended June 30, 2015. The dividend for the quarter ended June 30, 2015 was accrued in the balance sheet at June 30, 2015. The Company declared and paid a cash dividend of $0.12 per share of common stock for the quarter ended June 30, 2014 which was accrued at June 30, 2014. Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.
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
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended June 30, 2015, nor was any amount excluded from ineffectiveness testing for the period.
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
The fair value of the swap recognized in other non-current assets, net and in other comprehensive income (loss) is as follows:

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

				Fair Value
	Notional			June 30, 2015	December 31, 2014
Effective Date	Amount	Fixed Rate	Maturity
April 30, 2013	$80,000	0.626%	November 30, 2016	$(76)	$143
14. Restructuring
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan initially included reducing headcount and limiting discretionary spending to improve profitability. In addition, during the quarter ended June 30, 2015, the Company initiated the next step of the Plan and incurred certain costs and asset impairments relating to facility consolidations.
The Company’s total restructuring expense, which included primarily severance and employee termination obligations and asset impairments, by segment for the quarters and year to date periods ended June 30, 2015 and June 30, 2014 was as follows:

	Quarter Ended		Year to Date Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Clutches and Brakes	$1,697	$—	$1,921	$—
Couplings	3	—	85	—
Gearing and Power Transmission Components	887	—	2,337	—
Corporate	—	—	—	—
Total	$2,587	$—	$4,343	$—

The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2015	$389
Restructuring expense incurred	4,343
Non-cash loss on impairment of fixed assets	(1,105)
Cash payments	(1,270)
Balance at June 30, 2015	$2,357
The total restructuring reserve as of June 30, 2015 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet which are expected to be paid during 2015. The Company expects to incur approximately $1.0 - $1.5 million in additional restructuring expenses under the 2015 Plan during the remainder of 2015.

15. Segments, Concentrations and Geographic Information

Segments

As of December 31, 2014, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to three reportable segments . The segment information for the quarter and year to date periods ended June 30, 2014 has been reclassified to conform to the current period presentation.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended June 30:		Year to Date Ended June 30:
	2015	2014	2015	2014
Net Sales:
Clutches & Brakes	$105,538	$110,952	$207,133	$223,971
Couplings	31,717	35,039	63,651	66,027
Gearings & Power Transmission Components	60,634	71,053	122,099	138,350
Inter-segment eliminations	(1,279)	(1,846)	(2,912)	(3,012)
Net sales	$196,610	$215,198	$389,971	$425,336

Income from operations:
Segment earnings:
Clutches & Brakes	13,325	14,279	25,068	27,153
Couplings	3,562	4,440	6,450	7,922
Gearings & Power Transmission Components	6,192	7,631	11,594	13,166
Restructuring	(2,587)	—	(4,343)	—
Corporate expenses (1)	(2,779)	(4,391)	(5,403)	(6,637)
Income from operations	17,713	21,959	33,366	41,604

Other non-operating (income) expense:
Net interest expense	2,978	2,972	5,934	5,991
Other non-operating (income) expense, net	750	225	(79)	759
	3,728	3,197	5,855	6,750
Income before income taxes	13,985	18,762	27,511	34,854
Provision for income taxes	4,360	5,944	8,496	10,673
Net income	$9,625	$12,818	$19,015	$24,181

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Depreciation and amortization:
Clutches & Brakes	$2,791	$3,199	$5,533	$5,591
Couplings	1,477	1,345	2,949	2,667
Gearing & Power Transmission Components	2,593	2,816	5,159	6,627
Corporate	754	567	1,491	1,141
Total depreciation and amortization	$7,615	$7,927	$15,132	$16,026

	June 30, 2015	December 31, 2014
Total assets:

Clutches & Brakes	$313,100	$334,371
Couplings	116,829	117,805
Gearing & Power Transmission Components	193,474	190,771
Corporate (2)	42,866	41,616
Total assets	$666,269	$684,563
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
North America (primarily U.S.)	$119,484	$127,360	$241,795	$253,148
Europe	57,032	67,244	112,072	135,080
Asia and other	20,094	20,594	36,104	37,108
Total	$196,610	$215,198	$389,971	$425,336
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
Concentrations
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended June 30, 2015 and June 30, 2014.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

16. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of June 30, 2015 or December 31, 2014. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of changes to critical accounting estimates;

•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our ERP system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition and the Guardian Acquisition;

•	the risks associated with the Company’s investment in its manufacturing facility in Changzhou, China; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document

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
On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Lamiflex Do Brasil Equipamentos Industriais S.A., or Lamiflex. Lamiflex is a premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining. On June 19, 2015, we acquired the remaining 15% of Lamiflex.
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
On December 31, 2014, Altra Power Transmission, Inc., our wholly owned subsidiary, was merged into Altra Industrial Motion Corp.

Business Segments
Effective during the quarter ended December 31, 2014, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to three reportable segments. The segment information for the quarter and year to date periods ended June 30, 2014 has been reclassified to conform to the current period presentation.
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

The following tables show the percentage of total revenue and segment earnings generated by each of our three segments for the quarters and year to date periods ended June 30, 2015 and 2014:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Clutches and Brakes	54%	52%	54%	53%
Couplings	16%	16%	16%	16%
Gearing and Power Transmission Components	30%	32%	30%	31%

	Operating Income		Operating Income
	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Clutches and Brakes	58%	54%	58%	56%
Couplings	15%	17%	15%	16%
Gearing and Power Transmission Components	27%	29%	27%	28%

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
Foreign currency translation continues to have a negative impact on our performance, and several of our end markets were weaker than we anticipated. Performance in oil & gas, agriculture, mining and metals end markets, which are some of our largest markets, remain challenging and continues to weigh on our performance. We expect these trends to continue.
We expect operating results for the remainder of the year to be lower when compared to the comparable prior year period adjusted for the impact of the Guardian acquisition due to these conditions. In addition, we commenced three facility consolidations in the quarter ended June 30, 2015 and we expect to continue to pursue our restructuring efforts in future quarters.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2015.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$196,610	$215,198	$389,971	$425,336
Cost of sales	136,624	148,728	271,512	297,070
Gross profit	59,986	66,470	118,459	128,266
Gross profit percentage	30.5%	30.9%	30.4%	30.2%
Selling, general and administrative expenses	35,152	40,499	71,454	78,761
Research and development expenses	4,534	4,012	9,296	7,901
Restructuring costs	2,587	—	4,343	—
Income from operations	17,713	21,959	33,366	41,604
Interest expense, net	2,978	2,972	5,934	5,991
Other non-operating (income) expense, net	750	225	(79)	759
Income before income taxes	13,985	18,762	27,511	34,854
Provision for income taxes	4,360	5,944	8,496	10,673
Net income	9,625	12,818	19,015	24,181
Net loss attributable to non-controlling interest	54	(21)	63	(19)
Net income attributable to Altra Industrial Motion Corp.	$9,679	$12,797	$19,078	$24,162

Segment Performance.
Amounts in thousands, except percentage data

	Quarters Ended June 30:		Year to Date Ended June 30:
	2015	2014	2015	2014
Net Sales:
Clutches & Brakes	$105,538	$110,952	$207,133	$223,971
Couplings	31,717	35,039	63,651	66,027
Gearings & Power Transmission Components	60,634	71,053	122,099	138,350
Intra-segment eliminations	(1,279)	(1,846)	(2,912)	(3,012)
Net sales	$196,610	$215,198	$389,971	$425,336

Income from operations:
Segment earnings:
Clutches & Brakes	$13,325	$14,279	$25,068	$27,153
Couplings	3,562	4,440	6,450	7,923
Gearings & Power Transmission Components	6,192	7,631	11,594	13,162
Restructuring	(2,587)	—	(4,343)	—
Corporate expenses	(2,779)	(4,391)	(5,403)	(6,634)
Income from operations	$17,713	$21,959	$33,366	$41,604

Quarter Ended June 30, 2015 compared with Quarter Ended June 30, 2014
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	June 30, 2015	June 30, 2014
			Change	%
Net sales	$196,610	$215,198	(18,588)	(8.6)%
The decrease in sales during the quarter ended June 30, 2015 was due to negative foreign exchange rates, and lower sales levels in several end markets, offset somewhat by the inclusion of Guardian Couplings. Of the decrease in sales, approximately $12.7 million relates to the impact of changes to foreign exchange rates primarily attributed to the exchange rate declines for the Euro and British Pound compared to the prior year. In addition, $8.3 million relates to decreased sales in various end markets, primarily oil and gas and agriculture, offset by the inclusion of $2.6 million in additional sales relating to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Gross Profit	59,986	66,470	(6,484)	(9.8)%
Gross Profit as a percent of sales	30.5%	30.9%

Gross profit as a percentage of sales decreased slightly during the quarter ended June 30, 2015. This decline is primarily related to product mix changes. We expect this percentage to remain relatively consistent in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	$35,152	$40,499	$(5,347)	(13.2)%
SG&A as a percent of sales	17.9%	18.8%
Approximately $3.2 million of the decrease in SG&A relates to the impact of foreign exchange rates for the Euro and British Pound compared to the same period in the prior year. In addition, general cost savings of approximately $2.8 million were realized during the quarter ended June 30, 2015. These reductions in SG&A were offset by the inclusion of $0.7 million of expenses related to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Research and development expenses (“R&D”)	4,534	4,012	$522	13.0%
Of the increase in R&D, approximately $0.5 million relates to aligning certain Svendborg costs to conform to our standard policies and approximately $0.4 million relates to additional headcount in the Clutches & Brakes segment. This increase is offset by the impact of foreign exchange rates for the Euro and British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Restructuring Costs	2,587	—	$2,587	—%
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan initially included reducing headcount and limiting discretionary spending to improve profitability. In addition, during the quarter ended June 30, 2015, the Company initiated the next step of the Plan and incurred certain costs and asset impairments relating to facility consolidations in our Clutches and Brakes segment resulting in an impairment charge of approximately $1.1 million.
Approximately $1.7 million and $0.9 million of these costs were related to the Clutches and Brakes and Gearing and Power Transmission segments, respectively. The Company expects to incur approximately $1.0 - $1.5 million in additional expenses associated with the 2015 Altra Plan during the remainder of 2015. We expect to realize cost savings of approximately $3.0 million related to these actions during the remainder of 2015.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Interest Expense, net	2,978	2,972	$6	0.2%
Net interest expense remained consistent with the comparable 2014 period.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Other non-operating (income) expense, net	$750	$225	$525	233.3%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2015	June 30, 2014	Change	%
Provision for income taxes	4,360	5,944	$(1,584)	(26.6)%
Provision for income taxes as a % of income before income taxes	31.2%	31.7%
The provision for income tax, as a percentage of income before taxes, during the quarter ended June 30, 2015 was slightly lower than that of the quarter ended June 30, 2014. This decrease is primarily a result of the foreign entity legal restructuring that was completed during the third quarter of 2014.
Segment Performance
Clutches and Brakes.
Net sales in the Clutches and Brakes business segment were $105.5 million in the quarter ended June 30, 2015, a decrease of approximately $5.4 million or 4.9%, from the quarter ended June 30, 2014. Approximately $6.8 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remainder of the decrease related to decreased sales volumes in the agriculture market. These decreases in sales were partially offset by stronger sales in wind energy. Segment operating income decreased approximately $1.0 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Couplings.
Net sales in the Couplings business segment were $31.7 million in the quarter ended June 30, 2015, a decrease of approximately $3.3 million, or 9.5%, from the quarter ended June 30, 2014. The impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year caused net sales to decrease by approximately $1.3 million. Weakness in the oil and gas market and the metals market caused net sales to decrease by approximately $4.4 million. These decreases in sales were partially offset by the impact of $2.6 million in additional sales from the Guardian acquisition. Segment operating income decreased $1.0 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.
.

Gearing and Power Transmission Components
Net sales in the Gearing and Power Transmission Components business segment were $60.6 million in the quarter ended June 30, 2015, compared with $71.1 million in the quarter ended June 30, 2014, a decrease of $10.5 million. Approximately $4.6 million of the decrease was due to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. The remaining $5.9 million decline related to decreased volumes in several end markets. Segment operating income declined $1.4 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Year to Date Ended June 30, 2015 compared with Year to Date Ended June 30, 2014
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014
			Change	%
Net sales	$389,971	$425,336	(35,365)	(8.3)%
The decrease in sales during the year to date period ended June 30, 2015 was due to weaker foreign exchange rates, and lower sales levels in several end markets, offset somewhat by the inclusion of Guardian Couplings. Of the decrease in sales, approximately $24.5 million relates to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. In addition, $16.0 million relates to decreases in sales in various end markets, offset by the inclusion of $5.1 million in additional sales relating to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Gross Profit	118,459	128,266	(9,807)	(7.6)%
Gross Profit as a percent of sales	30.4%	30.2%

Gross profit as a percentage of sales increased slightly during the year to date period ended June 30, 2015 due to there being no impact on gross profit related to acquired inventory from acquisitions during 2015. The 2014 gross profit included the impact of acquired inventory related to the Svendborg acquisition which was recorded at fair value rather than cost. We expect this percentage to remain relatively consistent in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	71,454	78,761	$(7,307)	(9.3)%
SG&A as a percent of sales	18.3%	18.5%
Approximately $6.1 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the same period in the prior year. In addition, general cost savings of approximately $2.5 million were realized during the year to date period ended June 30, 2015. These reductions in SG&A were offset by the inclusion of $1.3 million in expenses related to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Research and development expenses (“R&D”)	9,296	7,901	$1,395	17.7%
Of the increase in R&D, approximately $1.2 million relates to aligning certain Svendborg costs to conform to our Company policies, and approximately $0.8 million relates to additional headcount in the Clutches & Brakes segment. This increase is offset by the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Restructuring Costs	4,343	—	$4,343	100%
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan initially included reducing headcount and limiting discretionary spending to improve profitability. In addition, during the quarter ended June 30, 2015, the Company initiated the next step of the Plan and incurred certain costs and asset impairments relating to facility consolidations in our Clutches and Brakes segment resulting in an impairment charge of approximately $1.1 million.
Approximately $1.9 million, $0.1 million, and $2.3 million of the restructuring costs were related to the Clutches and Brakes, Couplings and Gearing and Power Transmission segments, respectively. The Company expects to incur approximately $1.0 - $1.5 million in additional expenses associated with the 2015 Altra Plan during the remainder of 2015. We expect to realize cost savings of approximately $3.0 million related to these actions during the remainder of 2015.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Interest Expense, net	5,934	5,991	$(57)	(1.0)%
Net interest expense remained relatively consistent with the comparable 2014 period.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Other non-operating (income) expense, net	(79)	759	$(838)	(110.4)%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2015	June 30, 2014	Change	%
Provision for income taxes	8,496	10,673	$(2,177)	(20.4)%
Provision for income taxes as a % of income before income taxes	30.9%	30.6%
The increase in the provision for income taxes, as a percentage of income before taxes for the year to date period ended June 30, 2015 compared to the year to date period ended June 30, 2014 is primarily due to a favorable discrete item in 2014 of $0.3 million that did not repeat in 2015. This impact was partially offset by lower foreign taxes in 2015 as a result of the 2014 legal entity restructuring of certain foreign subsidiaries.

Segment Performance
Clutches and Brakes.
Net sales in the Clutches and Brakes business segment were $207.1 million in the year to date period ended June 30, 2015, a decrease of approximately $16.8 million or 7.5%, from the year to date period ended June 30, 2014. Approximately $13.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remaining decrease in sales was due primarily to weakness in the oil and gas markets and agriculture market, partially offset by stronger sales in wind energy. Segment operating income decreased approximately $2.1 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Couplings.
Net sales in the Couplings business segment were $63.7 million in the year to date period ended June 30, 2015, a decrease of approximately $2.4 million, or 3.6%, from the year to date period ended June 30, 2014. The impact of changes to foreign exchange rates primarily related to the Euro and British Pound caused net sales to decrease by approximately $2.2 million compared to the prior year. Weakness in the oil and gas market and metals market caused net sales to decrease by approximately $7.5 million. These decreases in sales were partially offset by the impact of $5.1 million in additional sales from the Guardian acquisition. Segment operating income decreased $1.5 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.
.
Gearing and Power Transmission Components
Net sales in the Gearing and Power Transmission Components business segment were $122.1 million in the quarter ended June 30, 2015, compared with $138.4 million in the year to date period ended June 30, 2014, a decrease of $16.3 million. Approximately $9.2 million of the decrease was due to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. The remainder of the decrease was due to decreased sales volumes in various end markets. Segment operating income declined $1.6 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

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

Borrowings

	Amounts in millions
	June 30, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$44.0	$40.0
Convertible Notes	85.0	85.0
Term Loan Facility	118.3	133.7
Equipment Loan	4.2	5.4
Mortgages	0.1	0.3
Bauer Mortgage	6.6	3.6
Capital leases	0.4	0.5
Total debt	$258.6	$268.5
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
As of June 30, 2015 and December 31, 2014, we had $44.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of June 30, 2015 and December 31, 2014, we had $11.0 million in letters of credit outstanding, respectively. We had $145.0 million and $149.0 million available under the Revolving Credit Facility at June 30, 2015 and December 31, 2014, respectively.
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
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement on June 30, 2015.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which is $26.45, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

Should the Convertible notes become convertible in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement.

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30, 2015 and June 30, 2014, respectively:

	June 30, 2015	June 30, 2014	Change
Cash and cash equivalents at the beginning of the period	$47,503	$63,604	$(16,101)
Cash flows from operating activities	30,114	37,731	(7,617)
Cash flows from investing activities	(13,482)	(10,923)	(2,559)
Cash flows from financing activities	(18,173)	(21,043)	2,870
Effect of exchange rate changes on cash and cash equivalents	(3,685)	(201)	(3,484)
Cash and cash equivalents at the end of the period	$42,277	$69,168	$(26,891)

Cash Flows for 2015
The primary sources of funds provided from operating activities of approximately $30.1 million for the year to date period ended June 30, 2015 resulted from cash provided from net income of $19.0 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $20.6 million. This amount was offset by a net increase in current assets and liabilities of approximately $9.5 million.

The change in cash flows from operating activities in 2015 as compared to 2014 primarily related to decreased cash generated from net income of $7.1 million, net of non cash items, and $0.6 million less in cash related to changes in assets and liabilities. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2015 due to income from operations, a decrease in working capital and profitability initiatives.
Net cash used in investing activities for the quarter ended June 30, 2015 increased compared to the quarter ended June 30, 2014 due to increased capital expenditures. We expect capital expenditures to be in the range of $24.0 to $26.0 million for the year ended December 31, 2015.
The change in net cash from financing activities in the year to date period ended June 30, 2015 as compared to year to date period ended June 30, 2014 related primarily to a $5.4 million decrease in principal payments made on the Company’s Term Loan Facility and Revolving Credit Facility, a $2.2 million decrease in dividend payments made, decreased payments of $0.1 million on mortgages and other debt along with $1.0 million in additional borrowings under the Revolving Credit Facility and $3.0 million in proceeds from a mortgage at Bauer. This was partially offset by a reduction in proceeds from equipment loans of $0.5 million, an increase of $2.4 million in payments on equipment and working capital notes and an increase of $5.1 million in stock repurchases related to the Company's share repurchase program and used for the purchase of the remaining 15% in Lamiflex.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. We have approximately $33.1 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
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
During the quarter ended June 30, 2015, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.
We recorded the interest rate swap at fair value, which was $(0.1) million at June 30, 2015. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.6 million in the fair value of the interest rate swap. See Note 13 for further information.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
As of June 30, 2015, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2015 to April 30, 2015	55,963	$28.02	55,963	$26,256,216
May 1, 2015 to May 31, 2015	35,586	$28.13	35,586	$25,255,290
June 1, 2015 to June 30, 2015	31,352	$28.06	31,352	$24,375,647

(1)
During the quarter ended June 30, 2015, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18, or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The

Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 24, 2015	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

July 24, 2015	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

July 24, 2015	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp. Current Report on form 8-K filed on October 27, 2008.