Form 10-Q
period 2015-09-30
Altra Industrial Motion Corp.
filed 2015-10-27
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, 26,012,661 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,649	$47,503
Trade receivables, less allowance for doubtful accounts of $2,081 and $2,302 at September 30, 2015 and December 31, 2014, respectively	104,400	106,458
Inventories	126,036	132,736
Deferred income taxes	9,162	9,240
Income tax receivable	3,634	6,247
Prepaid expenses and other current assets	11,089	8,617
Total current assets	303,970	310,801
Property, plant and equipment, net	152,760	156,366
Intangible assets, net	99,480	110,730
Goodwill	98,314	102,087
Deferred income taxes	902	987
Other non-current assets, net	2,641	3,592
Total assets	$658,067	$684,563
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,565	$44,298
Accrued payroll	21,691	23,254
Accruals and other current liabilities	37,849	33,591
Deferred income taxes	122	120
Income tax payable	2,148	3,189
Current portion of long-term debt	12,713	15,176
Total current liabilities	121,088	119,628
Long-term debt - less current portion and net of unaccreted discount	227,189	240,576
Deferred income taxes	51,893	53,226
Pension liabilities	8,474	9,993
Long-term taxes payable	650	629
Other long-term liabilities	701	869
Redeemable non-controlling interest	—	883
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,881,867 and 26,353,755 issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	26	26
Additional paid-in capital	127,074	139,087
Retained earnings	179,322	161,061
Accumulated other comprehensive loss	(58,350)	(41,415)
Total stockholders’ equity	248,072	258,759
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$658,067	$684,563
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$183,053	$202,520	$573,024	$627,856
Cost of sales	127,253	140,187	398,765	437,257
Gross profit	55,800	62,333	174,259	190,599
Operating expenses:
Selling, general and administrative expenses	34,279	39,067	105,733	117,828
Research and development expenses	4,210	3,818	13,506	11,719
Restructuring costs	651	1,643	4,994	1,643
	39,140	44,528	124,233	131,190
Income from operations	16,660	17,805	50,026	59,409
Other non-operating income and expense:
Interest expense, net	2,924	3,000	8,858	8,991
Other non-operating expense (income), net	685	(313)	606	446
	3,609	2,687	9,464	9,437
Income before income taxes	13,051	15,118	40,562	49,972
Provision for income taxes	2,830	8,170	11,326	18,843
Net income	10,221	6,948	29,236	31,129
Net loss (income) attributable to non-controlling interest	—	(2)	63	(21)
Net income attributable to Altra Industrial Motion Corp.	$10,221	$6,946	$29,299	$31,108
Weighted average shares, basic	26,145	26,648	26,140	26,785
Weighted average shares, diluted	26,145	27,334	26,184	27,557
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.39	$0.26	$1.12	$1.16
Diluted net income attributable to Altra Industrial Motion Corp.	$0.39	$0.25	$1.12	$1.13
Cash dividend declared	$0.15	$0.12	$0.42	$0.34
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statement of Comprehensive Income
Amounts in thousands

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$10,221	$6,948	$29,236	$31,129
Other Comprehensive income (loss):
Foreign currency translation adjustment	(4,474)	(12,341)	(16,242)	(11,437)
Change in fair value of interest rate swap, net of tax	(64)	229	(283)	109
Other comprehensive income	(4,538)	(12,112)	(16,525)	(11,328)
Comprehensive income (loss)	5,683	(5,164)	12,711	19,801
Comprehensive loss attributable to noncontrolling interest	—	(105)	(192)	(12)
Comprehensive income attributable to Altra Industrial Motion Corp.	$5,683	$(5,059)	$12,903	$19,813
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Period Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$29,236	$31,129
Adjustments to reconcile net income to net cash flows:
Depreciation	16,232	17,238
Amortization of intangible assets	6,437	6,884
Amortization of deferred financing costs	689	699
(Gain) / Loss on foreign currency, net	(128)	461
Amortization of inventory fair value adjustment	—	2,264
Accretion of debt discount, net	2,740	2,527
Loss on disposal / impairment of fixed assets	856	195
Provision for deferred taxes	—	1,350
Stock based compensation	3,231	2,633
Changes in assets and liabilities:
Trade receivables	(1,552)	(11,452)
Inventories	2,367	5,276
Accounts payable and accrued liabilities	7,106	(6,682)
Other current assets and liabilities	(2,609)	9,704
Other operating assets and liabilities	(1,060)	(188)
Net cash from operating activities	63,545	62,038
Cash flows from investing activities

Purchase of property, plant and equipment	(19,181)	(16,464)
Proceeds from sale of land	1,201	274
Acquisition of Guardian, net of $2.0 million cash received	—	(15,092)
Net cash from (used in) investing activities	(17,980)	(31,282)
Cash flows from financing activities
Payments on term loan facility	(16,027)	(21,478)
Payments on revolving credit facility	(9,000)	(9,190)
Dividend payments	(7,130)	(8,644)
Proceeds from equipment loan	1,100	2,245
Borrowing under revolving credit facility	6,000	5,000
Payments of Equipment loans	(3,639)	(1,028)
Proceeds from mortgages	7,085	—
Shares surrendered for tax withholding	(1,182)	(1,447)
Payments on mortgages	(352)	(435)
Purchase of non-controlling interest in Lamiflex	(878)	—
Purchases of common stock under share repurchase program	(14,285)	(12,816)
Net cash from (used in) financing activities	(38,308)	(47,793)
Effect of exchange rate changes on cash and cash equivalents	(5,111)	(3,573)
Net change in cash and cash equivalents	2,146	(20,610)
Cash and cash equivalents at beginning of year	47,503	63,604
Cash and cash equivalents at end of period	$49,649	$42,994
Cash paid during the period for:
Interest	$5,995	$6,504
Income taxes	$10,833	$23,333
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statement of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	78	1,186	—	—	1,186	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	31,108	—	31,108	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	21
Dividends declared	—	—	—	(9,141)		(9,141)	—
Change in fair value of interest rate swap	—	—	—	—	109	109	—
Cumulative foreign currency translation adjustment	—	—	—	—	(11,437)	(11,437)	(33)
Repurchases of common stock - 382,626 shares	—	(383)	(12,816)	—	—	(12,816)	—
Balance at September 30, 2014	$27	26,515	$142,841	$155,198	$(29,724)	$268,342	$979

Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	76	2,049	—	—	2,049	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	29,299	—	29,299	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of minority Interest	—	—	223	—	(410)	(187)	(691)
Dividends declared	—	—	—	(11,038)	—	(11,038)	—
Change in fair value of interest rate swap	—	—	—	—	(283)	(283)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(16,242)	(16,242)	(129)
Repurchases of common stock - 547,780 shares	—	(548)	(14,285)	—	—	(14,285)	—
Balance at September 30, 2015	$26	25,882	$127,074	$179,322	$(58,350)	$248,072	$—
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
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at both September 30, 2015 and December 31, 2014. The estimated fair value of the Convertible Notes at September 30, 2015 and December 31, 2014 was $88.4 million and $99.0 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
Included in cash and cash equivalents at September 30, 2015 and December 31, 2014 are money market fund investments of $0.3 million, which are reported at fair value based on quoted market prices for such investments (level 1).
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) as of September 30, 2015 and December 31, 2014 was $(0.1) million and $0.1 million, respectively, based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.

4. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following is a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Loss	(283)	—	(16,242)	(16,525)
Accumulated Other Comprehensive Loss by Component, September 30, 2015	$(140)	$(4,818)	$(53,392)	$(58,350)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss)	109	—	(11,437)	(11,328)
Accumulated Other Comprehensive Income (Loss) by Component, Balance at September 30, 2014	$244	$(3,133)	$(26,835)	$(29,724)

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income attributable to Altra Industrial Motion Corp.	$10,221	$6,946	$29,299	$31,108
Shares used in net income per common share - basic	26,145	26,648	26,140	26,785
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	626	38	687
Incremental shares of unvested restricted common stock	—	60	6	85
Shares used in net income per common share - diluted	26,145	27,334	26,184	27,557
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.39	$0.26	$1.12	$1.16
Diluted net income attributable to Altra Industrial Motion Corp.	$0.39	$0.25	$1.12	$1.13
During the quarter ended September 30, 2015, the Company's common stock price did not exceed the current conversion price of the Company's Convertible Notes, resulting in no additional shares being included in net income per common share in the diluted earnings per share calculation above. During the year to date periods ended September 30, 2015 and 2014 and quarter ended September 30, 2014, the average price of the Company’s common stock exceeded the current conversion price of the Company’s Convertible Notes resulting in additional shares being included in net income per common share in the diluted earnings per share calculation above.

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
The following table sets forth the unaudited pro forma results of operations of the Company for the year to date period ended September 30, 2014 as if the Company had acquired Guardian Couplings on January 1, 2014. The pro forma information contains the actual operating results of the Company, including Guardian Couplings, adjusted to include the pro forma impact of (i) additional expense as a result of the estimated amortization of identifiable intangible assets; and (ii) additional interest expense for borrowings under the Credit Agreement associated with the Guardian Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Year to Date Ended
September 30, 2014
Total revenues	$633,762
Net income attributable to Altra Industrial Motion Corp.	$31,852
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.19
Dilutive net income attributable to Altra Industrial Motion Corp.	$1.16
7. Inventories
Inventories are generally stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories located at certain subsidiaries are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$35,196	$36,814
Work in process	14,170	13,641
Finished goods	76,670	82,281
	$126,036	$132,736

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes in goodwill from January 1, through September 30, 2015 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total

Gross goodwill balance as of January 1, 2015	$70,004	$36,943	$26,950	$133,897
Accumulated Impairment January 1, 2015	(28,065)	(3,745)	—	(31,810)
Net goodwill balance January 1, 2015	41,939	33,198	26,950	102,087

Impact of changes in foreign currency and other	(2,583)	(342)	(848)	(3,773)
Net goodwill balance September 30, 2015	$39,356	$32,856	$26,102	$98,314

Other intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$40,095	$—	$40,095	$41,257	$—	$41,257
Intangible assets subject to amortization:
Customer relationships	113,742	55,058	58,684	118,523	49,849	68,674
Product technology and patents	6,053	5,352	701	6,830	6,031	799
Total intangible assets	$159,890	$60,410	$99,480	$166,610	$55,880	$110,730
The Company recorded $2.1 million and $2.3 million of amortization expense in the quarters ended September 30, 2015 and 2014, respectively, and recorded $6.4 million and $6.9 million of amortization in the year to date periods ended September 30, 2015 and 2014, respectively.
The estimated amortization expense for intangible assets is approximately $2.1 million for the remainder of 2015, $8.4 million in each of the next four years and then $23.7 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

9. Warranty Costs
The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended September 30, 2015 and September 30, 2014 are as follows:

	September 30, 2015	September 30, 2014
Balance at beginning of period	$7,792	$8,739
Accrued current period warranty expense	3,641	1,314
Payments and adjustments	(1,760)	(1,900)
Balance at end of period	$9,673	$8,153

The accrued current period warranty expense for the period ended September 30, 2015 included $2.1 million related to a quality issue related to defective components. The cost estimates recognized are subject to change based upon final resolution with the customers and the ultimate costs incurred to replace the defective components.
10. Debt
Outstanding debt obligations at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$37,000	$40,000
Convertible Notes	85,000	85,000
Term Loan Facility	114,156	133,697
Mortgages	10,335	3,905
Equipment Loan	2,893	5,430
Capital leases	534	476
Total debt	249,918	268,508
Less: debt discount, net of accretion	(10,016)	(12,756)
Total debt, net of unaccreted discount	$239,902	$255,752
Less current portion of long-term debt	12,713	15,176
Total long-term debt, net of unaccreted discount	$227,189	$240,576
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

On August 13, 2015, the Company entered into a First Amendment to the Credit Agreement which revised the definition of a “Change in Control” set forth in the Credit Agreement.
As of September 30, 2015 and December 31, 2014, the Company had $37.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of September 30, 2015 and December 31, 2014, the Company had $8.0 million and $11.0 million in letters of credit outstanding, respectively. The Company had $155.0 million and $149.0 million available under the Revolving Credit Facility at September 30, 2015 and December 31, 2014, respectively.
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
On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement. For more information on the Company’s Second Amended and Restated Credit Agreement see Note 16.

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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at September 30, 2015 is $26.29 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $26.29, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended September 30, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending December 31, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of September 30, 2015:

Principal amount of debt	$85,000
Unamortized discount	10,016
Carrying value of debt	$74,984
Interest expense associated with the Convertible Notes consists of the following:

	Quarter Ended
	September 30, 2015	September 30, 2014
Contractual coupon rate of interest	$586	$584
Accretion of Convertible Notes discount and amortization of deferred financing costs	840	681
Interest expense for the convertible notes	$1,426	$1,265

	Year to Date Ended
	September 30, 2015	September 30, 2014
Contractual coupon rate of interest	$1,753	$1,753
Accretion of Convertible Notes discount and amortization of deferred financing costs	2,740	2,527
Interest expense for the convertible notes	$4,493	$4,280

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at September 30, 2015 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
The Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of September 30, 2015, the total available to borrow was 38.7 million RMB ($6.3 million). The loan is due in installments from 2014 through 2016, with interest varying between 5.4% and 7.87%. The Company has a 18.4 million RMB ($2.9 million) line of credit

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

outstanding at September 30, 2015. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at September 30, 2015.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Mortgages
Heidelberg Germany
A foreign subsidiary of the Company entered into a new mortgage with a bank for €1.5 million or $1.7 million secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The new mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million or $1.7 million at September 30, 2015.
As of December 31, 2014, the previously existing mortgage had a remaining principal balance of €0.2 million or $0.3 million, respectively.
Esslingen Germany
A foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million or $6.7 million for the construction of its new facility in Esslingen, Germany during August 2014 with an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The mortgage has a remaining principal balance of €6.0 million or $6.7 million at September 30, 2015. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
Angers France
A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million or $2.3 million for the construction of its new facility in Angers, France during the quarter ended September 30, 2015 with an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €1.7 million or $1.9 million at September 30, 2015.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million at both September 30, 2015 and December 31, 2014. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 30, 2015 or December 31, 2014 under any of the overdraft agreements.

11. Stockholders’ Equity
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
The restricted stock awards issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

occurrence of certain events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.
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
Stock-based compensation expense recorded (in selling, general and administrative expense) during the year to date periods ended September 30, 2015 and September 30, 2014, was $3.2 million and $2.6 million, respectively. Stock-based compensation expense recorded during the quarters ended September 30, 2015 and September 30, 2014, was $1.0 million and $0.8 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended September 30, 2015:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2015	159,178	$28.53
Shares granted	129,338	26.93
Shares for which restrictions lapsed	(126,716)	26.56
Shares unvested September 30, 2015	161,800	$28.62
Total remaining unrecognized compensation cost was $4.6 million as of September 30, 2015, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended September 30, 2015 was $3.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

For the year to date period ended September 30, 2015, the Company repurchased 547,780 shares of common stock at an average purchase price of $26.08 per share.  As of September 30, 2015, up to $18.1 million was available to purchase additional shares under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends
The Company declared a dividend of $0.15 per share of common stock related to the quarter ended September 30, 2015. The dividend for the quarter ended September 30, 2015 was accrued in the balance sheet at September 30, 2015. The Company declared and paid a cash dividend of $0.12 per share of common stock for the quarter ended September 30, 2014

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

which was accrued at September 30, 2014. Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.
12. Derivative Financial Instruments
Interest Rate Swap
In April 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings, currently $75.0 million, under the Credit Agreement, at 0.626% exclusive of the margin under the Former Credit Agreement. The interest rate swap agreement and its terms are also applicable to the variable interest rate borrowings under the current Credit Agreement.
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge. Changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended September 30, 2015, nor was any amount excluded from ineffectiveness testing for the period.
The estimated fair value of the Company’s interest rate swap agreement with certain financial institutions (“Interest Rate Swap”) was based on inputs other than quoted prices that are observable for the Interest Rate Swap (level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The fair value of the swap recognized in other non-current assets, net and in other comprehensive income (loss) is as follows:

				Fair Value
	Notional			September 30, 2015	December 31, 2014
Effective Date	Amount	Fixed Rate	Maturity
April 30, 2013	$75,000	0.626%	November 30, 2016	$(140)	$143
13. Restructuring
In the quarter ended September 30, 2014, the Company adopted a restructuring plan (“2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability.
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan initially included reducing headcount and limiting discretionary spending to improve profitability. In addition, during the quarter ended June 30, 2015, the Company initiated the next step of the Plan and incurred certain costs and asset impairments relating to facility consolidations. Those activities continued in the quarter ended September 30, 2015.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company’s total restructuring expense, which included primarily severance and employee termination obligations and asset impairments, by segment for the quarters and year to date periods ended September 30, 2015 and September 30, 2014 was as follows:

	Quarter Ended		Year to Date Period Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Couplings, Clutches & Brakes	$103	$285	$741	$285
Electromagnetic Clutches & Brakes	7	592	1,373	592
Gearing	541	670	2,880	670
Corporate	—	96	—	96
Total	$651	$1,643	$4,994	$1,643

The segment information for the quarter and year to date periods ended September 30, 2014 has been reclassified to conform to the current period presentation. For more information on the reclassification and realignment of the Company’s reportable segments see Note 14.
The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2015	$389
Restructuring expense incurred	4,994
Non-cash loss on impairment of fixed assets	(1,105)
Cash payments	(1,986)
Balance at September 30, 2015	$2,292
The total restructuring reserve as of September 30, 2015 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying condensed consolidated balance sheet which are expected to be paid during 2015. The Company expects to incur approximately $1.0 - $1.5 million in additional restructuring expenses under the 2015 Plan during the remainder of 2015 as management decisions on actions to be taken are finalized.

14. Segments, Concentrations and Geographic Information

Segments

During the quarter ended September 30, 2015, the Company realigned its reporting and management structure and corresponding reportable business segments as part of its business simplification efforts. This new structure is better aligned across the Company’s end markets and will better facilitate the Company’s strategic initiatives for growth, procurement and facility consolidation.

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company currently operates through three business segments that are aligned with key product types and end markets served:

•	Couplings, Clutches & Brakes.
Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Clutches in this segment are devices which use mechanical, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery.  Products in this segment are generally used in heavy industrial applications and energy markets.

•	Electromagnetic Clutches & Brakes.
Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections.   Products in this segment are used in industrial and commercial markets including agricultural machinery, material handling, motion control, and turf & garden.

•	Gearing.
Gears are utilized to reduce the speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Gears produced by the Company are primarily utilized in industrial applications.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:
	Quarters Ended September 30,		Year to date periods Ended September 30,
	2015	2014	2015	2014
Net Sales:
Couplings, Clutches & Brakes	$85,760	$100,363	$265,225	$298,633
Electromagnetic Clutches & Brakes	50,393	49,793	166,279	169,563
Gearing	48,783	54,028	147,599	165,478
Inter-segment eliminations	(1,883)	(1,664)	(6,079)	(5,818)
Net sales	$183,053	$202,520	$573,024	$627,856

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$8,910	$13,107	$29,672	$35,140
Electromagnetic Clutches & Brakes	4,771	4,071	16,293	18,192
Gearing	6,197	6,566	17,022	18,651
Restructuring	(651)	(1,643)	(4,994)	(1,643)
Corporate expenses (1)	(2,567)	(4,296)	(7,967)	(10,931)
Income from operations	$16,660	$17,805	$50,026	$59,409

Other non-operating (income) expense:
Net interest expense	$2,924	$3,000	$8,858	$8,991
Other non-operating (income) expense, net	685	(313)	606	446
	3,609	2,687	9,464	9,437
Income before income taxes	13,051	15,118	40,562	49,972
Provision for income taxes	2,830	8,170	11,326	18,843
Net income	$10,221	$6,948	$29,236	$31,129

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Depreciation and amortization:
Couplings, Clutches & Brakes	$3,926	$4,410	$11,922	$12,997
Electromagnetic Clutches & Brakes	1,195	1,258	3,481	3,769
Gearing	1,613	1,826	4,970	5,612
Corporate	803	602	2,296	1,744
Total depreciation and amortization	$7,537	$8,096	$22,669	$24,122

	September 30, 2015	December 31, 2014
Total assets:

Couplings, Clutches & Brakes	$343,268	$377,803
Electromagnetic Clutches & Brakes	127,811	131,015
Gearing	137,282	134,129
Corporate (2)	49,706	41,616
Total assets	$658,067	$684,563
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
North America (primarily U.S.)	$108,959	$117,796	$350,753	$370,944
Europe	52,757	64,116	164,829	199,196
Asia and other	21,337	20,608	57,442	57,716
Total	$183,053	$202,520	$573,024	$627,856
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
Concentrations
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for each of the quarters ended September 30, 2015 and September 30, 2014.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

15. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying condensed consolidated balance sheets for potential litigation as of September 30, 2015 or December 31, 2014. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our consolidated financial statements.

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
16. Subsequent Events

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Company amended its Credit Agreement. The new agreement resulted in a two-year extension of the term of the facility, the elimination of the existing Term Loan Facility, and an increase in total borrowing capacity under the facility to $350.0 million. The applicable margins for Eurodollar Loans and ABR Loans are between 1.25% and 2.00%, 0.25% and 1.00%, respectively. Collateral under the new facility remains substantially the same as under the Company's existing Credit Agreement. The Company expects to incur a non-cash charge of approximately $0.5 million during the quarter ended December 31, 2015 to write-off deferred financing costs in connection with eliminating the Term Loan Facilities under the new agreement.

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

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of changes to critical accounting estimates;

•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our Enterprise Resource Planning (ERP) system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition and the Guardian Acquisition;

•	the risks associated with the Company’s investment in its manufacturing facility in Changzhou, China;

•
the Company's ability achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives; and

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
On October 22, 2004, The Kilian Company ("Kilian"), a company formed at the direction of Genstar Capital, then the largest stockholder of Altra, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to our former wholly owned subsidiary, Altra Power Transmission, Inc.
On May 29, 2011, we acquired substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business, or Bauer. We refer to this transaction as the Bauer Acquisition. Bauer is a European manufacturer of high-quality gear motors, offering engineered solutions to a variety of industries, including material handling, metals, food processing, and energy.
On July 11, 2012, we acquired 85% of privately held Lamiflex do Brasil Equipamentos Industriais Ltda., now known as Altra Industrial Motion do Brasil S.A., or Lamiflex. Lamiflex is a premier Brazilian manufacturer of high-speed disc couplings, providing engineered solutions to a variety of industries, including oil and gas, power generation, metals and mining. On June 19, 2015, we acquired the remaining 15% of Lamiflex.
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
On December 31, 2014, Altra Power Transmission, Inc., our wholly owned subsidiary, was merged into Altra Industrial Motion Corp.

Business Segments
Segments

During the third quarter ended September 30, 2015, the Company realigned its management and reporting structure and corresponding reportable business segments as part of its business simplification efforts. This new structure is better aligned across the Company’s end markets and will better facilitate the Company’s strategic initiatives for growth, procurement and facility consolidation.
The Company currently operates through three business segments that are aligned with key product types and end markets served:

•	Couplings, Clutches & Brakes.
Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Clutches in this segment are devices which use mechanical, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery.  Products in this segment are generally used in heavy industrial applications and energy markets.

•	Electromagnetic Clutches & Brakes.
Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections.   Products in this segment are used in industrial and commercial markets including agricultural machinery, material handling, motion control, and turf & garden.

•	Gearing.
Gears are utilized to reduce the speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Gears produced by the Company are primarily utilized in industrial applications.

The following tables show the percentage of total revenue and segment earnings generated by each of our three segments for the quarters and year to date periods ended September 30, 2015 and 2014:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Couplings, Clutches & Brakes	47%	50%	47%	48%
Electromagnetic Clutches & Brakes	28%	25%	29%	27%
Gearing	25%	25%	24%	25%

	Operating Income		Operating Income
	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Couplings, Clutches & Brakes	45%	55%	47%	49%
Electromagnetic Clutches & Brakes	24%	17%	26%	25%
Gearing	31%	28%	27%	26%

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
Foreign currency translation continues to have a negative impact on our performance, and several of our end markets were weaker than we anticipated. Performance in the oil & gas, agriculture, mining and metals end markets, which are some of our largest markets, remain challenging and continues to weigh on our performance. We have seen broad based decline in global industrial demand through the first nine months of 2015. Furthermore, we expect the challenges in our agriculture, oil and gas, mining and metals end markets to continue for some time, as many customers are beginning to implement restructuring and cost reduction programs. In addition, we have seen softening expand into other end markets that were previously unaffected. We expect these trends to continue.
We expect operating results for the remainder of the year to be lower when compared to the comparable prior year period due to these conditions. As these conditions persist, we are managing the business to the level of demand we are seeing. We expect ongoing benefits from the restructuring and cost reduction initiatives we began earlier this year. These initiatives include the 2015 Altra Plan which we commenced in the quarter ended March 31, 2015 and which has also helped improve profitability of our Bauer business. We commenced three facility consolidations in the quarter ended June 30, 2015 and we expect to continue to pursue our restructuring efforts in future quarters.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended September 30, 2015.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$183,053	$202,520	$573,024	$627,856
Cost of sales	127,253	140,187	398,765	437,257
Gross profit	55,800	62,333	174,259	190,599
Gross profit percentage	30.5%	30.8%	30.4%	30.4%
Selling, general and administrative expenses	34,279	39,067	105,733	117,828
Research and development expenses	4,210	3,818	13,506	11,719
Restructuring costs	651	1,643	4,994	1,643
Income from operations	16,660	17,805	50,026	59,409
Interest expense, net	2,924	3,000	8,858	8,991
Other non-operating (income) expense, net	685	(313)	606	446
Income before income taxes	13,051	15,118	40,562	49,972
Provision for income taxes	2,830	8,170	11,326	18,843
Net income	10,221	6,948	29,236	31,129
Net loss (income) attributable to non-controlling interest	—	(2)	63	(21)
Net income attributable to Altra Industrial Motion Corp.	$10,221	$6,946	$29,299	$31,108

Segment Performance.
Amounts in thousands, except percentage data

	Quarters Ended September 30,		Year to date periods Ended September 30,
	2015	2014	2015	2014
Net Sales:
Couplings, Clutches & Brakes	$85,760	$100,363	$265,225	$298,633
Electromagnetic Clutches & Brakes	50,393	49,793	166,279	169,563
Gearing	48,783	54,028	147,599	165,478
Intra-segment eliminations	(1,883)	(1,664)	(6,079)	(5,818)
Net sales	$183,053	$202,520	$573,024	$627,856

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$8,910	$13,107	$29,672	$35,140
Electromagnetic Clutches & Brakes	4,771	4,071	16,293	18,192
Gearing	6,197	6,566	17,022	18,651
Restructuring	(651)	(1,643)	(4,994)	(1,643)
(1) Corporate expenses	(2,567)	(4,296)	(7,967)	(10,931)
Income from operations	$16,660	$17,805	$50,026	$59,409
(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Quarter Ended September 30, 2015 compared with Quarter Ended September 30, 2014
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	September 30, 2015	September 30, 2014
			Change	%
Net sales	$183,053	$202,520	(19,467)	(9.6)%
The decrease in sales during the quarter ended September 30, 2015 was due to the effect of foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $11.7 million relates to the impact of changes to foreign exchange rates primarily attributed to the exchange rate declines for the Euro and British Pound compared to the prior year. In addition, $7.8 million relates to decreased sales in various end markets, primarily oil and gas and agriculture in our Clutches, Couplings and Brakes and Gearing business segments.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Gross Profit	55,800	62,333	(6,533)	(10.5)%
Gross Profit as a percent of sales	30.5%	30.8%

Gross profit as a percentage of sales decreased slightly during the quarter ended September 30, 2015. This decline is primarily related to a supplier warranty provision in our Clutches, Couplings & Brakes business segment of approximately $2.1 million which impacted gross profit negatively. Adjusted gross profit net of this supplier provision would have been 31.6% of sales. We expect the gross profit as a percentage of sales in future periods will remain relatively consistent with the adjusted gross profit net of the supplier provision experienced in the quarter ended September 30, 2015.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	$34,279	$39,067	$(4,788)	(12.3)%
SG&A as a percent of sales	18.7%	19.3%
Approximately $2.8 million of the decrease in SG&A relates to the impact of foreign exchange rates for the Euro and British Pound compared to the same period in the prior year. The remaining decrease was a result general cost savings and lower ERP implementation costs realized by the Company during the quarter ended September 30, 2015.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Research and development expenses (“R&D”)	4,210	3,818	$392	10.3%
Of the increase in R&D, approximately $0.7 million relates to additional headcount, primarily in the Couplings, Clutches & Brakes segment. This increase is offset by $0.3 million relating to the impact of changes in foreign exchange rates for the Euro and British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Restructuring Costs	651	1,643	$(992)	(60.4)%
The company commenced a restructuring plan ("2014 Altra Plan") during the quarter ended September 30, 2014 as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. During the quarter ended March 31, 2015, the Company commenced a separate restructuring plan ("2015 Altra Plan") as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure.
The decrease in restructuring during the quarter ended September 30, 2015 is due to the timing of certain of the actions taken under the 2014 Plan which were initiated during the quarter ended September 30, 2014, while the majority of the actions taken to date under the 2015 Plan were initiated prior to the quarter ended September 30, 2015.
Approximately $0.3 million, $0.6 million and $0.5 million of the Costs incurred under the 2014 Altra Plan were related to the Couplings Clutches & Brakes, Electromagnetic Clutches & Brakes, and Gearing segments, respectively.
Approximately $0.1 million, and $0.5 million of the costs incurred under the 2015 Altra Plan were related to the Couplings Clutches and Brakes and Gearing segments, respectively.
The Company expects to incur between $0.3 million and $0.5 million in additional expenses associated with the 2015 Altra Plan during the remainder of 2015. We expect to realize cost savings of approximately $1.0 million related to these actions during the remainder of 2015.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Interest Expense, net	2,924	3,000	$(76)	(2.5)%
Net interest expense remained consistent with the comparable 2014 period. The Company amended its Credit Facility during October 2015. The Company amended its Credit Facility during October 2015 which reduced the margin on its borrowings by approximately 0.125%. As a result, absent additional borrowing, we expect net interest expense to decrease slightly beginning in 2016.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Other non-operating (income) expense, net	$685	$(313)	$998	(318.8)%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2015	September 30, 2014	Change	%
Provision for income taxes	2,830	8,170	$(5,340)	(65.4)%
Provision for income taxes as a % of income before income taxes	21.7%	54.0%
The provision for income tax, as a percentage of income before taxes, during the quarter ended September 30, 2015 was lower than that of the quarter ended September 30, 2014. The restructuring of certain of our foreign subsidiaries resulted in additional income tax of $3.8 million in the United States during the quarter ended September 30, 2014. The payment of taxes on this additional taxable income allowed the Company to benefit from a foreign tax credit of approximately $0.9 million during the quarter ended September 30, 2015. The remainder of the decrease in the provision as a percentage of income before taxes results from the ongoing benefits of the foreign reorganization.

Segment Performance
Couplings, Clutches & Brakes
Net sales in the Couplings, Clutches & Brakes segment were $85.8 million in the quarter ended September 30, 2015, a decrease of approximately $14.6 million or 14.6%, from the quarter ended September 30, 2014. Approximately $5.3 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remainder of the decrease was due primarily to weakness in oil and gas and metals and mining markets. Segment operating income decreased approximately $4.2 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Electromagnetic Clutches & Brakes
Net sales in the Electromagnetic Clutches & Brakes segment were $50.4 million in the quarter ended September 30, 2015, an increase of approximately $0.6 million, or 1.2%, from the quarter ended September 30, 2014. The impact of changes to foreign exchange rates, primarily related to the Euro and British Pound, compared to the prior year caused net sales to decrease by approximately $2.2 million. Net sales in the agriculture market decreased approximately $0.9 million. These decreases were offset by increased net sales in the turf and garden end market. Segment operating income increased $0.7 million compared to the prior period primarily as a result of the impact of the increase in sales described above.

Gearing
Net sales in the Gearing segment were $48.8 million in the quarter ended September 30, 2015, compared with $54.0 million in the quarter ended September 30, 2014, a decrease of $5.2 million. Approximately $4.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. The remaining $1.1 million decline related to decreased volumes in several end markets. Segment operating income declined $0.4 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Year to Date Ended September 30, 2015 compared with Year to Date Ended September 30, 2014

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014
			Change	%
Net sales	$573,024	$627,856	(54,832)	(8.7)%
The decrease in sales during the year to date period ended September 30, 2015 was due to weaker foreign exchange rates, and lower sales levels in several end markets, offset somewhat by the inclusion of Guardian Couplings. Of the decrease in sales, approximately $36.0 million relates to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. In addition, $23.7 million relates to decreases in sales in various end markets, offset by the inclusion of $4.9 million in additional sales relating to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Gross Profit	174,259	190,599	(16,340)	(8.6)%
Gross Profit as a percent of sales	30.4%	30.4%

Gross profit as a percentage of sales remained relatively consistent compared to the prior year to date period. The 2015 gross profit includes a supplier warranty provision of approximately $2.1 million, while the 2014 gross profit included a $2.2 million negative impact of acquired inventory related to the Svendborg acquisition which was recorded at fair value rather than cost. Without these provisions, gross profit as a percentage of sales for both periods is 30.7% for both periods. We expect this percentage to remain relatively consistent in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	105,733	117,828	$(12,095)	(10.3)%
SG&A as a percent of sales	18.5%	18.8%
Approximately $8.9 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the same period in the prior year. In addition, general cost savings and reduced ERP implementation costs of approximately $4.5 million were realized during the year to date period ended September 30, 2015. These reductions in SG&A were offset by the inclusion of $1.3 million in expenses related to the acquisition of Guardian Couplings.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Research and development expenses (“R&D”)	13,506	11,719	$1,787	15.2%
Of the increase in R&D, approximately $0.8 million relates to aligning certain Svendborg costs to conform to our Company policies, and approximately $1.2 million relates to additional headcount in the Couplings, Clutches & Brakes segment. R&D also increased approximately $0.8 million across our other business segments. This increase is offset by $1.0 related to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Restructuring Costs	4,994	1,643	$3,351	204.0%
The company commenced a restructuring plan ("2014 Altra Plan") during the quarter ended September 30, 2014 as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. During the quarter ended March 31, 2015, the Company commenced a separate restructuring plan ("2015

Altra Pan") as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. during the quarter ended March 31, 2015.
The increase in restructuring costs during the year to date period September 30, 2015, is due in part to the effect of the timing of the 2015 Altra Plan which was initiated earlier in 2015 than the 2014 Altra Plan was initiated in the prior year. Costs related to an impairment charge of approximately $1.1 million to a facility consolidation in the Couplings, Clutches and Brakes business segment in 2015 also contributed to the increase. There were no impairment charges incurred under the 2014 Plan.
Approximately $0.3 million, $0.6 million and $0.5 million of the costs incurred under the 2014 Altra Plan were related to the Couplings Clutches & Brakes, Electromagnetic Clutches & Brakes, and Gearing business segments, respectively.
Approximately $0.7 million, $1.4 million, and $2.9 million of the restructuring costs were related to the Couplings, Clutches & Brakes, Electromagnetic Clutches & Brakes, and Gearing segments, respectively. The Company expects to incur approximately between $1.0 million $1.5 million in additional expenses associated with the 2015 Altra Plan during the remainder of 2015. We expect to realize cost savings of approximately $1.0 million related to these actions during the remainder of 2015.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Interest Expense, net	8,858	8,991	$(133)	(1.5)%
Net interest expense remained relatively consistent with the comparable 2014 period. The Company amended its Credit Facility during October 2015 which reduced the margin on its borrowings by approximately 0.125%. As a result, absent additional borrowing, we expect net interest expense to decrease slightly beginning in 2016.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Other non-operating (income) expense, net	606	446	$160	35.9%
Other non-operating expense in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2015	September 30, 2014	Change	%
Provision for income taxes	11,326	18,843	$(7,517)	(39.9)%
Provision for income taxes as a % of income before income taxes	27.9%	37.7%
The provision for income tax, as a percentage of income before taxes, during the year to date period ended September 30, 2015 was lower than that of the comparable 2014 period. The restructuring of certain of our foreign subsidiaries resulted in additional income tax of $3.8 million in the United States during the year to date period ended September 30, 2014. The payment of these taxes allowed the company to benefit from a foreign tax credit of approximately $0.9 million during the year to date period ended September 30, 2015. The remainder of the decrease in the provision as a percentage of income before taxes results from the ongoing benefits of the foreign reorganization.

Segment Performance
Couplings, Clutches & Brakes
Net sales in the Couplings, Clutches & Brakes segment were $265.2 million in the year to date period ended September 30, 2015, a decrease of approximately $33.4 million or 11.2%, from the year to date period ended September 30, 2014. Approximately $17.7 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remaining decrease in sales was due primarily to weakness in the oil and gas markets and metals and mining markets, partially offset by an increase in sales in the wind energy market of approximately $1.7 million. Segment operating income decreased approximately $5.5 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Electromagnetic Clutches & Brakes
Net sales in the Electromagnetic Clutches & Brakes segment were $166.3 million in the year to date period ended September 30, 2015, a decrease of approximately $3.3 million, or 1.9%, from the year to date period ended September 30, 2014. The impact of changes to foreign exchange rates primarily related to the Euro and British Pound caused net sales to decrease by approximately $7.2 million compared to the prior year. The decrease was offset somewhat by improvements primarily in the turf and garden end market. Segment operating income decreased $1.9 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.
.
Gearing
Net sales in the Gearing business segment were $147.6 million in the quarter ended September 30, 2015, compared with $165.5 million in the year to date period ended September 30, 2014, a decrease of $17.9 million. Approximately $13.0 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remainder of the decrease was due to decreased sales volumes in various end markets. Segment operating income declined $1.6 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions and dividends. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150,000,000 of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. As of September 30, 2015, we have the ability under our Revolving Credit Facility to borrow an additional $155.0 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	September 30, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$37.0	$40.0
Convertible Notes	85.0	85.0
Term Loan Facility	114.2	133.7
Equipment Loan	2.9	5.4
Mortgages	10.3	3.9
Capital leases	0.5	0.5
Total debt	$249.9	$268.5
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
As of September 30, 2015 and December 31, 2014, we had $37.0 million and $40.0 million outstanding on our Revolving Credit Facility, respectively. As of September 30, 2015 and December 31, 2014, we had $8.0 million and $11.0 million in letters of credit outstanding, respectively. We had $155.0 million and $149.0 million available under the Revolving Credit Facility at September 30, 2015 and December 31, 2014, respectively.
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
On August 13, 2015, the Company entered into a First Amendment to the Credit Agreement which revised the definition of a “Change in Control” set forth in the Credit Agreement.
On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Company amended its Credit Agreement. The new agreement resulted in a two-year extension of the term of the facility, the elimination of the existing Term Loan Facility, and an increase in total borrowing capacity under the facility to $350.0 million. For a more detailed discussion of the 2015 Credit Agreement, see Item 5 of Part II of this Form 10-Q.
Hedging Activities
The Company utilizes a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. For more information on the interest rate swap (see Note 12).

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
We were in compliance in all material respects with all covenants of the indenture governing the Credit Agreement on September 30, 2015.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which is $26.29, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended September 30, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending December 31, 2015. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods.

Should the Convertible notes become convertible in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the Revolving Credit Agreement.

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 30, 2015 and September 30, 2014, respectively:

	September 30, 2015	September 30, 2014	Change
Cash and cash equivalents at the beginning of the year	$47,503	$63,604	$(16,101)
Cash flows from operating activities	63,545	62,038	1,507
Cash flows from (used in) investing activities	(17,980)	(31,282)	13,302
Cash flows from (used in) financing activities	(38,308)	(47,793)	9,485
Effect of exchange rate changes on cash and cash equivalents	(5,111)	(3,573)	(1,538)
Cash and cash equivalents at the end of the period	$49,649	$42,994	$6,655

Cash Flows for 2015
The primary sources of funds provided from operating activities of approximately $63.5 million for the year to date period ended September 30, 2015 resulted from cash provided from net income of $29.2 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, and non-cash loss on foreign currency was approximately $30.1 million. Additionally, there was a net decrease in current assets and liabilities of approximately $4.2 million.

The change in cash flows from operating activities in 2015 as compared to 2014 primarily related to decreased cash generated from net income of $6.1 million, net of non cash items, and $7.6 million less in cash related to changes in assets and liabilities. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2015 due to income from operations, a decrease in working capital and profitability initiatives.
Net cash used in investing activities for the year to date period ended September 30, 2015 decreased approximately $13.3 compared to the year to date period ended September 30, 2014. During 2014, the Company acquired Guardian for approximately $15.1 million, net of cash received. The Company has not completed any acquisitions during the period ended September 30, 2015. This decrease was offset somewhat by investments made in our facility in Angers France and Esslingen Germany. We expect capital expenditures to be in the range of $24.0 million to $26.0 million for the year ended December 31, 2015.
The change in net cash used in financing activities in the year to date period ended September 30, 2015 as compared to year to date period ended September 30, 2014 related primarily to a $5.6 million decrease in principal payments made on the Company’s Term Loan Facility and Revolving Credit Facility, a $1.5 million decrease in dividend payments made, decreased payments of $0.1 million on mortgages and other debt along with $1.0 million in additional borrowings under the Revolving Credit Facility and $7.1 million in proceeds from a mortgages at certain foreign owned subsidiaries. This was partially offset by a reduction in proceeds from equipment loans of $1.1 million, an increase of $2.6 million in payments on equipment and working capital notes and an increase of $1.5 million in stock repurchases related to the Company's share repurchase program and used for the purchase of the remaining 15% in Lamiflex.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. As of September 30, 2015, we have approximately $40.7 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
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
During the quarter ended September 30, 2015, we utilized a derivative instrument, namely an interest rate swap, to manage exposure to interest rates on the Company’s variable rate indebtedness. Our derivative instrument is with a major financial institution and is not for speculative or trading purposes. The Company has designated its interest rate swap agreement, which is forward-dated, as a cash flow hedge, and changes in the fair value of the swap are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.
We recorded the interest rate swap at fair value, which was $(0.1) million at September 30, 2015. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company as interest expense. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.5 million in the fair value of the interest rate swap. See Note 12 for further information.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2015, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the reporting period, except for below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.
We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We have in the past undertaken and expect to continue to undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. We cannot assure you that we will be able to achieve all of the cost savings that we expect to realize from current or future activities and initiatives.  Furthermore, in connection with these activities, we may experience a disruption in our ability to perform functions important to our strategy. Unexpected delays, increased costs, challenges with adapting our internal control environment to a new organizational structure, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities and could have a material adverse impact on our financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2015 to July 31, 2015	43,303	$25.93	43,303	$23,252,792
August 1, 2015 to August 31, 2015	127,150	$25.65	87,341	$21,045,478
September 1, 2015 to September 30, 2015	162,932	$23.95	123,123	$18,096,791

(1)	We repurchased 39,809 of these shares of common stock during August 2015 in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
During the quarter ended September 30, 2015, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18, or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information

Second Amended and Restated Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of the Company’s foreign subsidiaries (collectively with the Company, the “Borrowers”), the lenders party to the Second Amended and Restated Credit Agreement from time to time (collectively, the “Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed through a Guarantee Agreement by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”), and which may be amended from time to time (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates the Company’s former Amended and Restated Credit Agreement, dated as of December 6, 2013, as amended (the “2013 Credit Agreement”), by and among the Company, and certain of its domestic subsidiaries, including former subsidiary Altra Power Transmission, Inc., the lenders party to the Amended and Restated Credit Agreement from time to time (the “Former Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the Administrative Agent, guaranteed by certain domestic subsidiaries of the Company. The 2013 Credit Agreement itself was an amendment and restatement of a prior credit agreement. Pursuant to the 2013 Credit Agreement, the Former Lenders had made available to the Borrowers a revolving credit facility (the “Prior Revolving Credit Facility”) of $200,00,000, which continued in effect an existing term loan then having a balance of approximately $94,000,000, maintained the term loan of $100,000,000 and made an additional term loan of €50,000,000 to Altra Netherlands. The two term loans described in the prior sentence are collectively referred to as the “Term Loans”.

Under the 2015 Credit Agreement, the amount of the Prior Revolving Credit Facility has been increased to $350,000,000 (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. A portion of the 2015 Revolving Credit Facility (approximately $110.4 million) was used to repay the Term Loans. The stated maturity of the 2015 Revolving Credit Facility is being extended to October 22, 2020. The maturity of the Prior Revolving Credit Facility had been December 6, 2018. The 2015 Credit Agreement continues to provide for a possible expansion of the credit facilities by an additional $150,000,000, which can be allocated as additional term loans and/or additional revolving credit loans.

The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the 2015 Credit Agreement. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.
The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

Ratification Agreement

Pursuant to an Omnibus Reaffirmation and Ratification and Amendment of Collateral Documents entered into on October 22, 2015 in connection with the 2015 Credit Agreement by and among the Company, the Loan Parties and the Administrative Agent (the “Ratification Agreement”), the Loan Parties (exclusive of the foreign subsidiary Borrower) have reaffirmed their obligations to the Lenders under the Pledge and Security Agreement dated November 20, 2012 (the “Pledge and Security Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Pledge and Security Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Pledge and Security Agreement contains other customary representations, warranties and covenants of the parties. The 2015 Credit Agreement provides that the obligation to grant the security interest can cease upon the obtaining of certain corporate family credit ratings for the Company, but the obligation to grant a security interest is subject to subsequent reinstatement if the ratings are not maintained as provided in the 2015 Credit Agreement.

Pursuant to the Ratification Agreement, the Loan Parties (other than the foregoing subsidiary Borrower) have also reaffirmed their obligations under each of the Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent dated November 20, 2012 (the “2012 Security Agreements”) pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

Additional Trademark Security Agreement and Patent Security Agreement

In connection with the reaffirmation of the Pledge and Security Agreement, certain of the Loan Parties delivered a new Patent Security Agreement and a new Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties and not covered by the 2012 Security Agreements.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated By laws of the Registrant.

10.1(3)	First Amendment to Credit Agreement, dated August 13, 2015, among Altra Industrial Motion Corp., certain of its subsidiaries, JPMorgan Chase Bank, N.A., and the lenders listed therein

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion Corp. Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on form 8-K filed on October 27, 2008.

(3)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on form 8-K filed on August 18, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

October 27, 2015	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

October 27, 2015	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

October 27, 2015	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.