Form 10-K
period 2015-12-31
Altra Industrial Motion Corp.
filed 2016-02-26
CIK 1374535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $688.1 million.
As of February 24, 2016, there were 25,874,064 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

Item 1.	Business
Our Company
Altra Industrial Motion Corp. (“Altra” or the “Company”) (formerly Altra Holdings, Inc.) is a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT components. Our products are used to control and transmit power and torque in virtually any industrial application involving movement. With our global footprint, we sell our products in over 70 countries and serve customers in a diverse group of industries, including energy, general industrial, material handling, metals, mining, special machinery, transportation, and turf and garden. Our product portfolio includes clutches and brakes, couplings and gearing and other power transmission components. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. Altra was incorporated in 2004 in the State of Delaware and became a publicly traded company in 2006. Altra is headquartered in Braintree, Massachusetts.

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

During the quarter ended September 30, 2015, the Company realigned its reporting and management structure and corresponding reportable business segments as part of its business simplification efforts (see Business Segments). The segment information presented below for the prior periods has been reclassified to conform to the new presentation. The following table shows the percentage of net sales and operating income generated by each of our three segments for the years ended December 31, 2015, 2014 and 2013:

	Net Sales			Operating Income
	2015	2014	2013	2015	2014	2013
Couplings, Clutches & Brakes	45.4%	47.9%	41.4%	47.6%	52.4%	51.3%
Electromagnetic Clutches & Brakes	29.1%	26.4%	29.2%	26.6%	23.4%	24.0%
Gearing	25.5%	25.7%	29.4%	25.8%	24.2%	24.7%
See Note 13 to the consolidated financial statements for more financial information about our segments.
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
On November 22, 2013, we changed our legal corporate name from Altra Holdings, Inc. to Altra Industrial Motion Corp.
On December 17, 2013, we acquired all of the issued and outstanding shares of Svendborg Brakes A/S and S.B. Patent Holding ApS (together “Svendborg”). Svendborg is a leading global manufacturer of premium quality caliper brakes.
On July 1, 2014, we acquired all of the issued and outstanding shares of Guardian Ind., Inc., now known as Guardian Couplings LLC or Guardian Couplings. Guardian Couplings is a manufacturer and supplier of flywheel, motion control and general industrial couplings.
On December 31, 2014, Altra Power Transmission, Inc., our former wholly owned subsidiary, was merged into Altra Industrial Motion Corp.
Our Industry
Based on industry data supplied by the Power Transmission Distributors Association in collaboration with Industrial Market Information, we estimate that industrial power transmission products generated sales in the United States of approximately $36.1 billion in 2015. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $21.1 billion market in the United States in 2015.
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
Collaborate with Customers to Create New Opportunities.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $66.2 million in revenues during 2015.

Capturing the Benefits of Common Ownership. We foster the sharing of best practices throughout the organization. We challenge our businesses to work together to identify cross-selling opportunities to increase customer and distributor penetration as well as to expand into new markets and geographic regions. We expect the recent realignment of our three divisions to further develop these initiatives. Leveraging our global buying power, we expect our businesses to work together to identify cost saving opportunities and to improve supply chain management. Utilizing our common ERP system, we are working to implement a shared services structure that supports all of our business units in the United States. This will allow our businesses to receive the benefits of expanded customer service, cohesive marketing services and consolidated accounting functions which will increase efficiency and help to reduce cost.
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
Disciplined Capital Allocation. We expect that our businesses typically will generate annual free cash flow. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses through annual investment in capital spending with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional strategic acquisitions focused on our key markets. We have consistently provided shareholder returns by paying regular dividends, which have increased by 200% since being introduced during the quarter ended March 31, 2012. During the quarter ended June 30, 2014, we initiated purchases under our $50 million share repurchase program. Through December 31, 2015, we have repurchased approximately $34.9 million of Altra common stock under the program.

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
Customized, Engineered Products Serving Niche Markets.    We employ approximately 285 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.
Aftermarket Sales Supported by Large Installed Base.    With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2015, we estimate that approximately 38% of our revenues were derived from aftermarket sales.
Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2015, no single industry represented more than 8% of our total sales. In addition, we are geographically diversified with approximately 42% of our sales coming from outside North America during 2015.
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
Experienced, High-Caliber Management Team.    We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of over 15 years with our companies. Our CEO, Carl Christenson, has over 30 years of experience in the MPT industry, while our CFO, Christian Storch, has more than 25 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.
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
We operate three business segments that are aligned by our product offerings:
Couplings, Clutches and Brakes business segment
Couplings.    Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we design our couplings with a measure of flexibility that accommodates various degrees of misalignment. Altra manufactures a diverse variety of couplings suitable for many industrial and specialty applications. Our various coupling products include: gear couplings, high performance diaphragm and disc couplings, elastomeric couplings, miniature and precision couplings, as well as universal joints, mill spindles and shaft locking devices. These products are sold into many different markets, including: food processing, oil and gas, power generation, material handling, medical, metals, mining, and mobile off-highway. Our couplings are primarily manufactured under the Ameridrives, Ameridrives Power Transmission, Bibby, Lamiflex, TB Wood's, Huco Dynatork, and Guardian brands in our facilities in Indiana, Pennsylvania, Texas, Wisconsin, Brazil, the United Kingdom, China and Mexico.

Clutches and Brakes.    Primarily utilized in heavy duty industrial, mining and energy applications, clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in two main product categories: heavy duty and overrunning. Our core clutch and brake manufacturing facilities are located in Michigan, Texas, Denmark, Germany, the United Kingdom and China.

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

Engineered Belted Drives.    Belted drives incorporate both a rubber-based belt and at least two sheaves or synchronous sprockets. Belted drives typically change the speed of an electric motor or engine to the level required for a particular piece of equipment. Our belted drive line includes three types of v-belts, three types of synchronous belts, standard and made-to-order sheaves and synchronous sprockets, and split taper bushings. We sell belted drives to a wide range of end markets, including aggregate, energy, chemical and material handling. Our engineered belted drives are primarily manufactured under the TB Wood’s brand in our facilities in Pennsylvania and Mexico.
Electromagnetic Clutches and Brakes business segment
Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture products for several niche vehicular applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names. Our core electromagnetic clutches and brakes manufacturing facilities are located in Connecticut, Indiana, France, the United Kingdom and China.
Gearing business segment
Gearing. Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive and gear motor configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing and gear motor products under the Boston Gear, Nuttall Gear, Delroyd, and Bauer Gear Motor brand names. We manufacture our gearing products at our facilities in New York, North Carolina, Germany, Slovakia, and China, and sell to a wide variety of end markets.
Engineered Bearing Assemblies.    Bearings are components that support, guide and reduce friction of motion between fixed and moving machine parts. Our engineered bearing assembly product line includes ball bearings, roller bearings, thrust bearings, track rollers, stainless steel bearings, polymer assemblies, housed units and custom assemblies. We manufacture a broad range of engineered bearing products under the Kilian brand name. We sell bearing products to a wide range of end industries, including the general industrial and automotive markets, with a particularly strong OEM customer focus. We manufacture our bearing products at our facilities in New York and Canada.
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

Our continued investment in new product development is intended to help drive customer growth as we address key customer needs. We spend approximately 2.0% - 2.5% of net sales on our annual research and development efforts.
Sales and Marketing
We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 181 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world. While the Company did not have any individual customers that represented total sales of greater than 10.0%, the Gearing business segment had one customer that approximated 10.5% of total sales during the year ended December 31, 2015.
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
Distribution
Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2015, we derived approximately 58% of our net sales from customers in North America, 26% from customers in Europe and 16% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.
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
Employees
As of December 31, 2015, we had 3,855 full-time employees, of whom approximately 50% were located in North America (primarily U.S.), 33% in Europe, and 17% in Asia and the rest of the world. Approximately 15% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 718 employees or 56% of our European employees are represented by labor unions or works councils. Approximately 52 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 62 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.
We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2016, October 2016, June 2017 and February 2018.
We are also party to a collective bargaining agreement with approximately 68 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018.
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

Seasonality
We experience seasonality in our turf and garden business, which represented approximately 8% of our net sales in 2015. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.
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
Environmental and Health and Safety Matters
We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, our costs of achieving and maintaining compliance with environmental laws and requirements have not been material.

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
Executive Officers of Registrant
The following sets forth certain information with regard to our executive officers as of February 26, 2016 (ages are as of December 31, 2015):
Carl R. Christenson (age 56) has been our Chief Executive Officer since January 2009, a director since July 2007 and Chairman of the Board since 2014. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.
Christian Storch (age 56) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held

German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.
Glenn Deegan (age 49) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.
Gerald Ferris (age 66) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.
Todd B. Patriacca (age 46) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.
Craig Schuele (age 52) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra's merger and acquisition activity. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

General economic changes in or the cyclical nature of our markets could harm our operations and financial performance.
Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have adversely affected our business operations and are expected to continue to adversely affect our business. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.
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
In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2015, approximately 29% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 7% of our net sales for the year ended December 31, 2015. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 42% of our total net sales for the year ended December 31, 2015. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. Our financial performance has been, and is expected to continue to be, adversely impacted by foreign currency exchange rates. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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
We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, Denmark, France, Germany, Mexico, Russia, Slovakia, and the United Kingdom. Serving a global customer base requires that we place production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations and commercial activities could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any such disruptions could materially adversely affect our business.
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
As of December 31, 2015, we had 3,855 full-time employees, of whom approximately 50% were located in North America (primarily U.S.), 33% in Europe, and 17% in Asia and the rest of the world. Approximately 15% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 718 employees or 56% of our European employees are represented by labor unions or works councils. Approximately 52 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 62 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.
We are a party to four U.S. collective bargaining agreements. The agreements will expire in July 2016, October 2016, June 2017 and February 2018. We are also party to a collective bargaining agreement with approximately 68 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018. We may be unable to renew these agreements on terms that are satisfactory to us, if at all.
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
We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. Historically, our costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
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
As part of our growth strategy, we have made and expect to continue to make, acquisitions. Our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
The difficulties of integrating the operations of acquired businesses include, among others:

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
We are in the process of implementing a new Enterprise Resource Planning system entitled “SAP” worldwide, with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The adoption of the new SAP system, which replaces the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the new SAP system on a step-by-step basis, both geographically and in terms of processes. Currently, we expect to complete implementation of our ERP system by the end of 2017. If the remaining implementation of the SAP system is delayed, in whole or in part, we would continue to use our current systems which may not be sufficient to support our planned operations and significant upgrades to the current systems may be warranted or required to meet our business needs pending SAP implementation. In addition, we rely on third-party vendors to provide long-term software maintenance support and hosting services for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operations. In addition, we do not control the operation of any third party hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems with our third party hosting vendors could disrupt the management of, and have a material adverse effect on, our business operations. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.
Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.
As of December 31, 2015, we had approximately $243.8 million of gross indebtedness outstanding including (i) a principal balance of $85.0 million outstanding under our Convertible Notes (as defined herein); (ii) $145.2 million outstanding and $163.7 million available under our Revolving Credit Facility (as defined herein). Our indebtedness has important consequences; for example, it could:

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
Substantially all of the domestic personal property of the Company and its domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the Second

Amended and Restated Credit Agreement dated October 22, 2015 (the “2015 Credit Agreement”) governing our 2015 Revolving Credit Facility. In addition, the 2015 Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.
In the future, the then current economic and credit market conditions may limit our access to additional capital, to the extent that the 2015 Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. There can be no assurance that there will not be a deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing, if need be, on similar or acceptable terms. An inability to access sufficient financing or capital could have an adverse impact on our operations and thus on our operating results and financial position.
Our 2015 Credit Agreement imposes significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.
Subject to a number of important exceptions, the 2015 Credit Agreement may limit our ability to:
•incur more debt;
•pay dividends or make other distributions;
•redeem stock;
•issue stock of subsidiaries;
•make certain investments;
•create liens;
•reorganize our corporate structure;
•enter into transactions with affiliates;
•merge or consolidate; and
•transfer or sell assets.
The restrictions contained in the 2015 Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the 2015 Credit Agreement. If any such default occurs, the lenders under the 2015 Credit Agreement may elect to declare all of the outstanding debt under the 2015 Credit Agreement, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the 2015 Credit Agreement also have the right in those circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the 2015 Credit Agreement, the lenders under the 2015 Credit Agreement will have the right to proceed against the collateral that secures the debt. If the debt under the 2015 Credit Agreement were to be accelerated, we may not have the ability to refinance that debt, and if we can, the terms of such refinancing may be less favorable than the current financing terms under the 2015 Credit Agreement. In the event that the indebtedness is accelerated, our assets may not be sufficient to repay in full all of our debt.
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
From time to time, we rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rates payable on $72.5 million of our outstanding borrowings under the Credit Agreement. Failure to perform under a derivatives contract by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.
Our stockholders may experience dilution upon the conversion of our Convertible Notes.
Our Convertible Notes are convertible into shares of our common stock beginning March 1, 2030 or, under certain circumstances including where our stock trades above 130% of the conversion price for a specified period of time as set forth in the Convertible Notes, earlier. Upon conversion, we must deliver shares of our common stock or cash. The conversion rate of our Convertible Notes was initially 36.0985 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $27.70 per share of common stock), and as of December 31, 2015 is 38.26 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $26.13 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $85.0 million convertible debt currently outstanding is 3,252,363. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. In the event the average price of our stock exceeds the conversion price we will be required to include the maximum number of shares of common stock that would be issued upon conversion in our calculation of diluted weighted average shares outstanding which will have the effect of decreasing our earnings per share.
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
Regulations related to conflict minerals could adversely impact our business
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required country of origin inquiries and potentially due diligence, with initial disclosure requirements beginning in May 2014 relating to activities in 2013. There have been and will continue to be costs associated with complying with these disclosure requirements, including for country of origin inquiries and due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have implemented.
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
We may not realize the value assigned to the Company's facility in Changzhou, China.
We are in the process of closing our facility in Changzhou, China. As part of that closure, we are selling the facility and several of the assets of the entity. There are several uncertainties in liquidating the business and we may not be able to realize the value we have assigned to the facility and related assets.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The number, type, location and size of the properties other than sales offices and distribution centers used by our operations as of December 31, 2015 are shown in the following charts, by segment:

	Number and Nature of Facilities					Square footage

	Manufacturing	Corporate Support	Total			Owned	Leased
Couplings, Clutches & Brakes	17	—	17			1,038,239	354,161
Electromagnetic Clutches & Brakes	7	—	7			88,880	366,341
Gearing	6	—	6			254,350	389,008
Corporate (1)	—	2	2			104,288	13,804

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Couplings, Clutches & Brakes	8	6	2	1	17	0	6
Electromagnetic Clutches & Brakes	3	3	1	—	7	0	13
Gearing	4	2	—	—	6	0	3
Corporate (1)	2	—	—	—	2	0	1

(1)	Shared services center, selective engineering functions, Corporate headquarters and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.
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
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 24, 2016, the number of holders of record of our common stock was approximately 70.
The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2015
Fourth Quarter	$28.63	$22.36
Third Quarter	$27.63	$22.58
Second Quarter	$29.51	$25.34
First Quarter	$28.67	$22.73
Fiscal year ended December 31, 2014
Fourth Quarter	$32.31	$26.52
Third Quarter	$38.08	$29.13
Second Quarter	$37.42	$32.78
First Quarter	$39.60	$30.53
Dividends
The Company declared and paid dividends of $0.57 per share of common stock for the year ended December 31, 2015. The Company declared dividends of $0.46 per share for the year ended December 31, 2014.
On February 11, 2016, the Company declared a dividend of $0.15 per share for the quarter ended March 31, 2016, payable on April 4, 2016 to shareholders of record as of March 18, 2016. See note 15 to the consolidated financial statements.
Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	681,392
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	681,392

(1)	The 2014 Omnibus Incentive Plan was approved by the Company's shareholders at its 2014 annual meeting.

Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2015 to October 31, 2015	36,276	$25.07	36,276	$17,187,346
November 1, 2015 to November 30, 2015	40,491	$27.30	40,491	$16,082,082
December 1, 2015 to December 31, 2015	38,028	$26.25	38,028	$15,083,913

(1)
During the quarter ended December 31, 2015, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buy back of up to $50.0 million of the Company's common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the 5 year period from December 31, 2010, through December 31, 2015, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 index and a special Peer Group Index, in each case assuming an initial investment of $100, assuming dividend reinvestment. The Peer Group Index consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., and Regal Beloit Corp.

Item 6.    Selected Financial Data.
The following table contains our selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra Industrial Motion Corp. Amounts in thousands, except per share data
	Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$746,652	$819,817	$722,218	$731,990	$674,812
Cost of sales	518,189	570,948	506,837	513,442	478,394
Gross profit	228,463	248,869	215,381	218,548	196,418
Operating expenses:
Selling, general and administrative expenses	139,217	156,471	130,155	127,044	113,375
Research and development expenses	17,818	15,522	12,536	11,457	10,609
Restructuring costs	7,214	1,767	1,111	3,196	—
	164,249	173,760	143,802	141,697	123,984
Income from operations	64,214	75,109	71,579	76,851	72,434
Other non-operating income and expense:
Interest expense, net	12,164	11,994	10,586	40,790	24,035
Other non-operating expense (income), net	963	(3)	1,657	1,702	(32)
	13,127	11,991	12,243	42,492	24,003
Income before income taxes	51,087	63,118	59,336	34,359	48,431
Provision for income taxes	15,744	22,936	19,151	10,154	10,756
Net income	35,343	40,182	40,185	24,205	37,675
Net (income) loss attributable to non-controlling interest	63	(15)	90	88	—
Net income attributable to Altra Industrial Motion Corp.	$35,406	$40,167	$40,275	$24,293	$37,675
Other Financial Data:
Depreciation and amortization	$30,121	$32,137	$27,924	$27,376	$24,683
Purchases of fixed assets	(22,906)	(28,050)	(27,823)	(31,346)	(22,242)
Cash flow provided by (used in):
Operating activities	86,816	84,499	89,625	59,918	46,901
Investing activities	(21,705)	(42,294)	(130,005)	(38,770)	(89,887)
Financing activities	(55,783)	(53,965)	17,991	(29,880)	64,765
Weighted average shares, basic	26,064	26,713	26,766	26,656	26,526
Weighted average shares, diluted	26,109	27,403	26,841	26,756	26,689
Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.36	$1.50	$1.50	$0.91	$1.42
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.36	$1.47	$1.50	$0.91	$1.41
Cash dividend declared	$0.57	$0.46	$0.38	$0.16	$—

	Altra Industrial Motion Corp. December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$50,320	$47,503	$63,604	$85,154	$92,515
Total assets (1)	632,332	676,402	727,408	625,082	624,423
Total debt, net of unaccreted discount	234,755	255,752	278,272	247,595	264,049
Long-term liabilities, excluding long-term debt (1)	$53,848	$56,676	$55,663	$47,471	$50,560
Comparability of the information included in the selected financial data has been impacted by the acquisitions of Lamiflex in 2012, Svendborg in 2013 and Guardian in 2014.
(1) Reflects retrospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as described in Note 1 of the accompanying Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” "forecast," and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

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

•	the Company’s ability to obtain or protect intellectual property rights;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects of changes to critical accounting estimates;

•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;

•	failure of the Company’s operating equipment or information technology infrastructure;

•	the Company’s ability to implement our Enterprise Resource Planning (ERP) system;

•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;

•	the risks associated with our debt;

•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;

•	the risks associated with interest rate swap contracts;

•	the risks associated with the potential dilution of our common stock as a result of our convertible bonds;

•	the risks associated with the Company’s exposure to renewable energy markets;

•	the risks related to regulations regarding conflict minerals;

•	the risks associated with the global recession and European economic downturn and volatility and disruption in the global financial markets;

•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition and the Guardian Acquisition;

•	the risks associated with the Company’s closure of its manufacturing facility in Changzhou, China;

•
the Company's ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives; and

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
While the power transmission industry has undergone some consolidation, we estimate that in 2015 the top five broad-based electromechanical power transmission companies represented approximately 15% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Currently, our financial performance is adversely impacted by foreign currency exchange rates and challenging dynamics in several of our end markets including oil and gas agriculture, and mining.
We expect that the decline in global industrial demand will result in lower year-over-year sales in 2016 and we are taking aggressive actions to continuously improve our operating performance. We have initiated a facility consolidation plan and we expect to complete several consolidations during 2016. We will also focus on optimizing our supply chain and continuing to reduce expenses. In addition, we will be highly disciplined as we seek acquisitions and develop new organic growth opportunities.
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
Inventory.    Inventories are generally stated at the lower of cost or market using the first-in, first-out (FIFO) method The cost of inventory includes direct materials, direct labor, and production overhead. Market is defined as net realizable value. We state inventories acquired through acquisitions at their fair value at the date of acquisition as based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
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
Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis
We review the difference between the estimated fair value and net book value of each reporting unit. If the excess is less than $1.0 million, the reporting unit could be required to perform a step two goodwill impairment analysis in a future period, if the estimated profitability decreased by 10% when compared to our forecasts to determine what amount of goodwill is potentially impaired. As of December 31, 2015, each of our reporting units had estimated fair values that were at least $1.0 million greater than the net book value.
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

Recent Accounting Standards

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the existing guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company early adopted the guidance retrospectively in fiscal 2015. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

Results of Operations.
Amounts in thousands, except percentage data

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net sales	$746,652	$819,817	$722,218
Cost of sales	518,189	570,948	506,837
Gross profit	228,463	248,869	215,381
Gross profit percentage	30.60%	30.36%	29.82%
Selling, general and administrative expenses	139,217	156,471	130,155
Research and development expenses	17,818	15,522	12,536
Restructuring costs	7,214	1,767	1,111
Income from operations	64,214	75,109	71,579
Interest expense, net	12,164	11,994	10,586
Other non-operating (income) expense, net	963	(3)	1,657
Income before income taxes	51,087	63,118	59,336
Provision for income taxes	15,744	22,936	19,151
Net income	35,343	40,182	40,185
Net (income) loss attributable to non-controlling interest	63	(15)	90
Net income attributable to Altra Industrial Motion Corp.	$35,406	$40,167	$40,275

Segment Performance.
Amounts in thousands, except percentage data

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net Sales:
Couplings, Clutches & Brakes	$342,299	$396,089	$301,989
Electromagnetic Clutches & Brakes	219,676	218,550	213,148
Gearing	192,252	212,628	214,152
Inter-segment eliminations	(7,575)	(7,450)	(7,071)
Net sales	$746,652	$819,817	$722,218

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	38,750	49,299	44,658
Electromagnetic Clutches & Brakes	21,634	22,014	20,878
Gearing	21,094	22,698	21,516
Restructuring	(7,214)	(1,767)	(1,111)
Corporate expenses	(10,050)	(17,135)	(14,362)
Income from operations	$64,214	$75,109	$71,579

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Net sales	$746,652	$819,817	$(73,165)	(8.9)%
Net Sales.    The decrease in sales during the year ended December 31, 2015 was due to the effect of foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $43.4 million relates to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. In addition, $41.2 million relates to decreased sales in various end markets, primarily oil and gas, mining and agriculture in our Clutches, Couplings and Brakes and Electromagnetic, Clutches and Brakes business segments. This was offset somewhat by increased revenues due to price increases of $6.3 million during the year and $5.1 million related to the full year impact of the Guardian acquisition. We expect sales to decrease somewhat in 2016 due to the decline in global industrial demand, primarily in our Couplings, Clutches and Brakes business segment which has the largest exposure to the oil and gas and mining markets.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Gross Profit	$228,463	$248,869	$(20,406)	(8.2)%
Gross Profit as a percent of sales	30.6%	30.4%

Gross profit.    Gross profit as a percentage of sales improved slightly during the year ended December 31, 2015. The increase is due to improved product mix of $2.4 million and price increases of $6.3 million, partially offset by lower absorption as a result of our sales decline and a supplier warranty provision in our Clutches, Couplings & Brakes business segment of approximately $2.8 million which impacted gross profit negatively. We expect the gross profit as a percentage of sales in future periods will improve somewhat without the supplier warranty provision experienced during the year ended December 31, 2015.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	$139,217	$156,471	$(17,254)	(11.0)%
SG&A as a percent of sales	18.6%	19.1%
Selling, general and administrative expenses.    Approximately $11.9 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. In addition, we realized $2.0 million in savings from the suspension of our ERP implementation during the year ended December 31, 2015. SG&A in 2014 included $1.3 million in expenses related to the acquisition of Guardian Couplings. The remainder of the decrease related to general cost reductions and reduced costs related to our restructuring efforts

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Research and development expenses (“R&D”)	$17,818	$15,522	$2,296	14.8%
Research and development expenses.     Of the increase in R&D, approximately $2.0 million relates to additional headcount in the Couplings, Clutches & Brakes segment. R&D also increased approximately $1.6 million across the rest of the Company. This increase is offset by $1.3 million related to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. R&D expenses in 2015 were 2.0% of sales and we expect R&D to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Restructuring Costs	$7,214	$1,767	$5,447	308.3%
Restructuring costs.
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
The initiation of the 2015 Altra Plan earlier in 2015 than the 2014 Altra Plan was initiated in the prior year led to part of the increase. The 2015 Altra Plan is a more comprehensive plan and focuses on facility consolidations and overall cost structure, while the 2014 Altra Plan related primarily to severance costs related to cost reductions in Europe and adjusting the Company's existing sales force. The Company initiated four facility consolidations under the 2015 Altra Plan and recorded an impairment charge of approximately $1.0 million in the Couplings, Clutches and Brakes business segment related to the closure of the Changzhou, China facility and $1.0 million relating to a facility consolidation in the Electromagnetic Clutches and Brakes business segment. There were no impairment charges incurred under the 2014 Altra Plan. The 2015 Altra Plan also included severance costs of approximately $4.7 million.
Approximately $0.4 million, $0.6 million and $0.6 million of the costs incurred under the 2014 Altra Plan were related to the Couplings Clutches & Brakes, Electromagnetic Clutches & Brakes, and Gearing business segments, respectively. The Company does not expect to incur additional expenses under the 2014 Plan.
Approximately $2.5 million, 1.6 million, and $3.1 million of the restructuring costs were related to the Couplings, Clutches & Brakes, Electromagnetic Clutches & Brakes, and Gearing segments, respectively. The Company expects to incur between $11.0 million and $13.0 million, approximately, in additional expenses associated with the 2015 Altra Plan between 2016 and 2018. The Company expects to benefit from annual savings of between approximately $7.0 million and $8.0 million after the completion of the 2015 Altra Plan.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Interest Expense, net	$12,164	11,994	$170	1.4%
Interest expense.    Net interest expense remained consistent between 2014 and 2015. The Company amended its Revolving Credit Facility during October 2015 which reduced the cost of its borrowings by approximately 0.125%. As a result, absent additional borrowing, we expect net interest expense to decrease slightly beginning in 2016.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Other non-operating (income) expense, net	$963	$(3)	$966	(32,200.0)%
Other non-operating (income) expense.    Other non-operating expense (income) in each period in the chart above relates primarily to realized changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Provision for income taxes	$15,744	$22,936	$(7,192)	(31.4)%
Provision for income taxes as a % of income before taxes	30.8%	36.3%
Provision for income taxes.    The provision for income tax, as a percentage of income before taxes, during the year ended December 31, 2015 was lower than that of 2014. The restructuring of certain of our foreign subsidiaries during 2014 resulted in additional income tax of $3.8 million in the United States during the year ended December 31, 2014. The payment of these taxes allowed the company to benefit from a foreign tax credit of approximately $0.9 million during the year ended

December 31, 2015. The remainder of the decrease in the provision as a percentage of income before taxes results from the ongoing benefits of the foreign reorganization.
We expect our tax rate for the year ended December 31, 2016 to be between approximately 29.0% to 31.0%, before discrete items.

Segment Performance
Couplings, Clutches & Brakes
Net sales in the Couplings, Clutches & Brakes segment were $342.3 million in the year ended December 31, 2015, a decrease of approximately $53.8 million or 13.6%, from the year ended December 31, 2014. Approximately $19.7 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remaining decrease in sales was due primarily to weakness in the oil and gas markets and metals and mining market. These decreases were partially offset by an increase in sales in the wind energy market of approximately $4.7 million and $5.1 million related to the full year impact of the Guardian acquisition. Segment operating income decreased approximately $10.5 million compared to the prior period primarily as a result of the impact of the decrease in sales described above and a supplier warranty provision of $2.8 million.

Electromagnetic Clutches & Brakes
Net sales in the Electromagnetic Clutches & Brakes segment were $219.7 million in the year ended December 31, 2015, an increase of approximately $1.1 million, or 0.5%, from the year ended December 31, 2014. The impact of changes to foreign exchange rates primarily related to the Euro and British Pound caused net sales to decrease by approximately $8.7 million compared to the prior year. In addition, weakness in the agriculture market caused sales to decrease approximately $5.1 million. These decreases were offset by improvements of approximately $6.8 million in the turf and garden end market, and increased sales of approximately $8.1 million in the elevator and industrial brakes end markets. Segment operating income decreased $0.4 million compared to the prior year primarily as a result of the impact of foreign exchange rates on the material costs of the business segment's European operations.

Gearing
Net sales in the Gearing business segment were $192.3 million in the year ended December 31, 2015, compared with $212.6 million in the year ended December 31, 2014, a decrease of $20.4 million. Approximately $15.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remainder of the decrease was due to decreased sales volumes in various end markets. Segment operating income declined $1.6 million compared to the prior year primarily as a result of the impact of the decrease in sales described above.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Net sales	$819,817	$722,218	$97,599	13.5%
Net Sales.    The increase in sales during 2014 was due to additional sales of $84.2 million and $5.2 million related to the acquisitions of Svendborg and Guardian businesses, respectively, in our Couplings, Clutches & Brakes business segment, Sales volumes increased approximately $6.3 million largely due to increased oil and gas industry volumes primarily generated by our Couplings, Clutches & Brakes business segment.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Gross Profit	$248,869	$215,381	$33,488	15.5%
Gross Profit as a percent of sales	30.4%	29.8%

Gross profit.     Gross profit as a percentage of sales was approximately consistent with that of 2013.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Selling, general and administrative expense (“SG&A”)	$156,471	$130,155	$26,316	20.2%
SG&A as a percent of sales	19.1%	18.0%
Selling, general and administrative expenses.     Of the increase in SG&A, $23.0 million was due to the inclusion of expenses related to the acquisitions of Svendborg and Guardian. The remainder of the difference related to $3.1 million in increased costs associated with the Company's employer sponsored health care plan in the United States, offset by approximately $1.7 in general cost savings.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Research and development expenses (“R&D”)	$15,522	$12,536	$2,986	23.8%
Research and development expenses.    Of the increase in R&D, approximately $1.8 million related to the inclusion of R&D related to the acquisition of Svendborg for the year. R&D expenses as a percentage of sales excluding the impact of Svendborg increased somewhat from 1.7% to 1.9% of sales, within our expectations of 1.8% - 2.0% of sales.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Restructuring Costs	$1,767	$1,111	$656	59.0%
Restructuring costs.    The Company adopted a restructuring plan (the "2014 Altra Plan”) in the quarter ended September 30, 2014 as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. The Company adopted a restructuring plan in the quarter ended December 31, 2012 the ("2012 Plan") to improve profitability in Europe. These actions included reducing headcount, moving and relocating equipment and limiting discretionary spending. Restructuring expense in 2013 related to the remaining expenses under the 2012 Plan.

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
Other non-operating (income) expense.    Other non-operating expense in each period in the chart above related primarily to changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2014	December 31, 2013	Change	%
Provision for income taxes	$22,936	$19,151	$3,785	19.8%
Provision for income taxes as a % of income before taxes	36.3%	32.3%

Provision for income taxes.   The 2014 provision for income taxes, as a percentage of income before taxes, was higher than that of 2013. This increase was primarily related to the discrete tax impact of a one time charge of $3.8 million recorded during 2014 relating to the restructuring of certain of our foreign subsidiaries which resulted in additional taxable income in the United States during the year ended 2014. This increase was partially offset by the favorable impact of statutory tax rate reductions in the United Kingdom along with the lower statutory tax rates in jurisdictions in which the Svendborg business operates.

Segment Performance
Couplings, Clutches & Brakes.
Net sales in the Couplings, Clutches & Brakes business segment were $396.1 million in 2014, an increase of approximately $94.1 million, or 31.2%, compared to 2013. The increase was primarily due to additional sales of $84.2 million and $5.2 million related to the acquisitions of Svendborg and Guardian businesses, respectively. The remainder of the increase was due to increased sales volumes. Segment operating income increased $4.6 million or 10.4% during 2014 as compared to 2013 primarily due to the Svendborg and Guardian acquisitions.

Electromagnetic Clutches & Brakes.
Net sales in the Electromagnetic Clutches & Brakes segment were $218.6 million in 2014, an increase of approximately $5.4 million, or 2.5%, compared to 2013. The increase was caused primarily by stronger sales primarily in the turf and garden end market. Segment operating income increased $1.1 million compared to the prior year primarily as a result of the impact of the increase in sales described above.

Gearing.
Net sales in the Gearing business segment were $212.6 million in 2014, a decrease of $1.5 million, or 0.7% compared to 2013. The decline was primarily the result of economic weakness in the segment's European operations. Despite the decline in sales, operating income increased approximately $1.2 million, or 5.5%, primarily as a result of restructuring activities to improve profitability in Europe.
Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our 2015 Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the Credit Agreement, or attempt to raise capital in the equity markets. Presently, we have the ability under our 2015 Revolving Credit Facility to borrow an additional $163.7 million or $197.8 million in the event of an acquisition, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

Second Amended and Restated Credit Agreement
On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of the Company’s foreign subsidiaries (collectively with the Company, the “Borrowers”), the lenders party to the Second Amended and Restated Credit Agreement from time to time (collectively, the “Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed through a Guarantee Agreement by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”), and which may be amended from time to time (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates the Company’s former Amended and Restated Credit Agreement, dated as of December 6, 2013, as amended (the “2013 Credit Agreement”), by and among the Company, and certain of its domestic subsidiaries, including former subsidiary Altra Power

Transmission, Inc., the lenders party to the Amended and Restated Credit Agreement from time to time (the “Former Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the Administrative Agent, guaranteed by certain domestic subsidiaries of the Company. The 2013 Credit Agreement itself was an amendment and restatement of a prior credit agreement. Pursuant to the 2013 Credit Agreement, the Former Lenders had made available to the Borrowers a revolving credit facility (the “Prior Revolving Credit Facility”) of $200 million, continued in effect an existing term loan then having a balance of approximately $94 million, and made an additional term loan of €50.0 million to Altra Netherlands. The two term loans described in the prior sentence are collectively referred to as the “Term Loans”.
Under the 2015 Credit Agreement, the amount of the Prior Revolving Credit Facility has been increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. A portion of the 2015 Revolving Credit Facility was used to repay the Term Loans. The Company wrote off approximately $0.5 million of financing costs in connection with the repayment.
The stated maturity of the 2015 Revolving Credit Facility was extended to October 22, 2020. The maturity of the Prior Revolving Credit Facility was December 6, 2018. The 2015 Credit Agreement continues to provide for a possible expansion of the credit facilities by an additional $150.0 million, which can be allocated as additional term loans and/or additional revolving credit loans.
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

As of December 31, 2015 we had $145.2 million outstanding on our 2015 Revolving Credit Facility. As of December 31, 2014 we had $40.0 million outstanding on our Prior Revolving Credit Facility. As of December 31, 2015 and 2014, we had $7.0 million and $11.0 million in letters of credit outstanding, respectively. We had $163.7 million available to borrow, or $197.8 million available in the event of an acquisition, under the 2015 Revolving Credit Facility at December 31, 2015.
We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at December 31, 2015.
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
We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at December 31, 2015.
Borrowings

	Amounts in millions
	December 31, 2015	December 31, 2014
Debt:
Revolving Credit Facility	$145.2	$40.0
Convertible Notes	85.0	85.0
Term Loans	—	133.7
Mortgages	10.3	3.9
Equipment Loan	2.8	5.4
Capital leases	0.5	0.5
Total Debt	$243.8	$268.5
Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31, 2015 and 2014, respectively.

Amounts in thousands, except percentage data
	2015	2014	Change
Cash and cash equivalents at the beginning of the period	$47,503	$63,604	$(16,101)
Cash flows from operating activities	86,816	84,499	2,317
Cash flows from investing activities	(21,705)	(42,294)	20,589
Cash flows from financing activities	(55,783)	(53,965)	(1,818)
Effect of exchange rate changes on cash and cash equivalents	(6,511)	(4,341)	(2,170)
Cash and cash equivalents at the end of the period	$50,320	$47,503	$2,817

Cash Flows for 2015
Funds provided by operating activities totaled approximately $86.8 million for fiscal 2015, a significant portion of which resulted from cash provided by net income of $35.3 million. In addition, the net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, gain on disposal of fixed assets, amortization of inventory fair value adjustment, deferred financing costs, provision for deferred taxes, and non-cash gain on foreign currency was approximately $40.6 million. The remainder of the funds came from a net decrease in current assets and liabilities of approximately $10.9 million.
Cash flows from operating activities in increased approximately $2.3 million despite a decrease in net income of approximately $4.8 million. Approximately $2.0 million of the decrease in net income was related to fixed asset impairments that do not impact cash flow. The overall increase was primarily due to improved management of current receivables and inventory levels that led to the net decrease in current assets and liabilities during 2015. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during 2016 due to income from operations, the add-back of non-cash expenses and a continued decrease in working capital.
The change in net cash used in investing activities was primarily due to a $15.1 million decrease in acquisition activity, a $5.1 million decrease in capital expenditures and approximately $0.4 million of increased proceeds from the sale of property during 2015 as compared to 2014.
The decrease in net cash from financing activities was primarily due to payment of debt issuance costs of $1.0 million related to fees incurred in association with the 2015 Credit Agreement and approximately $0.9 million incurred in purchasing the non-controlling interest in Lamiflex during 2015.
We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of December 31, 2015, we have approximately $39.6 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.
Cash Flows for 2014
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

Funds provided by operating activities totaled approximately $84.5 million for fiscal 2014, a significant portion of which resulted from cash provided by net income of $40.2 million. In addition, the net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, gain on disposal of fixed assets, amortization of inventory fair value adjustment, deferred financing costs, provision for deferred taxes, and non-cash gain on foreign currency was approximately $44.4 million. This is offset by a net increase in current assets and liabilities of approximately $0.1 million.

The change in cash flows from operating activities in 2014 as compared to 2013 related primarily to a decrease in inventory due to planned inventory management efforts that positively impacted our inventory levels. Accounts Receivable balances also decreased due to more timely collections and the impact of changes in foreign exchange rates.

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

 Capital Expenditures
We made capital expenditures of approximately $22.9 million and $28.1 million in the years ended December 31, 2015 and 2014, respectively. These capital expenditures will support on-going business needs. During 2014 we began construction on a new building in Esslingen, Germany which was completed in 2015. In 2016, we forecast capital expenditures to be in the range of $20.0 million to $24.0 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations
The following table is a summary of our contractual cash obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Convertible Notes(1)	—	—	—	—	—	85,000	85,000
Operating leases	7,522	5,129	3,004	2,282	1,428	4,650	24,015
Capital leases	137	140	144	71	8	—	500
Heidelberg Germany mortgage(2)	218	218	218	218	218	545	1,635
Esslingen Germany mortgage(3)	—	—	—	6,545	—	—	6,545
Angers France mortgage(4)	137	242	242	242	242	1,048	2,153
2015 Revolving Credit Facility(5)	—	—	—	—	145,152	—	145,152
Equipment loan(6)	2,832	—	—	—	—	—	2,832
Total contractual cash obligations	$10,846	$5,729	$3,608	$9,358	$147,048	$91,243	$267,832

(1)	We have semi-annual cash interest requirements due on the Convertible Notes with $2.3 million payable in 2016 through 2017, and $0.4 million due in 2018 which are not included in the above table.

(2)
A foreign subsidiary of the Company entered into a new mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The new mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million, or $1.6 million, at December 31, 2015.

(3)
A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the construction of its new facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0 million, or $6.5 million, at December 31, 2015. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

(4)
A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the construction of its new facility in Angers, France during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €2.0 million, or $2.2 million, at December 31, 2015.

(5)
We have up to $350.0 million of total borrowing capacity, through October 22, 2020, under our 2015 Revolving Credit Facility of which $163.7 million is currently available, or $197.8 million in the event of an acquisition. As of December 31, 2015, there were $7.0 million of outstanding letters of credit under our 2015 Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the 2015 Revolving Credit Facility through October 2020, which are not included in the above table.

(6)
The Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued under the Company's 2015 Revolving Credit Facility in favor of the lending bank in China. The Company has an 18.4 million RMB ($2.8 million) line of credit outstanding at December 31, 2015. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at December 31, 2015.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2015, there were no requirements for 2016 to 2020 which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.
We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.4 million as of December 31, 2015, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 6 to the consolidated financial statements.
Stock-based Compensation

The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or grants awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.
As of December 31, 2015, there were 161,010 shares of unvested restricted stock outstanding under the 2004 Plan and the 2014 Plan. The remaining compensation cost to be recognized through 2018 is $4.7 million. Based on the stock price at December 31, 2015, of $25.08 per share, the intrinsic value of these awards as of December 31, 2015, was $4.0 million.
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
Seasonality
We experience seasonality in our turf and garden business, which represented approximately 8.0% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.
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
Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2015, approximately 40% of our revenues and approximately 28% of our total operating income were denominated in foreign currencies.
We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2015. As of December 31, 2015, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.0% and 2.3%, respectively.
Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.
Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our 2015 Revolving Credit Facility that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. As of December 31, 2015, we had $145.2 million in borrowings under our 2015 Revolving Credit Facility. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $1.5 million.

    We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into an interest rate swap in 2013 to hedge exposure to variable rate interest rate payable on a portion of our outstanding borrowings, currently $72.5 million, under the Credit Facility. We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $0.2 million in the fair value of the interest rate swap.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Altra Industrial Motion Corp.
Braintree, Massachusetts
We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Industrial Motion Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2016

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Balance Sheets
Amounts in thousands, except share and per share amounts

	Year Ended December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$50,320	$47,503
Trade receivables, less allowance for doubtful accounts of $2,165 and $2,302 at December 31, 2015 and 2014, respectively	94,720	106,458
Inventories, net	121,156	132,736
Income tax receivable	5,146	6,247
Prepaid expenses and other current assets	11,217	8,617
Assets held for sale (See note 3)	4,597	—
Total current assets	287,156	301,561
Property, plant and equipment, net	145,413	156,366
Intangible assets, net	96,069	110,730
Goodwill	97,309	102,087
Deferred income taxes	3,201	2,066
Other non-current assets, net	3,184	3,592
Total assets	$632,332	$676,402
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,297	$44,298
Accrued payroll	22,312	23,254
Accruals and other current liabilities	34,990	33,591
Income tax payable	3,563	3,189
Current portion of long-term debt	3,187	15,176
Total current liabilities	104,349	119,508
Long-term debt — less current portion and net of unaccreted discount	231,568	240,576
Deferred income taxes	44,185	45,185
Pension liabilities	8,328	9,993
Long-term taxes payable	647	629
Other long-term liabilities	688	869
Redeemable non-controlling interest	—	883
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014, respectively)	—	—
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,772,507 and 26,353,755 issued and outstanding at December 31, 2015 and 2014, respectively)	26	26
Additional paid-in capital	124,834	139,087
Retained earnings	181,539	161,061
Accumulated other comprehensive loss	(63,832)	(41,415)
Total stockholders’ equity	242,567	258,759
Total liabilities, non-controlling interest and stockholders’ equity	$632,332	$676,402
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Income
Amounts in thousands, except per share data

	December 31,
	2015	2014	2013
Net sales	$746,652	$819,817	$722,218
Cost of sales	518,189	570,948	506,837
Gross profit	228,463	248,869	215,381
Operating expenses:
Selling, general and administrative expenses	139,217	156,471	130,155
Research and development expenses	17,818	15,522	12,536
Restructuring costs	7,214	1,767	1,111
	164,249	173,760	143,802
Income from operations	64,214	75,109	71,579
Other non-operating income and expense:
Interest expense, net	12,164	11,994	10,586
Other non-operating expense (income), net	963	(3)	1,657
	13,127	11,991	12,243
Income before income taxes	51,087	63,118	59,336
Provision for income taxes	15,744	22,936	19,151
Net income	35,343	40,182	40,185
Net loss (income) attributable to non-controlling interest	63	(15)	90
Net income attributable to Altra Industrial Motion Corp.	$35,406	$40,167	$40,275
Weighted average shares, basic	26,064	26,713	26,766
Weighted average shares, diluted	26,109	27,403	26,841
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.36	$1.50	$1.50
Diluted net income attributable to Altra Industrial Motion Corp.	$1.36	$1.47	$1.50
Cash dividend declared	$0.57	$0.46	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Comprehensive Income
Amounts in thousands, except per share data

	December 31,
	2015	2014	2013
Net income	35,343	40,182	40,185
Other Comprehensive Income (loss):
Pension liability adjustment, net of tax	(989)	(1,685)	1,474
Change in fair value of interest rate swap, net of tax	(283)	8	135
Foreign currency translation adjustment, net of tax	(20,735)	(21,342)	3,398
Total comprehensive income	13,336	17,163	45,192
Comprehensive (income) loss attributable to non-controlling interest	(129)	(108)	248
Comprehensive income attributable to Altra Industrial Motion Corp.	$13,207	$17,055	$45,440
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2013	$27	26,724	$152,188	$103,200	$(23,403)	$232,012	$1,239
Stock-based compensation and vesting of restricted stock	—	96	2,283	—	—	2,283	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	40,275	—	40,275	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(90)
Dividends declared, $0.38 per share	—	—	—	(10,244)	—	(10,244)	—
Change in fair value of interest rate swap, net of $78 tax	—	—	—	—	135	135	—
Minimum Pension adjustment, net of $800 tax expense	—	—	—	—	1,474	1,474	—
Cumulative foreign currency translation adjustment, net of $50 tax expense	—	—	—	—	3,398	3,398	(158)
Balance at December 31, 2013	27	26,820	154,471	133,231	(18,396)	269,333	991
Stock-based compensation and vesting of restricted stock	—	79	2,233	—	—	2,233	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	40,167	—	40,167	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	15
Dividends declared, $0.46 per share	—	—	—	(12,337)	—	(12,337)	—
Change in fair value of interest rate swap	—	—	—	—	8	8	—
Minimum Pension adjustment, net of $478 tax expense	—	—	—	—	(1,685)	(1,685)	—
Repurchase of common stock	(1)	(545)	(17,617)	—	—	(17,618)	—
Cumulative foreign currency translation adjustment, net of $203 tax expense	—	—	—	—	(21,342)	(21,342)	(123)
Balance at December 31, 2014	26	26,354	139,087	161,061	(41,415)	258,759	883
Stock-based compensation and vesting of restricted stock	—	82	2,822	—	—	2,822	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	35,406	—	35,406	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of non-controlling interest			223		(410)	(187)	(691)
Dividends declared, $0.57 per share	—	—	—	(14,928)	—	(14,928)
Change in fair value of interest rate swap	—	—	—	—	(283)	(283)	—
Minimum Pension adjustment, net of $449 tax expense	—	—	—	—	(989)	(989)	—
Repurchases of common stock	—	(663)	(17,298)	—	—	(17,298)
Cumulative foreign currency translation adjustment, net of $658 tax expense	—	—	—	—	(20,735)	(20,735)	(129)
Balance at December 31, 2015	$26	25,773	$124,834	$181,539	$(63,832)	$242,567	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$35,343	$40,182	$40,185
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	21,559	23,118	21,419
Amortization of intangible assets	8,562	9,019	6,505
Amortization and write-offs of deferred loan costs	1,366	927	873
(Gain) loss on foreign currency, net	(395)	(157)	742
Amortization of inventory fair value adjustment	—	2,376	—
Accretion and write-off of debt discount and premium	3,694	3,407	3,143
(Gain) loss on disposal/impairment of fixed assets	2,003	(92)	147
Provision (benefit) for deferred taxes	(170)	2,712	3,464
Stock-based compensation	4,004	3,101	3,173
Changes in operating assets and liabilities:
Trade receivables	7,223	(1,050)	5,791
Inventories	6,049	5,402	6,412
Accounts payable and accrued liabilities	2,816	(6,055)	(708)
Other current assets and liabilities	(3,343)	860	2,156
Other operating assets and liabilities	(1,895)	749	(3,677)
Net cash provided by operating activities	86,816	84,499	89,625
Cash flows from investing activities
Purchase of property, plant and equipment	(22,906)	(28,050)	(27,823)
Proceeds from sale of property	1,201	848	578
Acquisition of Svendborg business, net of cash acquired	—	—	(94,613)
Cash paid to escrow agent for Svendborg Transfer Pricing Claim liability	—	—	(8,147)
Acquisition of Guardian business, net of cash acquired	—	(15,092)	—
Net cash used in investing activities	(21,705)	(42,294)	(130,005)
Cash flows from financing activities
Payment of debt issuance costs	(1,006)	—	(670)
Payments Term Loan	(130,063)	(23,247)	—
Payments on Revolving Credit Facility	(14,998)	(9,190)	—
Dividend payments	(14,928)	(15,033)	(7,548)
Proceeds from Equipment Loan	1,043	2,870	2,999
Payments of equipment and working capital notes	(3,480)	(1,594)	—
Borrowing under Revolving Credit Facility	120,036	8,000	21,198
Proceeds from mortgages	7,355	3,647	—
Borrowing under Additional Term Loan	—	—	68,871
Payments on Former Term Loan Facility	—	—	(5,625)
Payments on Former Revolving Credit Facility	—	—	(59,304)
Purchase of non-controlling interest in Lamiflex	(878)	—	—
Shares surrendered for tax withholding	(1,182)	(1,158)	(1,174)
Payment on mortgages and other debt	(384)	(642)	(756)
Common stock repurchase under share repurchase program	(17,298)	(17,618)	—
Net cash (used) provided by financing activities	(55,783)	(53,965)	17,991
Effect of exchange rate changes on cash and cash equivalents	(6,511)	(4,341)	839
Net change in cash and cash equivalents	2,817	(16,101)	(21,550)
Cash and cash equivalents at beginning of year	47,503	63,604	85,154
Cash and cash equivalents at end of period	$50,320	$47,503	$63,604
Cash paid during the period for:
Interest	$7,237	$7,618	$6,704
Income taxes	$15,729	$31,631	$13,398
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$1,129	$1,642	$1,179
Dividend accrued	$—	$—	$2,696
Acquisition of property, plant and equipment through capital leases	$—	$539	$—
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
The following is a reconciliation of basic to diluted net income per share:

	Year Ended December, 31
	2015	2014	2013
Net income attributable to Altra Industrial Motion Corp.	$35,406	$40,167	$40,275
Shares used in net income per common share — basic	26,064	26,713	26,766
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	43	612	—
Incremental shares of unvested restricted common stock	2	78	75
Shares used in net income per common share — diluted	26,109	27,403	26,841
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.36	$1.50	$1.50
Diluted net income attributable to Altra Industrial Motion Corp.	$1.36	$1.47	$1.50
During the year ended December 31, 2015, the average price of the Company's common stock exceeded the current conversion price of the Company's Convertible Notes resulting in additional shares being included in net income per share in the diluted earnings per share calculation above. The Company excluded 3,209,600 shares in 2015, 2,571,130 shares in 2014 and 3,137,351 shares in 2013 (amounts not in thousands) related to the Convertible Notes (See Note 8) from the above earnings per share calculation as these shares were anti-dilutive.
Fair Value of Financial Instruments
Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•	Level 1- Quoted prices in active markets for identical assets or liabilities.

•
Level 2- Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived

•	Level 3- Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Company’s 2015 Credit Agreement with certain financial institutions including the 2015 Revolving Credit Facility of $145.2 million approximates the fair value due to the variable rate nature at current market rates which approximate the terms that were negotiated in October 2015.
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85.0 million at December 31, 2015 and 2014. The estimated fair value of the Convertible Notes at December 31, 2015 and 2014 was $91.7 million and $99.0 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. This includes money market fund investments of $0.3 million at both December 31, 2015 and 2014.
The Company recognized an impairment loss on its Electromagnetic, Clutches and Brakes facility in Saint Barthelemy, France and its Couplings, Clutches and Brakes facility of approximately $1.1 million, and $0.9 million during the year ended December 31, 2015. The Company estimated the fair value of the buildings based on appraisals and sales prices of like properties (level 2). The net book value of the buildings are classified as an asset held for sale in the consolidated balance sheet (See note 3).
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
Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying consolidated statements of income.
Trade Receivables
An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.
Inventories
Inventories are generally stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.
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

Debt Issuance Costs
Costs directly related to the issuance of debt are capitalized, included in other non-current assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $2.8 million and $3.2 million at December 31, 2015 and 2014, respectively.
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
Warranty Costs
Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims. See Note 5 to the consolidated financial statements.
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
Advertising
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $3.1 million, $2.9 million and $2.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
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

	Interest Rate Swap	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2013	$—	$(4,607)	$(18,796)	$(23,403)
Net current-period Other Comprehensive Income	135	1,474	3,398	5,007
Accumulated Other Comprehensive Income (Loss) by component, January 1, 2014	135	(3,133)	(15,398)	(18,396)
Net current-period Other Comprehensive Income (Loss)	8	(1,685)	(21,342)	(23,019)
Accumulated Other Comprehensive Income (Loss) by component, December 31, 2014	143	(4,818)	(36,740)	(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Loss	(283)	(989)	(20,735)	(22,007)
Accumulated Other Comprehensive Loss by component, December 31, 2015	$(140)	$(5,807)	$(57,885)	$(63,832)

Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be entirely classified as noncurrent within the statement of financial position. The Company early adopted this guidance as of December 31, 2015 and elected retrospective application. Upon adoption, the Company reclassified deferred income taxes as follows:

	As originally Presented		As Reclassified
	December 31, 2014	Reclassification	December 31, 2014

Deferred income taxes - current assets	$9,240	$(9,240)	$—

Deferred income taxes - noncurrent assets	987	1,079	2,066

Deferred income taxes - current liabilities	120	(120)	—

Deferred income taxes - noncurrent liabilities	$53,226	(8,041)	$45,185

2.    Inventories
Inventories consisted of the following:

	December 31, 2015	December 31, 2014
Raw materials	$34,169	$36,814
Work in process	12,864	13,641
Finished goods	74,123	82,281
Inventories, net	$121,156	$132,736

3.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Land	$22,403	$26,560
Buildings and improvements	46,269	44,791
Machinery and equipment	222,526	220,896
	291,198	292,247
Less-Accumulated depreciation	(145,785)	(135,881)
	$145,413	$156,366

Management entered into a plan to exit its owned Electromagnetic Couplings and Brakes facility in Allones, France during 2015. The facility will be consolidated into the Company’s existing Electromagnetic Clutches and Brakes operation in Saint Barthelemy, France. The Company recognized an impairment loss on the building of approximately $1.1 million. The Company also initiated the closure of its Couplings, Clutches and Brakes facility in Changzhou, China in December 2015. The closure will be completed in early 2016 and the Company recognized an impairment loss on the building of approximately $0.9 million. These impairments were recognized in restructuring costs in the consolidated statement of income. Both of these buildings are actively being marketed by the Company and the Company expects to complete the sale of the properties within twelve months. The buildings, having a net book value of approximately $4.6 million, are classified as an asset held for sale in the consolidated balance sheet.

The Company recorded $21.6 million, $23.1 million and $21.4 million of depreciation expense in the years ended December 31, 2015, 2014, and 2013, respectively.

4.    Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

	Couplings, Clutches and Brakes	Electromagnetic Clutches & Brakes	Gearing	Total

Gross goodwill balance as of January 1, 2014	$36,484	$29,509	$70,156	$136,149
Accumulated impairment January 1, 2014	(7,532)	(3,745)	(20,533)	(31,810)
Purchase price accounting adjustments	4,143	—	—	4,143
Impact of changes in foreign currency	(4,631)	(622)	(1,142)	(6,395)
Net goodwill balance December 31, 2014	28,464	25,142	48,481	102,087

Impact of changes in foreign currency and other	(3,174)	(481)	(1,123)	(4,778)
Net goodwill balance December 31, 2015	$25,290	$24,661	$47,358	$97,309

Purchase accounting adjustments in the Couplings, Clutches and Brakes segment relate to the Svendborg Acquisition and Guardian Acquisition.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$39,625	$—	$39,625	$41,257	$—	$41,257
Intangible assets subject to amortization:
Customer relationships and other	118,457	62,013	56,444	125,353	55,880	69,473
Total intangible assets	$158,082	$62,013	$96,069	$166,610	$55,880	$110,730
The Company recorded $8.6 million, $9.0 million, and $6.5 million of amortization for the years ended December 31, 2015, 2014 and 2013, respectively.
Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 17 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.
The estimated amortization expense for intangible assets is approximately $8.3 million in 2016, $8.3 million in each of the next four years and then $14.9 million thereafter.
5.    Warranty Costs
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

	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$7,792	$8,739	$5,625
Accrued current period warranty costs	4,429	1,537	2,573
Acquired warranty reserves	—	—	3,420
Payments and adjustments	(2,753)	(2,484)	(2,879)
Balance at end of period	$9,468	$7,792	$8,739

6.    Income Taxes
Income before income taxes by domestic and foreign locations consists of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Domestic	$33,481	$33,065	$37,640
Foreign	17,606	30,053	21,696
Total	$51,087	$63,118	$59,336

The components of the provision for income taxes consist of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Current:
Federal	$8,866	$12,545	$8,917
State	467	299	698
Non-US	6,581	7,380	6,072
	15,914	20,224	15,687
Deferred:
Federal	572	2,673	3,533
State	280	198	378
Non-US	(1,022)	(159)	(447)
	(170)	2,712	3,464
Provision for income taxes	$15,744	$22,936	$19,151

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Tax at US federal income tax rate	$17,881	$22,092	$20,767
State taxes, net of federal income tax effect	578	495	905
Change in tax rate	32	11	(354)
Foreign reorganization	(710)	3,786	—
Foreign taxes	(2,050)	(2,888)	(1,210)
Adjustments to accrued income tax liabilities and uncertain tax positions	(18)	(287)	(52)
Valuation allowance	1,218	612	120
Tax credits and incentives	(420)	(666)	(816)
Domestic manufacturing deduction	(1,051)	(1,201)	(839)
Other	284	982	630
Provision for income taxes	$15,744	$22,936	$19,151
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
A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$434	$627	$747
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	(33)
Increases related to current year tax positions	—	—	—
Settlements	—	(176)	—
Lapse of statute of limitations	(25)	(17)	(87)
Balance at end of period	$409	$434	$627
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties of $0.1 million (primarily related to the lapse of the applicable statute of limitations), $0.1 million (offset by a $0.3 million benefit of interest and penalties primarily related to the lapse of the applicable statute of limitations), and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million, and $0.4 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Post-retirement obligations	$1,123	$1,363
Tax credits	1,787	2,194
Expenses not currently deductible	13,222	11,457
Net operating loss carryover	5,629	5,901
Other	771	519
Total deferred tax assets	22,532	21,434
Valuation allowance for deferred tax assets	(6,728)	(5,974)
Net deferred tax assets	15,804	15,460
Deferred tax liabilities:
Property, plant and equipment	17,737	19,002
Intangible assets	19,989	22,735
Basis difference - convertible debt	12,741	11,875
Goodwill	6,321	4,967
Total deferred liabilities	56,788	58,579
Net deferred tax liabilities	$40,984	$43,119
On December 31, 2015 the Company had state net operating loss (NOL) carry forwards of $19.7 million, which expire between 2019 and 2032, and non U.S. NOL and capital loss carryforwards of $21.6 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.9 million available to reduce future income taxes that expire between 2016 and 2029.
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
A provision has not been made for U.S. or additional non-U.S. taxes on $75.6 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

7. Pension and Other Employee Benefits
Defined Benefit (Pension)
The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).
The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2015 and 2014:

	Pension Benefits
	Year ended December 31, 2015	Year ended December 31, 2014
Change in benefit obligation:
Obligation at beginning of period	$34,861	$32,215
Partial settlement gain	—	(582)
Service cost	92	243
Interest cost	1,168	1,353
Partial settlement payments	—	(2,080)
Actuarial (gains) losses	45	5,978
Foreign exchange effect	(883)	(909)
Benefits paid	(1,293)	(1,357)
Obligation at end of period	$33,990	$34,861
Change in plan assets:
Fair value of plan assets, beginning of period	$24,868	$24,190
Partial settlement payments	—	(2,080)
Actual return on plan assets	(542)	3,668
Employer contributions	2,838	447
Plan expenses	(209)	—
Benefits paid	(1,293)	(1,357)
Fair value of plan assets, end of period	$25,662	$24,868
Funded status	$(8,328)	$(9,993)
Amounts recognized in the balance sheet consist of:

Non-current liabilities	$(8,328)	$(9,993)
Total	$(8,328)	$(9,993)
For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2015 and 2014 was $34.0 million and $34.9 million, respectively. Non-U.S. pension liabilities recognized in the amounts presented above are $7.8 million and $8.3 million at December 31, 2015 and 2014, respectively.
Included in accumulated other comprehensive loss at December 31, 2015 and 2014, is $5.8 million (net of $2.1 million in taxes) and $4.8 million (net of $1.7 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.
The discount rate used in the computation of the respective benefit obligations at December 31, 2015 and 2014, presented above are as follows:

	2015	2014
Pension benefits	3.90%	3.70%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Service cost	$92	$243	$248
Interest cost	1,168	1,353	1,250
Expected return on plan assets	(889)	(1,084)	(1,080)
Non-cash impact of partial pension settlement	—	475	—
Amortization of actuarial losses	385	159	175
Net periodic benefit cost	$756	$1,146	$593
The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Discount rate	3.70%	4.60%	3.75%
Expected return on plan assets	3.70%	4.60%	5.25%
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
Fair Value of Plan Assets
The fair value of the Company’s pension plan assets at December 31, 2015 and 2014 by asset category is as follows:

	2015	2014
Asset Category
Fixed income (Level 1)
U.S. government	$4,384	$3,554
Corporate bonds
Investment grade	16,916	17,682
High yield	2,963	3,090
Total fixed income	24,263	24,326
Other (Level 2)	260	286
Cash and cash equivalents (Level 1)	1,139	256
Total assets at fair value	$25,662	$24,868
The asset allocations for the Company’s funded retirement plan at December 31, 2015 and 2014, respectively, and the target allocation for 2015, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2015 Actual	2015 Target	2014 Actual
Asset Category
U.S. Government Bonds	17%	0% - 50%	14%
Investment Grade Bonds	68%	0% - 100%	72%
High Yield Bonds	11%	0% - 25%	13%
Cash	4%	0% - 5%	1%

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

Pension Benefits
Expected benefit payments (from plan assets)
2016	$1,480
2017	1,504
2018	1,582
2019	1,675
2020	1,664
Thereafter	$8,202
The Company contributed $2.7 million to its U.S. pension plan in 2015. The Company has no minimum cash funding requirements associated with its pension plans for years 2016 through 2020.
Defined Contribution Plans
Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $4.0 million, $4.0 million and $3.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

8.    Long-Term Debt

	December 31,	December 31,
	2015	2014
Debt:
Revolving Credit Facility	$145,152	$40,000
Convertible Notes	85,000	85,000
Term Loans	—	133,697
Mortgages	10,333	3,905
Equipment Loan	2,832	5,430
Capital leases	500	476
Total debt	243,817	268,508
Less: debt discount, net of accretion	(9,062)	(12,756)
Total debt, net of unaccreted discount	234,755	255,752
Less current portion of long-term debt	(3,187)	(15,176)
Total long-term debt	$231,568	$240,576

Second Amended and Restated Credit Agreement
On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of the Company’s foreign subsidiaries (collectively with the Company, the “Borrowers”), the lenders party to the Second Amended and Restated Credit Agreement from time to time (collectively, the “Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed through a Guarantee Agreement by certain domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”), and which may be amended from time to time (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates the Company’s former Amended and Restated Credit Agreement, dated as of December 6, 2013, as amended (the “2013 Credit Agreement”), by and among the Company, and certain of its domestic subsidiaries, including former subsidiary Altra Power Transmission, Inc., the lenders party to the Amended and Restated Credit Agreement from time to time (the “Former Lenders”), J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the Administrative Agent, guaranteed by certain domestic subsidiaries of the Company. The 2013 Credit Agreement itself was an amendment and restatement of a prior credit agreement. Pursuant to the 2013 Credit Agreement, the Former Lenders had made available to the Borrowers a revolving credit facility (the “Prior Revolving Credit Facility”) of $200 million, which continued in effect an existing term loan then having a balance of approximately $94 million, and made an additional term loan of €50 million to Altra Netherlands. The two term loans described in the prior sentence are collectively referred to as the “Term Loans.”
Under the 2015 Credit Agreement, the amount of the Prior Revolving Credit Facility has been increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. A portion of the 2015 Revolving Credit Facility was used to repay the Term Loans. The Company wrote off approximately $0.5 million of previously recognized deferred financing costs in connection with the repayment.
The stated maturity of the 2015 Revolving Credit Facility is being extended to October 22, 2020. The maturity of the Prior Revolving Credit Facility had been December 6, 2018. The 2015 Credit Agreement continues to provide for a possible expansion of the credit facilities by an additional $150 million, which can be allocated as additional term loans and/or additional revolving credit loans.
The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the 2015 Credit Agreement. The rate at December 31, 2015 was 1.5%. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

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
As of December 31, 2015 we had $145.2 million outstanding on our 2015 Revolving Credit Facility, including $118.2 million outstanding on our USD tranche at an interest rate of 1.92% and $26.9 million outstanding on our Euro tranche at an interest rate of 1.5%. As of December 31, 2014 we had $40.0 million outstanding on our Prior Revolving Credit Facility. As of December 31, 2015 and 2014, we had $7.0 million and $11.0 million in letters of credit outstanding, respectively. We had $163.7 million available to borrow (or $197.8 million available in the event of an acquisition) under the 2015 Revolving Credit Facility at December 31, 2015.
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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at December 31, 2015 is $26.13 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $26.13, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended December 31, 2015, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending March 31, 2016. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company's common stock during the prescribed measurement periods. Should the Convertible Notes become converted in future periods, the Company has the ability and intent to fund any potential payments of the principal amount of the debt with additional borrowings under the 2015 Revolving Credit Facility.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31, 2015:

	December 31, 2015	December 31, 2014
Principal amount of debt	$85,000	$85,000
Unamortized discount	9,062	12,756
Carrying value of debt	$75,938	$72,244
Interest expense associated with the Convertible Notes consisted of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Contractual coupon rate of interest	$2,338	$2,338	$2,338
Accretion of Convertible Notes discount and amortization of deferred financing costs	4,048	3,760	3,494
Interest expense for the Convertible Notes	$6,386	$6,098	$5,832
The effective interest yield of the Convertible Notes due in 2031 is 8.5% and the cash coupon interest rate is 2.75%.
Equipment Loan
The Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued under the Company's 2015 Revolving Credit Facility in favor of the lending bank in China. The note is due in installments from 2014 through 2016, with interest varying between 5.40% and 8.00%. The Company has an 18.4 million RMB ($2.8 million) line of credit outstanding at December 31, 2015. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at December 31, 2015.

Mortgages

Heidelberg Germany

A foreign subsidiary of the Company entered into a new mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million or $1.6 million at December 31, 2015.

As of December 31, 2014, the previously existing mortgage had a remaining principal balance of €0.2 million or $0.3 million, respectively.

Esslingen Germany

A foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The mortgage has a remaining principal balance of €6.0 million, or $6.5 million, at December 31, 2015. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Angers France

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, secured by its facility in Angers, France during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €2.0 million, or $2.2 million, at December 31, 2015.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million and $0.5 million at December 31, 2015 and 2014, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2015 or 2014 under any of the overdraft agreements.

9.    Stockholders’ Equity
Common Stock (shares not in thousands)
As of December 31, 2015, there were 90,000,000 shares of common stock authorized and 25,772,507 outstanding.
Preferred Stock
On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2015 or 2014.
Restricted Common Stock
The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards and grants awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.
The restricted shares issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The fair value of the shares repurchased are measured based on the share price on the date of grant.
The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the 2014 Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2015, 2014 and 2013 was $4.0 million ($2.8 million, net of tax), $3.4 million ($2.9 million, net of tax), and $3.2 million ($2.9 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.
The following table sets forth the activity of the Company’s restricted stock grants to date:

Amounts not in thousands	Shares	Weighted- Average Grant Date Fair Value
Restricted shares unvested January 1, 2015	159,178	$28.53
Shares granted	133,893	$26.95
Shares for which restrictions lapsed	(132,061)	$26.60
Restricted shares unvested December 31, 2015	161,010	$28.62
Total remaining unrecognized compensation cost is approximately $4.7 million as of December 31, 2015, and will be recognized over a weighted average remaining period of two years. Based on the stock price at December 31, 2015, of $25.08 per share, the intrinsic value of these awards as of December 31, 2015, was $4.0 million. The fair value of the shares in which the restrictions have lapsed was $3.5 million, $3.8 million, and $2.4 million, during 2015, 2014, and 2013, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
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

For the year ended December 31, 2015, the Company repurchased 662,575 shares of common stock at an average purchase price of $26.11 per share.   As of December 31, 2015, up to $15.1 million was available for repurchase under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.
Dividends
The Company declared and paid dividends of $0.57 per share of common stock for the year ended December 31, 2015.
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
10.    Concentrations
Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2015, 2014 and 2013.
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
Approximately 23% of the Company’s labor force (15% and 56% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire July 2016, October 2016, June 2017, and February 2018, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.
11.    Restructuring, Asset Impairment, and Transition Expenses
From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.

The following table details restructuring charges incurred by segment for the periods presented:

	2015	2014	2013
Couplings, Clutches & Brakes	$2,527	$444	$270
Electromagnetic Clutches & Brakes	1,600	614	337
Gearing	3,080	603	504
Corporate	7	106	—
Total	$7,214	$1,767	$1,111

The amounts for 2015 are related to approximately $5.2 million in severance and $2.0 million in building impairments, while the amounts for 2014 and 2013 are limited to severance related to staff reductions and are classified in the accompanying consolidated statements of income as restructuring costs in the respective periods.
In the quarter ended December 31, 2012, the Company adopted the a restructuring plan (the "2012 Altra Plan) as a result of continued sluggish demand in Europe and general global economic conditions. The actions taken pursuant to the 2012 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability in Europe. The Company did not record any restructuring charges associated with the 2012 Altra Plan in the year during 2014 or 2015.
In the quarter ended September 30, 2014, the Company adopted a restructuring plan (“2014 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint. The actions taken pursuant to the 2014 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability.
In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan initially included reducing headcount, facility consolidations and related asset impairments, and limiting discretionary spending to improve profitability.
The following is a reconciliation of the accrued restructuring costs between January 1, 2013 and December 31, 2015:

All Plans
Balance at January 1, 2013	$2,815
Restructuring expense incurred	1,111
Cash payments	(3,497)
Balance at December 31, 2013	429
Restructuring expense incurred	1,767
Cash payments	(1,807)
Balance at December 31, 2014	389
Restructuring expense incurred	7,214
Non-cash loss on impairment of fixed assets	(2,003)
Cash payments	(3,389)
Balance at December 31, 2015	$2,211
The total accrued restructuring reserve as of December 31, 2015 relates to severance costs to be paid to former employees in 2016 and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet. The Company expects to incur between approximately $11.0 million and $13.0 in additional restructuring expenses between 2016 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.
.

12.    Commitments and Contingencies
Minimum Lease Obligations
The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to 10 years and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year ending December 31:	Operating Leases	Capital Leases
2016	$7,522	$148
2017	5,129	148
2018	3,004	148
2019	2,282	72
2020	1,428	8
Thereafter	4,650	—
Total lease obligations	$24,015	$524
Less amounts representing interest		(24)
Present value of minimum capital lease obligations		$500
Net rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $9.0 million, $8.8 million, $8.8 million, respectively.
The Company also has minimum purchase contracts for inventory of €4.8 million ($5.2 million) for the year ended December 31, 2016.
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
There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2015 or 2014.
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

13. Segment and Geographic Information

During the quarter ended September 30, 2015, the Company realigned its reporting and management structure and corresponding reportable business segments as part of its business simplification efforts and the 2015 Altra Plan discussed in Note 11. This new structure is better aligned across the Company’s end markets and will better facilitate the Company’s strategic initiatives for growth, procurement and facility consolidation.

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

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2015	2014	2013
Net Sales:
Couplings, Clutches & Brakes	$342,299	$396,089	$301,989
Electromagnetic Clutches & Brakes	219,676	218,550	213,148
Gearing	192,252	212,628	214,152
Inter-segment eliminations	(7,575)	(7,450)	(7,071)
Net sales	$746,652	$819,817	$722,218

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$38,750	$49,299	$44,658
Electromagnetic Clutches & Brakes	21,634	22,014	20,878
Gearing	21,094	22,698	21,516
Restructuring	(7,214)	(1,767)	(1,111)
Corporate expenses (1)	(10,050)	(17,135)	(14,362)
Income from operations	64,214	75,109	71,579

Other non-operating (income) expense:
Interest expense, net	12,164	11,994	10,586
Other non-operating (income) expense, net	963	(3)	1,657
	13,127	11,991	12,243
Income before income taxes	51,087	63,118	59,336
Provision for income taxes	15,744	22,936	19,151
Net income	$35,343	$40,182	$40,185

(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and non-cash partial pension settlements.

While the Company did not have any customers that represented total sales of greater than 10.5%, the Gearing business segment had one customer that approximated 10.5% of total sales during the year ended December 31, 2015.

Selected information by segment (continued)

	Years Ended December 31,
	2015	2014	2013
Depreciation and amortization:
Couplings, Clutches & Brakes	$15,897	$17,196	$13,220
Electromagnetic Clutches & Brakes	4,565	5,009	4,972
Gearing	6,617	7,447	7,539
Corporate	3,042	2,485	2,193
Total depreciation and amortization	$30,121	$32,137	$27,924

	As of the Years Ended December 31,
	2015	2014
Total assets:

Couplings, Clutches & Brakes	$312,117	$356,272
Electromagnetic Clutches & Brakes	125,887	131,015
Gearing	150,860	155,660
Corporate (2)	43,468	33,455
Total assets	$632,332	$676,402
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Geographic Information	Net Sales			Property, Plant and Equipment
	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015	December 31, 2014
North America	$452,172	$488,523	$454,115	$84,960	$90,279
Europe	218,857	255,049	216,636	52,949	51,708
Asia and the rest of the world	75,623	76,245	51,467	7,504	14,379
Total	$746,652	$819,817	$722,218	$145,413	$156,366
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

14.    Unaudited Quarterly Results of Operations:
Year ended December 31, 2015

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$173,628	$183,053	$196,610	$193,361
Gross Profit	54,204	55,800	59,986	58,473
Net income attributable to Altra Industrial Motion Corp. (1)	6,108	10,221	9,679	9,398
Earnings per share — Basic attributable to Altra Industrial Motion Corp.
Net income	$0.23	$0.39	$0.37	$0.36
Earnings per share — Diluted attributable to Altra Industrial Motion Corp.
Net income attributable to Altra Industrial Motion Corp.	$0.23	$0.39	$0.37	$0.36

(1) Includes restructuring costs by quarter	$2,220	$651	$2,587	$1,756

Year ended December 31, 2014

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$191,961	$202,520	$215,198	$210,138
Gross Profit	58,270	62,333	66,470	61,796
Net income attributable to Altra Industrial Motion Corp. (1)	9,059	6,946	12,797	11,365
Earnings per share — Basic attributable to Altra Industrial Motion Corp.
Net income	$0.34	$0.26	$0.48	$0.43
Earnings per share — Diluted attributable to Altra Industrial Motion Corp.
Net income attributable to Altra Industrial Motion Corp.	$0.34	$0.25	$0.46	$0.41

(1) Includes restructuring costs by quarter	$124	$1,643	$—	$—

15.    Subsequent Events
On February 11, 2016, the Company has declared a dividend of $0.15 per share for the quarter ended March 31, 2016, payable on April 4, 2016 to shareholders of record as of March 18, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
1.    Disclosure Controls and Procedures
As of December 31, 2015, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Altra Industrial Motion Corp.
Braintree, Massachusetts
We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2016

(c)    Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive 2016 Proxy Statement to be filed no later than 120 days after December 31, 2015.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our definitive 2016 Proxy Statement to be filed no later than 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive 2016 Proxy Statement to be filed no later than 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive 2016 Proxy Statement to be filed no later than 120 days after December 31, 2015.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive 2016 Proxy Statement to be filed no later than 120 days after December 31, 2015.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)  List of documents filed as part of this report:
(1)  Financial Statements.
i.  Consolidated Balance Sheets as of December 31, 2015 and 2014
ii.  Consolidated Statements of Income for the Fiscal Years ended December 31, 2015, 2014 and 2013
iii.  Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2015, 2014 and 2013
iv.  Consolidated Statements of Stockholders’ Equity as of December 31, 2015, 2014 and 2013
v.  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2015, 2014 and 2013
vi.  Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2015 and 2014
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

4.1(4)	Form of Common Stock Certificate.
4.2(8)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.
10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†
10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†
10.4(6)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†
10.5(17)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†
10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.9(13)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†
10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.'s 2004 Equity Incentive Plan and the amendments thereto.†
10.11(8)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.
10.12
Second Amended and Restated Credit Agreement, dated as of October 22, 2015, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.*

10.13
Omnibus Reaffirmation and Ratification and Amendment of Collateral Documents dated as of October 22, 2015, by and among Altra Industrial Motion Corp. and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.*

10.14(11)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #
10.15(11)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of JPMorgan Chase Bank, N.A. #
10.16(11)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A.
10.17	Patent Security Agreement, dated October 22, 2015, by Warner Electric Technology LLC in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.*

10.18
Trademark Security Agreement, dated October 22, 2015, among Ameridrives International, LLC, Boston Gear LLC, Inertia Dynamics, LLC and TB Wood’s Incorporated in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.*

10.19(15)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†
10.20	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.*†
10.21	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.*†
21.1	Subsidiaries of Altra Industrial Motion Corp.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.

(11)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

(12)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.

(13)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.

(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.

(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Proxy Statement on Schedule 14A Information Statement filed with the Securities and Exchange Commission on March 20, 2014.

(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2015.

(17)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)
ALTRA INDUSTRIAL MOTION CORP.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2013	$2,560	$733	$(1,048)	$2,245
For the year ended December 31, 2014	$2,245	$417	$(360)	$2,302
For the year ended December 31, 2015	$2,302	$785	$(922)	$2,165

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 26, 2016	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: Chairman and Chief Executive
Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2016	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: Chairman and Chief Executive
Officer, Director

February 26, 2016	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial
Officer

February 26, 2016	By:	/s/ Todd B. Patriacca
Name: Todd B. Patriacca
Title: Chief Accounting Officer

February 26, 2016	By:	/s/ Edmund M. Carpenter
Name: Edmund M. Carpenter
Title: Director

February 26, 2016	By:	/s/ Lyle G. Ganske
Name: Lyle G. Ganske
Title: Director

February 26, 2016	By:	/s/ Michael S. Lipscomb
Name: Michael S. Lipscomb
Title: Director

February 26, 2016	By:	/s/ Larry P. McPherson
Name: Larry P. McPherson
Title: Director

February 26, 2016	By:	/s/ Thomas W. Swidarski
Name: Thomas W. Swidarski
Title: Director

February 26, 2016	By:	/s/ James H. Woodward, Jr.
Name: James H. Woodward, Jr.
Title: Director

Exhibit Index

Number	Description
10.12
Second Amended and Restated Credit Agreement, dated as of October 22, 2015, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

10.13
Omnibus Reaffirmation and Ratification and Amendment of Collateral Documents dated as of October 22, 2015, by and among Altra Industrial Motion Corp. and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as administrative agent.

10.17	Patent Security Agreement, dated October 22, 2015, by Warner Electric Technology LLC in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.
10.18
Trademark Security Agreement, dated October 22, 2015, among Ameridrives International, LLC, Boston Gear LLC, Inertia Dynamics, LLC and TB Wood’s Incorporated in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.20	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.
10.21	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.
21.1	Subsidiaries of Altra Industrial Motion Corp.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, and (vii) Valuation and Qualifying Accounts.*