Form 10-Q
period 2016-03-31
Altra Industrial Motion Corp.
filed 2016-04-29
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 25,969,876 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,843	$50,320
Trade receivables, less allowance for doubtful accounts of $2,268 and $2,165 at March 31, 2016 and December 31, 2015, respectively	103,869	94,720
Inventories	119,434	121,156
Income tax receivable	2,479	5,146
Prepaid expenses and other current assets	12,704	11,217
Assets held for sale	4,826	4,597
Total current assets	288,155	287,156
Property, plant and equipment, net	147,526	145,413
Intangible assets, net	95,619	96,069
Goodwill	98,490	97,309
Deferred income taxes	3,292	3,201
Other non-current assets, net	2,848	3,184
Total assets	$635,930	$632,332
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,258	$40,297
Accrued payroll	17,833	22,312
Accruals and other current liabilities	37,701	34,990
Income tax payable	3,059	3,563
Current portion of long-term debt	1,963	3,187
Total current liabilities	97,814	104,349
Long-term debt - less current portion and net of unaccreted discount	232,839	231,568
Deferred income taxes	44,527	44,185
Pension liabilities	8,835	8,328
Long-term taxes payable	655	647
Other long-term liabilities	689	688
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,693,961 and 25,772,507 issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	26	26
Additional paid-in capital	123,747	124,834
Retained earnings	186,441	181,539
Accumulated other comprehensive loss	(59,643)	(63,832)
Total stockholders’ equity	250,571	242,567
Total liabilities, and stockholders’ equity	$635,930	$632,332
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Net sales	$180,453	$193,361
Cost of sales	125,823	134,888
Gross profit	54,630	58,473
Operating expenses:
Selling, general and administrative expenses	33,536	36,302
Research and development expenses	4,564	4,762
Restructuring costs	1,553	1,756
	39,653	42,820
Income from operations	14,977	15,653
Other non-operating income and expense:
Interest expense, net	2,896	2,956
Other non-operating income, net	(278)	(829)
	2,618	2,127
Income before income taxes	12,359	13,526
Provision for income taxes	3,549	4,136
Net income	8,810	9,390
Net loss attributable to non-controlling interest	—	8
Net income attributable to Altra Industrial Motion Corp.	$8,810	$9,398
Weighted average shares, basic	25,740	26,280
Weighted average shares, diluted	25,759	26,357
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.34	$0.36
Diluted net income attributable to Altra Industrial Motion Corp.	$0.34	$0.36
Cash dividend declared	$0.15	$0.12
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands

	Quarter Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Net Income	$8,810	$9,390
Other Comprehensive income:
Foreign currency translation adjustment	4,189	(16,400)
Change in fair value of interest rate swap, net of tax	—	(282)
Other comprehensive income/(loss)	4,189	(16,682)
Comprehensive income (loss)	12,999	(7,292)
Comprehensive (loss) attributable to noncontrolling interest	—	(164)
Comprehensive income (loss) attributable to Altra Industrial Motion Corp.	$12,999	$(7,128)
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Quarter Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$8,810	$9,390
Adjustments to reconcile net income to net cash flows:
Depreciation	5,119	5,343
Amortization of intangible assets	2,119	2,162
Amortization of deferred financing costs	196	239
Loss/(Gain) on foreign currency, net	217	(67)
Accretion of debt discount, net	968	892
Loss/(Gain) on disposal / impairment of fixed assets	448	(26)
Stock based compensation	1,163	1,110
Changes in assets and liabilities:
Trade receivables	(8,087)	(10,091)
Inventories	2,929	991
Accounts payable and accrued liabilities	(6,832)	2,823
Other current assets and liabilities	(1,311)	(82)
Other operating assets and liabilities	311	90
Net cash provided by operating activities	6,050	12,774
Cash flows from investing activities

Purchase of property, plant and equipment	(5,653)	(7,731)
Net cash used in investing activities	(5,653)	(7,731)
Cash flows from financing activities
Payments on term loan facility	—	(2,359)
Payments on Revolving Credit Facility	(4,447)	—
Dividend payments	—	(3,178)
Proceeds from equipment and working capital notes	—	945
Borrowing under Revolving Credit Facility	—	5,000
Payments of equipment and working capital notes	(1,244)	(412)
Proceeds from mortgages and other debt	3,351	3,647
Shares surrendered for tax withholding	(91)	(128)
Payments on mortgages and other debt	(37)	(53)
Purchases of common stock under share repurchase program	(2,159)	(4,558)
Net cash used in financing activities	(4,627)	(1,096)
Effect of exchange rate changes on cash and cash equivalents	(1,247)	(4,024)
Net change in cash and cash equivalents	(5,477)	(77)
Cash and cash equivalents at beginning of year	50,320	47,503
Cash and cash equivalents at end of period	$44,843	$47,426
Cash paid during the period for:
Interest	$2,354	$2,564
Income taxes	$1,784	$1,514
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	11	982	—	—	982	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	9,398	—	9,398	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	(8)
Dividends declared	—	—	—	(3,178)		(3,178)	—
Change in fair value of interest rate swap	—	—	—	—	(282)	(282)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(16,400)	(16,400)	(156)
Repurchases of common stock - 171,112 shares	—	(171)	$(4,558)	—	—	(4,558)	—
Balance at March 31, 2015	$26	26,194	$135,511	$167,281	$(58,097)	$244,721	$719

Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567	$—
Stock-based compensation and vesting of restricted stock		12	1,072			1,072
Net income attributable to Altra Industrial Motion Corp.				8,810		8,810
Dividends declared				(3,908)		(3,908)
Cumulative foreign currency translation adjustment					4,189	4,189
Repurchases of common stock - 91,403 shares		(91)	(2,159)			(2,159)
Balance at March 31, 2016	$26	25,694	$123,747	$186,441	$(59,643)	$250,571	$—
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

2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position for the interim periods presented, and cash flows for the interim periods presented. The results are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

3. Recent Accounting Pronouncements

In 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

4. Fair Value of Financial Instruments
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
The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the Company’s 2015 Credit Agreement approximates the fair value due to the variable rate nature at current market rates.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at both March 31, 2016 and December 31, 2015. The estimated fair value of the Convertible Notes at March 31, 2016 and December 31, 2015 was $98.3 million and $91.7 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (Level 2).
Included in cash and cash equivalents at March 31, 2016 and December 31, 2015 are money market fund investments of $0.3 million, which are reported at fair value based on quoted market prices for such investments (Level 1).

5. Changes in Accumulated Other Comprehensive Loss by Component
The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income	—	110	4,079	4,189
Accumulated Other Comprehensive (Loss) by Component, March 31, 2016	$(140)	$(5,697)	$(53,806)	$(59,643)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Net current-period Other Comprehensive (Loss)	(282)	—	(16,400)	(16,682)
Accumulated Other Comprehensive (Loss) by Component, March 31, 2015	$(139)	$(4,818)	$(53,140)	$(58,097)

6. Net Income per Share
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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2016	March 31, 2015
Net income attributable to Altra Industrial Motion Corp.	$8,810	$9,398
Shares used in net income per common share - basic	25,740	26,280
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	11
Incremental shares of unvested restricted common stock	19	66
Shares used in net income per common share - diluted	25,759	26,357
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.34	$0.36
Diluted net income attributable to Altra Industrial Motion Corp.	$0.34	$0.36
During the quarter ended March 31, 2016, the Company’s common stock price did not exceed the current conversion price of the Company’s Convertible Notes, resulting in no additional shares being included in net income per common share in the diluted earnings per share calculation above.

7. Inventories
Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$35,720	$34,169
Work in process	12,465	12,864
Finished goods	71,249	74,123
	$119,434	$121,156

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes in goodwill from January 1, through March 31, 2016 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2016	25,290	24,661	47,358	97,309

Impact of changes in foreign currency and other	703	120	358	1,181
Net goodwill balance March 31, 2016	$25,993	$24,781	$47,716	$98,490

Other intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$39,946	$—	$39,946	$39,625	$—	$39,625
Intangible assets subject to amortization:
Customer relationships	114,168	59,189	54,979	118,457	62,013	56,444
Product technology and patents	6,122	5,428	694	—	—	—
Total intangible assets	$160,236	$64,617	$95,619	$158,082	$62,013	$96,069
The Company recorded $2.1 million and $2.2 million of amortization expense in the quarters ended March 31, 2016 and 2015, respectively.
The estimated amortization expense for intangible assets is approximately $6.2 million for the remainder of 2016, $8.3 million in each of the next four years and then $16.3 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

9. Warranty Costs
The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2016	March 31, 2015
Balance at beginning of period	$9,468	$7,792
Accrued current period warranty expense	133	645
Payments and adjustments	(104)	(1,043)
Balance at end of period	$9,497	$7,394

10. Debt
Outstanding debt obligations at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$141,719	$145,152
Convertible Notes	85,000	85,000
Mortgages	14,112	10,333
Equipment and working capital notes	1,598	2,832
Capital leases	467	500
Total debt	242,896	243,817
Less: debt discount, net of accretion	(8,094)	(9,062)
Total debt, net of unaccreted discount	$234,802	$234,755
Less current portion of long-term debt	(1,963)	(3,187)
Total long-term debt, net of unaccreted discount	$(232,839)	$(231,568)

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
Under the 2015 Credit Agreement, the amount of the Prior Revolving Credit Facility was increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. A portion of the 2015 Revolving Credit Facility was used to repay the Term Loans. The Company wrote off approximately $0.5 million of previously recognized deferred financing costs in connection with the repayment.
The stated maturity of the 2015 Revolving Credit Facility was extended to October 22, 2020. The maturity of the Prior Revolving Credit Facility had been December 6, 2018. The 2015 Credit Agreement continues to provide for a possible expansion of the credit facilities by an additional $150 million, which can be allocated as additional term loans and/or additional revolving credit loans.
The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the 2015 Credit Agreement. The rate at December 31, 2015 was 1.5%. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

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
As of March 31, 2016 we had $141.7 million outstanding on our 2015 Revolving Credit Facility, including $118.2 million outstanding on our USD tranche at an interest rate of 1.94% and $23.5 million outstanding on our Euro tranche at an interest rate of 1.5%. As of March 31, 2016 and December 31, 2015, we had $7.8 million and $7.0 million in letters of credit outstanding, respectively. We had $199.1 million available to borrow under the 2015 Revolving Credit Facility at March 31, 2016.
Convertible Senior Notes
In March 2011, the Company issued the Convertible Notes due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the acquisition of substantially all of the assets and liabilities of Danfoss Bauer GmbH relating to its gear motor business, as well as bolster the Company’s cash position.
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at March 31, 2016 is $25.98 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $25.98, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended March 31, 2016, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending June 30, 2016. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of March 31, 2016:

Principal amount of debt	$85,000
Unamortized discount	8,094
Carrying value of debt	$76,906
Interest expense associated with the Convertible Notes consists of the following:

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Quarter Ended
	March 31, 2016	March 31, 2015
Contractual coupon rate of interest	$584	$584
Accretion of Convertible Notes discount and amortization of deferred financing costs	968	981
Interest expense for the convertible notes	$1,552	$1,565

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at March 31, 2016 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
A foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of March 31, 2016, the total available to borrow was 38.7 million RMB ($6.3 million). The loan is due in installments from 2014 through 2016, with interest varying between 5.4% and 8.02%. The Company has a 10.3 million RMB ($1.6 million) line of credit outstanding at March 31, 2016. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at March 31, 2016.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Mortgages
Heidelberg Germany
During 2015, a foreign subsidiary of the Company has entered into a mortgage with a bank for €1.5 million or $1.7 million secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million or $1.7 million at March 31, 2016.
Esslingen Germany
During 2015, a foreign subsidiary of the Company has entered into a mortgage with a bank for €6.0 million or $6.8 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The mortgage has a remaining principal balance of €6.0 million or $6.8 million at March 31, 2016. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of March 31, 2016, the total available to borrow was €3.0 million or, $3.4 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.
Angers France
During 2015, a foreign subsidiary of the Company has entered into a mortgage with a bank for €2.0 million or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €2.0 million or $2.3 million at March 31, 2016.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million at both March 31, 2016 and December 31, 2015. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2016 or December 31, 2015 under any of the overdraft agreements.

11. Stockholders’ Equity
Stock-Based Compensation
The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees. The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan. The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders at its 2014 annual meeting. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000 . Shares of our common stock subject to Awards awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The restricted shares issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The shares are valued based on the share price on the date of grant.
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
Stock-based compensation expense recorded during the quarters ended March 31, 2016 and March 31, 2015, was $1.2 million and $1.1 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended March 31, 2016:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2016	161,010	$28.62
Shares granted	163,053	22.58
Shares for which restrictions lapsed	(18,196)	23.90
Shares unvested March 31, 2016	305,867	$25.15
Total remaining unrecognized compensation cost was $6.5 million as of March 31, 2016, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended March 31, 2016 was $0.4 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
Share Repurchase Program

In May 2014, our board of directors approved a share repurchase program authorizing the buyback of up to $50.0 million of the Company’s common stock. Under the program, the Company may purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

For the quarter ended March 31, 2016, the Company repurchased 91,403 shares of common stock at an average purchase price of $23.62 per share.  As of March 31, 2016, up to $12.9 million was available to purchase additional shares under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends
The Company declared a dividend of $0.15 per share of common stock related to the quarter ended March 31, 2016. The dividend for the quarter ended March 31, 2016 was accrued in the balance sheet at March 31, 2016.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The Company declared and paid a cash dividend of $0.12 per share of common stock for the quarter ended March 31, 2015.
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
12. Restructuring, Asset Impairment, and Transition Expenses
From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.
The following table details restructuring charges incurred by segment for the periods presented:

	Quarter Ended
	March 31, 2016	March 31, 2015
Couplings, Clutches & Brakes	$404	$305
Electromagnetic Clutches & Brakes	673	—
Gearing	16	1,444
Corporate	460	7
Total	$1,553	$1,756

The amounts for the period ended March 31, 2016 are related to approximately $1.0 million in severance, $0.2 million in building impairments, and $0.3 million in other restructuring costs. The amounts for the period ended March 31, 2015 are limited to severance costs related to staff reductions and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.
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
The following is a reconciliation of the accrued restructuring costs between January 1, 2016 and March 31, 2016:
The following is a reconciliation of the accrued restructuring cost:

All Plans
Balance at January 1, 2016	$2,211
Restructuring expense incurred	1,553
Non-cash loss on impairment of fixed assets	(448)
Cash payments	(1,095)
Balance at March 31, 2016	$2,221
The total restructuring reserve as of March 31, 2016 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet which are expected to be paid during 2016. The Company expects to incur between approximately $8.0 - $10.0 million in additional restructuring expenses between 2016 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:
	Quarters Ended March 31,
	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$75,623	$89,115
Electromagnetic Clutches & Brakes	57,349	57,636
Gearing	48,920	49,206
Inter-segment eliminations	(1,439)	(2,596)
Net sales	$180,453	$193,361

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$6,291	$9,955
Electromagnetic Clutches & Brakes	6,463	5,328
Gearing	5,762	4,750
Restructuring	(1,553)	(1,756)
Corporate expenses (1)	(1,986)	(2,624)
Income from operations	$14,977	$15,653

Other non-operating (income) expense:
Net interest expense	$2,896	$2,956
Other non-operating (income) expense, net	(278)	(829)
	2,618	2,127
Income before income taxes	12,359	13,526
Provision for income taxes	3,549	4,136
Net income	$8,810	$9,390

(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended
	March 31, 2016	March 31, 2015
Depreciation and amortization:
Couplings, Clutches & Brakes	$3,688	$3,964
Electromagnetic Clutches & Brakes	1,148	1,150
Gearing	1,671	1,665
Corporate	731	726
Total depreciation and amortization	$7,238	$7,505

	March 31, 2016	December 31, 2015
Total assets:

Couplings, Clutches & Brakes	$333,595	$312,117
Electromagnetic Clutches & Brakes	130,038	125,887
Gearing	135,231	150,860
Corporate (2)	37,066	43,468
Total assets	$635,930	$632,332
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2016	March 31, 2015
North America (primarily U.S.)	$112,183	$122,310
Europe	52,113	55,041
Asia and other	16,157	16,010
Total	$180,453	$193,361
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
Concentrations
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10%, the Gearing business had one customer that approximated 10.5% of total sales for that segment during the year ended December 31, 2015.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of March 31, 2016 or December 31, 2015. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

15. Subsequent Events

On April 28, 2016 the company has declared a dividend of $0.15 per share for the quarter ended June 30, 2016, payable on July 5, 2016 to shareholders of record as of June 17, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

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

•
the Company’s ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document.

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

REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.
The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the audited financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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
Business Segments
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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters ended March 31, 2016 and 2015:

	Net Sales
	Quarter Ended
	March 31, 2016	March 31, 2015
Couplings, Clutches & Brakes	42%	47%
Electromagnetic Clutches & Brakes	32%	30%
Gearing	26%	23%

	Operating Income
	Quarter Ended
	March 31, 2016	March 31, 2015
Couplings, Clutches & Brakes	34%	50%
Electromagnetic Clutches & Brakes	35%	27%
Gearing	31%	23%

Our Internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Quarterly Report on Form 10-Q.
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general.
Foreign currency translation continues to have a negative impact on our performance, and several of our end markets continue to weaken. Performance in the oil & gas, agriculture, mining and metals end markets, which are some of our largest markets, remain challenging and continues to weigh on our performance. Furthermore, we expect the challenges in our agriculture, oil and gas, mining and metals end markets to continue for some time.
We expect operating results for the remainder of the year to be lower when compared to the comparable prior year period due to these conditions. As these conditions persist, we are managing the business to the level of demand we are seeing. We expect ongoing benefits from the restructuring and cost reduction initiatives which include actions taken under the 2015 Altra Plan which we commenced in the quarter ended March 31, 2015 and which has also helped improve profitability of our Gearing segment. We are on track to complete six facilities consolidations by the end of the current second quarter, and we anticipate announcing a seventh planned consolidation during the third quarter.
Critical Accounting Policies
The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2016.

Recent Accounting Pronouncements
In 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	March 31, 2016	March 31, 2015
Net sales	$180,453	$193,361
Cost of sales	125,823	134,888
Gross profit	54,630	58,473
Gross profit percentage	30.3%	30.2%
Selling, general and administrative expenses	33,536	36,302
Research and development expenses	4,564	4,762
Restructuring costs	1,553	1,756
Income from operations	14,977	15,653
Interest expense, net	2,896	2,956
Other non-operating income, net	(278)	(829)
Income before income taxes	12,359	13,526
Provision for income taxes	3,549	4,136
Net income	8,810	9,390
Net loss attributable to non-controlling interest	—	8
Net income attributable to Altra Industrial Motion Corp.	$8,810	$9,398

Segment Performance.
Amounts in thousands, except percentage data

	Quarters Ended March 31,
	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$75,623	$89,115
Electromagnetic Clutches & Brakes	57,349	57,636
Gearing	48,920	49,206
Intra-segment eliminations	(1,439)	(2,596)
Net sales	$180,453	$193,361

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$6,291	$9,955
Electromagnetic Clutches & Brakes	6,463	5,328
Gearing	5,762	4,750
Restructuring	(1,553)	(1,756)
(1) Corporate expenses	(1,986)	(2,624)
Income from operations	$14,977	$15,653
(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Quarter Ended March 31, 2016 compared with Quarter Ended March 31, 2015
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	March 31, 2016	March 31, 2015
			Change	%
Net sales	$180,453	$193,361	(12,908)	(6.7)%
The decrease in sales during the quarter ended March 31, 2016 was due to the effect of foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $3.4 million relates to the impact of changes to foreign exchange rates primarily for the Euro and British Pound compared to the prior year. In addition, $9.5 million relates to decreased sales in various end markets, primarily oil and gas, and mining in our Couplings, Clutches and Brakes and Electromagnetic Clutches and Brakes business segments.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Gross Profit	54,630	58,473	(3,843)	(6.6)%
Gross Profit as a percent of sales	30.3%	30.2%

Gross profit as a percentage of sales increased slightly during the quarter ended March 31, 2016. The increase is due to improvements realized from our consolidation and cost saving efforts, partially offset by unfavorable product mix. We expect the gross profit as a percentage of sales in future periods will remain relatively consistent for the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	$33,536	$36,302	$(2,766)	(7.6)%
SG&A as a percent of sales	18.6%	18.8%
Approximately $0.9 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates for the Euro and British Pound compared to the same period in the prior year. The remaining decrease was a result of general cost savings and reduced costs related to our restructuring efforts.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Research and development expenses (“R&D”)	4,564	4,762	$(198)	(4.2)%
Of the decrease in R&D, the majority of the change is related to the impact of changes to foreign exchange rates for the Euro and the British Pound compared to the prior year. We expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Restructuring Costs	1,553	1,756	$(203)	(11.6)%
During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $0.4 million, $0.7 million, and $0.5 million were related to the Couplings, Clutches and Brakes segment, Electromagnetic Clutches and Brakes segment, and Corporate business segments, respectively. The company expects to incur approximately $8.0 - $10.0 million in additional expenses associated with the 2015 Altra Plan between 2016 and 2018. We expect to realize cost savings of approximately $0.5 million related to these actions during the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Interest Expense, net	2,896	2,956	$(60)	(2.0)%
Net interest expense remained consistent between 2015 and 2016. The Company amended its Revolving Credit Facility during October 2015 which reduced the margin on its borrowings by approximately 0.125%. As a result, absent additional borrowing, we expect net interest expense to decrease slightly for the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Other non-operating income, net	$(278)	$(829)	$551	(66.5)%
Other non-operating expense in each period in the chart above relates primarily to changes to foreign currency exchange rates, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2016	March 31, 2015	Change	%
Provision for income taxes	3,549	4,136	$(587)	(14.2)%
Provision for income taxes as a % of income before income taxes	28.7%	30.6%
The provision for income tax, as a percentage of income before taxes, during the quarter ended March 31, 2016 was lower than that of the quarter ended March 31, 2015. The closure of our subsidiary in Changzhou, China reduced our ongoing losses, subject to valuation allowance, and lowered our overall rate.

Segment Performance
Couplings, Clutches & Brakes
Net sales in the Couplings, Clutches & Brakes segment were $75.6 million in the quarter ended March 31, 2016, a decrease of approximately $13.5 million or 15.1%, from the quarter ended March 31, 2015. Approximately $2.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. The remainder of the decrease was due primarily to weakness in the oil and gas, metals and mining markets. Segment operating income decreased approximately $3.7 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Electromagnetic Clutches & Brakes
Net sales in the Electromagnetic Clutches & Brakes segment were $57.3 million in the quarter ended March 31, 2016, a decrease of approximately $0.3 million, or 0.5%, from the quarter ended March 31, 2015. The decrease relates to the impact of changes to foreign exchange rates, primarily attributed to the Euro and British Pound compared to prior year. Segment operating income increased $0.7 million compared to the prior period primarily as a result of the impact of the restructuring activities initiated during 2015.

Gearing
Net sales in the Gearing segment were $48.9 million in the quarter ended March 31, 2016, compared with $49.2 million in the quarter ended March 31, 2015, a decrease of $0.3 million. Approximately $0.7 million of the decrease was due to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year, offset by net sales in the transportation end market of $0.4 million. Segment operating income increased $1.0 million compared to the prior period primarily as a result of improvement in the profitability of the Company’s Bauer business.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of March 31, 2016, we have the ability under our Revolving Credit Facility to borrow an additional $199.3 million, based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
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

As of March 31, 2016 we had $141.7 million outstanding on our 2015 Revolving Credit Facility. As of December 31, 2015 we had $145.2 million outstanding on our Prior Revolving Credit Facility. As of March 31, 2016 and December 31, 2015, we had $7.8 million, and $7.0 million in letters of credit outstanding, respectively. We had $199.1 million available to borrow under the 2015 Revolving Credit Facility at March 31, 2016.
We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at March 31, 2016.
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
We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at March 31, 2016

Borrowings

	Amounts in millions
	March 31, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$141.7	$145.2
Convertible Notes	85.0	85.0
Equipment and working capital notes	1.6	2.8
Mortgages	14.1	10.3
Capital leases	0.5	0.5
Total debt	$242.9	$243.8

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended March 31, 2016 and March 31, 2015, respectively:

	March 31, 2016	March 31, 2015	Change
Cash and cash equivalents at the beginning of the year	$50,320	$47,503	$2,817
Cash flows from operating activities	6,050	12,774	(6,724)
Cash flows from (used) in investing activities	(5,653)	(7,731)	2,078
Cash flows from financing activities	(4,627)	(1,096)	(3,531)
Effect of exchange rate changes on cash and cash equivalents	(1,247)	(4,024)	2,777
Cash and cash equivalents at the end of the period	$44,843	$47,426	$(2,583)
Cash Flows for 2016
The primary sources of funds provided from operating activities of approximately $6.1 million for the year to date period ended March 31, 2016 resulted from cash provided from net income of $8.8 million. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, loss on impairment, and non-cash loss on foreign currency was approximately $10.2 million. Additionally, there was a net decrease in current assets and liabilities of approximately $13.0 million.

The change in cash flows from operating activities in 2016 as compared to 2015 primarily related to decreased cash of $6.7 million related to changes in assets and accounts payable. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during the remainder of fiscal 2016 due to income from operations, a decrease in working capital and profitability initiatives.
Net cash used in investing activities for the quarter ended March 31, 2016 decreased approximately $2.1 million compared to the year to date period ended March 31, 2015. The increase is attributed to lower capital expenditure spend for the prior year.
Net cash used in financing activities in the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 decreased by $3.5 million. This decrease relates primarily to payment of debt under the Revolving Credit Facility and our outstanding working capital notes of $2.3 million, partially offset by proceeds from certain new working capital and equipment borrowing. In addition, there was a decrease of $2.4 million in stock repurchases related to the Company’s share repurchase program compared with the prior year period. This decrease was offset by the dividend payment of $3.2 million made in the period ended March 31, 2015.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. As of March 31, 2016 we have approximately $39.1 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.
Contractual Obligations
There were no significant changes in our contractual obligations subsequent to March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2016, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2015 are incorporated herein by reference.
During the reporting period there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2016 to January 31, 2016	33,841	$22.46	38,841	$14,323,777
February 1, 2016 to February 29, 2016	35,150	$22.74	35,150	$13,524,555
March 1, 2016 to March 31, 2016	22,412	$26.76	22,412	$12,924,893

(1)	We repurchased 4,256 of these shares of common stock during February 2016 in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
During the quarter ended March 31, 2016, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company’s common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.

(1)
Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 27, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

April 29, 2016	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

April 29, 2016	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

April 29, 2016	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.