Form 10-Q
period 2016-06-30
Altra Industrial Motion Corp.
filed 2016-07-22
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2016, 25,904,412 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,330	$50,320
Trade receivables, less allowance for doubtful accounts of $2,370 and $2,165 at June 30, 2016 and December 31, 2015, respectively	103,271	94,720
Inventories	120,567	121,156
Income tax receivable	1,419	5,146
Prepaid expenses and other current assets	11,981	11,217
Assets held for sale	4,728	4,597
Total current assets	276,296	287,156
Property, plant and equipment, net	145,569	145,413
Intangible assets, net	92,497	96,069
Goodwill	97,766	97,309
Deferred income taxes	3,199	3,201
Other non-current assets, net	2,656	3,184
Total assets	$617,983	$632,332
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,647	$40,297
Accrued payroll	19,908	22,312
Accruals and other current liabilities	34,737	34,990
Income tax payable	3,021	3,563
Current portion of long-term debt	708	3,187
Total current liabilities	103,021	104,349
Long-term debt - less current portion and net of unaccreted discount	210,470	231,568
Deferred income taxes	44,302	44,185
Pension liabilities	8,839	8,328
Long-term taxes payable	662	647
Other long-term liabilities	699	688
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,619,692 and 25,772,507 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	26	26
Additional paid-in capital	122,651	124,834
Retained earnings	191,907	181,539
Accumulated other comprehensive loss	(64,594)	(63,832)
Total stockholders’ equity	249,990	242,567
Total liabilities, and stockholders’ equity	$617,983	$632,332
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Operations
Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$182,674	$196,610	$363,127	$389,971
Cost of sales	124,474	136,624	250,297	271,512
Gross profit	58,200	59,986	112,830	118,459
Operating expenses:
Selling, general and administrative expenses	35,870	35,152	69,406	71,454
Research and development expenses	4,514	4,534	9,078	9,296
Restructuring costs	1,641	2,587	3,194	4,343
	42,025	42,273	81,678	85,093
Income from operations	16,175	17,713	31,152	33,366
Other non-operating income and expense:
Interest expense, net	2,904	2,978	5,800	5,934
Other non-operating (income) expense, net	(205)	750	(483)	(79)
	2,699	3,728	5,317	5,855
Income before income taxes	13,476	13,985	25,835	27,511
Provision for income taxes	4,127	4,360	7,676	8,496
Net income	9,349	9,625	18,159	19,015
Net loss attributable to non-controlling interest	—	54	—	63
Net income attributable to Altra Industrial Motion Corp.	$9,349	$9,679	$18,159	$19,078
Weighted average shares, basic	25,699	26,280	25,699	26,204
Weighted average shares, diluted	25,968	26,450	25,793	26,287
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.36	$0.37	$0.71	$0.73
Diluted net income attributable to Altra Industrial Motion Corp.	$0.36	$0.37	$0.70	$0.73
Cash dividend declared	$0.15	$0.15	$0.30	$0.27
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Amounts in thousands

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$9,349	$9,625	$18,159	$19,015
Other Comprehensive income (loss):
Foreign currency translation adjustment	(4,951)	(4,413)	(762)	(11,768)
Change in fair value of interest rate swap, net of tax	—	63	—	(219)
Other comprehensive loss	(4,951)	(4,350)	(762)	(11,987)
Comprehensive income	4,398	5,275	17,397	7,028
Comprehensive loss attributable to non-controlling interest	—	(28)	—	(192)
Comprehensive income attributable to Altra Industrial Motion Corp.	$4,398	$5,303	$17,397	$7,220
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands

	Year to Date Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$18,159	$19,015
Adjustments to reconcile net income to net cash flows:
Depreciation	10,487	10,832
Amortization of intangible assets	4,262	4,300
Amortization of deferred financing costs	393	468
Gain on foreign currency, net	(100)	(125)
Accretion of debt discount, net	1,962	1,810
Loss on disposal / impairment of fixed assets	411	1,127
Stock based compensation	2,312	2,215
Changes in assets and liabilities:
Trade receivables	(8,890)	(13,320)
Inventories	238	2,742
Accounts payable and accrued liabilities	1,470	2,262
Other current assets and liabilities	(698)	74
Other operating assets and liabilities	526	(1,286)
Net cash provided by operating activities	30,532	30,114
Cash flows from investing activities

Purchase of property, plant and equipment	(10,861)	(13,482)
Net cash used in investing activities	(10,861)	(13,482)
Cash flows from financing activities
Payments on term loan facility	—	(11,445)
Payments on Revolving Credit Facility	(26,507)	(2,000)
Dividend payments	(3,903)	(3,178)
Proceeds from equipment and working capital notes	—	1,100
Borrowing under Revolving Credit Facility	—	6,000
Payments of equipment and working capital notes	(2,477)	(2,396)
Proceeds from mortgages and other debt	3,112	3,012
Shares surrendered for tax withholding	(103)	(128)
Payments on mortgages and other debt	(68)	(254)
Purchase of non-controlling interest in Lamiflex	—	(878)
Purchases of common stock under share repurchase program	(4,391)	(8,006)
Net cash used in financing activities	(34,337)	(18,173)
Effect of exchange rate changes on cash and cash equivalents	(1,324)	(3,685)
Net change in cash and cash equivalents	(15,990)	(5,226)
Cash and cash equivalents at beginning of year	50,320	47,503
Cash and cash equivalents at end of period	$34,330	$42,277
Cash paid during the period for:
Interest	$3,584	$3,795
Income taxes	$5,176	$7,096
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.
Consolidated Statements of Stockholders’ Equity
Amounts in thousands
(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non-Controlling Interest
Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	15	2,087	—	—	2,087	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	19,078	—	19,078	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of Minority Interest	—	—	223		(410)	(187)	(691)
Dividends declared	—	—	—	(7,129)		(7,129)	—
Change in fair value of interest rate swap	—	—	—	—	(219)	(219)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(11,768)	(11,768)	(129)
Repurchases of common stock - 294,013 shares	—	(294)	(8,006)	—	—	(8,006)	—
Balance at June 30, 2015	$26	26,075	$133,391	$173,010	$(53,812)	$252,615	$—

Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567	$—
Stock-based compensation and vesting of restricted stock	—	19	2,208	—	—	2,208	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	18,159	—	18,159	—
Dividends declared	—	—	—	(7,791)	—	(7,791)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(762)	(762)	—
Repurchases of common stock - 171,592 shares	—	(172)	(4,391)	—	—	(4,391)	—
Balance at June 30, 2016	$26	25,620	$122,651	$191,907	$(64,594)	$249,990	$—
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

3. Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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
The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at both June 30, 2016 and December 31, 2015. The estimated fair value of the Convertible Notes at June 30, 2016 and December 31, 2015 was $97.1 million and $91.7 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (Level 2).
Included in cash and cash equivalents at June 30, 2016 and December 31, 2015 are money market fund investments of $0.3 million, which are reported at fair value based on quoted market prices for such investments (Level 1).

5. Changes in Accumulated Other Comprehensive Loss by Component
The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income (Loss)	—	148	(910)	(762)
Accumulated Other Comprehensive (Loss) by Component, June 30, 2016	$(140)	$(5,659)	$(58,795)	$(64,594)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Loss	(219)	—	(11,768)	(11,987)
Accumulated Other Comprehensive Loss by Component, June 30, 2015	$(76)	$(4,818)	$(48,918)	$(53,812)

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income attributable to Altra Industrial Motion Corp.	$9,349	$9,679	$18,159	$19,078
Shares used in net income per common share - basic	25,699	26,280	25,699	26,204
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	232	127	9	37
Incremental shares of unvested restricted common stock	37	43	85	46
Shares used in net income per common share - diluted	25,968	26,450	25,793	26,287
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.36	$0.37	$0.71	$0.73
Diluted net income attributable to Altra Industrial Motion Corp.	$0.36	$0.37	$0.70	$0.73
During the quarter ended June 30, 2016, the Company’s common stock price exceeded the current conversion price of the Company’s Convertible Notes, resulting in additional shares being included in net income per common share in the diluted earnings per share calculation above.

7. Inventories
Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$35,395	$34,169
Work in process	12,536	12,864
Finished goods	72,636	74,123
	$120,567	$121,156

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets
Changes in goodwill from January 1, through June 30, 2016 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total

Net goodwill balance January 1, 2016	$25,290	$24,661	$47,358	$97,309

Impact of changes in foreign currency and other	195	(14)	276	457
Net goodwill balance June 30, 2016	$25,485	$24,647	$47,634	$97,766

Other intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$39,367	$—	$39,367	$39,625	$—	$39,625
Intangible assets subject to amortization:
Customer relationships	113,160	60,698	52,462	112,408	56,677	55,731
Product technology and patents	6,095	5,427	668	6,049	5,336	713
Total intangible assets	$158,622	$66,125	$92,497	$158,082	$62,013	$96,069
The Company recorded $2.1 million of amortization expense in each of the quarters ended June 30, 2016 and 2015, and recorded $4.3 million of amortization in each of the year to date periods ended June 30, 2016 and 2015.
The estimated amortization expense for intangible assets is approximately $4.0 million for the remainder of 2016, $8.3 million in each of the next four years and then $15.9 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

9. Warranty Costs
The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2016 and June 30, 2015 are as follows:

	June 30, 2016	June 30, 2015
Balance at beginning of period	$9,468	$7,792
Accrued current period warranty expense	930	1,275
Payments and adjustments	(1,161)	(1,065)
Balance at end of period	$9,237	$8,002

10. Debt
Outstanding debt obligations at June 30, 2016 and December 31, 2015 were as follows.

	June 30, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$118,836	$145,152
Convertible Notes	85,000	85,000
Mortgages	13,662	10,333
Equipment and working capital notes	347	2,832
Capital leases	433	500
Total debt	218,278	243,817
Less: debt discount, net of accretion	(7,100)	(9,062)
Total debt, net of unaccreted discount	$211,178	$234,755
Less current portion of long-term debt	(708)	(3,187)
Total long-term debt, net of unaccreted discount	$210,470	$231,568

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
The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt and then to the extent as provided in the 2015 Credit Agreement. The rate at December 31, 2015 was 1.5%. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies.The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

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
As of June 30, 2016 we had $118.8 million outstanding on our 2015 Revolving Credit Facility, including $106.2 million outstanding on our USD tranche at an interest rate of 1.96% and $12.6 million outstanding on our Euro tranche at an interest rate of 1.50%. As of June 30, 2016 and December 31, 2015, we had $7.9 million and $7.0 million in letters of credit outstanding, respectively. We had $223.3 million available to borrow under the 2015 Revolving Credit Facility at June 30, 2016.
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
The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at June 30, 2016 is $25.84 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.
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
Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $25.84, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2016, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2016. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of June 30, 2016.

Principal amount of debt	$85,000
Unamortized discount	7,100
Carrying value of debt	$77,900
Interest expense associated with the Convertible Notes consists of the following components.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Quarter Ended
	June 30, 2016	June 30, 2015
Contractual coupon rate of interest	$584	$586
Accretion of Convertible Notes discount and amortization of deferred financing costs	994	917
Interest expense for the convertible notes	$1,578	$1,503

	Year to Date Ended
	June 30, 2016	June 30, 2015
Contractual coupon rate of interest	$1,169	$1,170
Accretion of Convertible Notes discount and amortization of deferred financing costs	1,962	1,898
Interest expense for the convertible notes	$3,131	$3,068

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at June 30, 2016 and the cash coupon interest rate is 2.75%.

Equipment and Working Capital Notes
A foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Changzhou, China during 2013. The loan is secured by certain letters of credit issued by the Company’s U.S. bank in favor of the lending bank in China. As of June 30, 2016, the total available to borrow was 50.5 million RMB ($7.6 million). The loan is due in installments from 2014 through 2016, with interest varying between 5.4% and 8.02%. The Company has a $2.0 million RMB ($0.3 million) line of credit outstanding at June 30, 2016. The note is callable by the bank at its discretion and as such, has been included in the current portion of long-term debt in the balance sheet at June 30, 2016.

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Mortgages
Heidelberg Germany
During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million, or $1.7 million, at June 30, 2016.
Esslingen Germany
During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.8 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage has a remaining principal balance of €6.0 million, or $6.7 million, at June 30, 2016. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.
During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of June 30, 2016, the total available to borrow was €3.0 million, or $3.1 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.
Angers France
During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €2.0 million, or $2.2 million, at June 30, 2016.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.4 million at June 30, 2016 and approximately $0.5 million at December 31, 2015. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
Overdraft Agreements
Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2016 or December 31, 2015 under any of the overdraft agreements.

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
Stock-based compensation expense recorded during the quarters ended June 30, 2016 and June 30, 2015, was $2.3 million and $2.2 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended June 30, 2016:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2016	161,010	$28.62
Shares granted	166,882	22.70
Shares for which restrictions lapsed	(24,195)	24.74
Shares unvested June 30, 2016	303,697	$24.14
Total remaining unrecognized compensation cost was $5.4 million as of June 30, 2016, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 30, 2016 was $0.6 million . Restricted shares granted are valued based on the fair market value of the stock on the date of grant.
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

For the quarter ended June 30, 2016, the Company repurchased 80,189 shares of common stock at an average purchase price of $27.84 per share.  As of June 30, 2016, up to $10.7 million was available to purchase additional shares under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends
The Company declared a dividend of $0.15 per share of common stock related to the quarter ended June 30, 2016. The dividend for the quarter ended June 30, 2016 was accrued in the balance sheet at June 30, 2016. The Company declared and paid a cash dividend $0.15 for the quarter ended June 30, 2015 which was accrued at June 30, 2015.

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
The following table details restructuring charges incurred by segment for the periods presented.

	Quarter Ended		Year to Date Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Couplings, Clutches & Brakes	$1,089	$332	$1,493	$637
Electromagnetic Clutches & Brakes	345	1,368	1,017	1,367
Gearing	—	887	16	2,331
Corporate	207	—	668	8
Total	$1,641	$2,587	$3,194	$4,343

The amounts for the year to date period ended June 30, 2016 are related to approximately $1.6 million in severance, $0.6 million in consolidation costs, $0.4 million in moving and relocation costs, $0.1 million in building impairments, and $0.5 million in travel-related and other restructuring costs. The amounts for the year to date period ended June 30, 2015 were limited to severance costs related to staff reductions and plant closures and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.
The following is a reconciliation of the accrued restructuring costs between January 1, 2016 and June 30, 2016:

All Plans
Balance at January 1, 2016	$2,211
Restructuring expense incurred	3,194
Non-cash loss on impairment of fixed assets	(448)
Cash payments	(3,005)
Balance at June 30, 2016	$1,952
The total restructuring reserve as of June 30, 2016 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet which are expected to be paid during 2016. The Company expects to incur between approximately $7.0 - $9.0 million in additional restructuring expenses between 2016 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:
	Quarters Ended June 30,		Year to date periods Ended June 30,
	2016	2015	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$78,157	$90,351	$153,780	$179,466
Electromagnetic Clutches & Brakes	57,053	58,250	114,402	115,886
Gearing	49,096	49,611	98,015	98,817
Inter-segment eliminations	(1,632)	(1,602)	(3,070)	(4,198)
Net sales	$182,674	$196,610	$363,127	$389,971

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$7,554	$10,809	$13,845	$20,763
Electromagnetic Clutches & Brakes	7,068	6,194	13,531	11,522
Gearing	5,867	6,076	11,629	10,825
Restructuring	(1,641)	(2,587)	(3,194)	(4,343)
Corporate expenses (1)	(2,673)	(2,779)	(4,659)	(5,401)
Income from operations	$16,175	$17,713	$31,152	$33,366

Other non-operating (income) expense:
Net interest expense	$2,904	$2,978	$5,800	$5,934
Other non-operating (income) expense, net	(205)	750	(483)	(79)
	2,699	3,728	5,317	5,855
Income before income taxes	13,476	13,985	25,835	27,511
Provision for income taxes	4,127	4,360	7,676	8,496
Net income	$9,349	$9,625	$18,159	$19,015

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Depreciation and amortization:
Couplings, Clutches & Brakes	$3,770	$4,032	$7,458	$7,996
Electromagnetic Clutches & Brakes	1,177	1,137	2,325	2,287
Gearing	1,728	1,692	3,398	3,357
Corporate	813	754	1,568	1,492
Total depreciation and amortization	$7,488	$7,615	$14,749	$15,132

	June 30, 2016	December 31, 2015
Total assets:

Couplings, Clutches & Brakes	$330,985	$312,117
Electromagnetic Clutches & Brakes	125,485	125,887
Gearing	133,168	150,860
Corporate (2)	28,345	43,468
Total assets	$617,983	$632,332
(2) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
North America (primarily U.S.)	$104,779	$119,485	$216,962	$241,795
Europe	59,237	57,032	111,351	112,072
Asia and other	18,658	20,093	34,814	36,104
Total	$182,674	$196,610	$363,127	$389,971
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
Concentrations
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended June 30, 2016 and 2015, the Gearing business had one customer that approximated 10.1% of total sales for that segment during the quarter ended June 30, 2015.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

14. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of June 30, 2016 or December 31, 2015. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

ALTRA INDUSTRIAL MOTION CORP.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

15. Subsequent Events
On July 20, 2016, the Company has declared a dividend of $0.15 per share for the quarter ended September 30, 2016, payable on October 4, 2016 to shareholders of record as of September 19, 2016.

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

•	the risk associated with the UK vote to leave the European Union; and

•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters ended June 30, 2016 and 2015:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Couplings, Clutches & Brakes	43%	46%	43%	47%
Electromagnetic Clutches & Brakes	32%	30%	32%	30%
Gearing	25%	24%	25%	23%

	Operating Income		Operating Income
	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Couplings, Clutches & Brakes	37%	47%	35%	48%
Electromagnetic Clutches & Brakes	34%	27%	35%	27%
Gearing	29%	26%	30%	25%

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
Foreign currency translation continues to have a negative impact on our performance, and several of our end markets remain weak. Performance in the oil & gas, agriculture, mining and metals end markets, which are some of our largest markets, remains challenging and continues to weigh on our performance. Furthermore, we expect the challenges in our agriculture, oil and gas, mining and metals end markets to continue for some time.
We expect operating results for the remainder of the year to be lower when compared to the comparable prior year period due to these conditions. As these conditions persist, we are managing the business to the level of demand we are seeing. We expect ongoing benefits from the restructuring and cost reduction initiatives which include actions taken under the 2015 Altra Plan which we commenced in the quarter ended March 31, 2015 and which has also helped improve profitability of our Gearing segment. We had completed five facility consolidations by the end of the second quarter, and we are working to complete two additional consolidations during the remainder of the year.
Critical Accounting Policies
The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in the identification or application of the company’s critical accounting policies during the quarter ended June 30, 2016.

Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

Results of Operations
(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$182,674	$196,610	$363,127	$389,971
Cost of sales	124,474	136,624	250,297	271,512
Gross profit	58,200	59,986	112,830	118,459
Gross profit percentage	31.9%	30.5%	31.1%	30.4%
Selling, general and administrative expenses	35,870	35,152	69,406	71,454
Research and development expenses	4,514	4,534	9,078	9,296
Restructuring costs	1,641	2,587	3,194	4,343
Income from operations	16,175	17,713	31,152	33,366
Interest expense, net	2,904	2,978	5,800	5,934
Other non-operating income, net	(205)	750	(483)	(79)
Income before income taxes	13,476	13,985	25,835	27,511
Provision for income taxes	4,127	4,360	7,676	8,496
Net income	9,349	9,625	18,159	19,015
Net loss attributable to non-controlling interest	—	54	—	63
Net income attributable to Altra Industrial Motion Corp.	$9,349	$9,679	$18,159	$19,078
Quarter Ended June 30, 2016 compared with Quarter Ended June 30, 2015

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	June 30, 2016	June 30, 2015
			Change	%
Net sales	$182,674	$196,610	(13,936)	(7.1)%
The decrease in sales during the quarter ended June 30, 2016 was due to the effect of foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $1.8 million relates to the impact of changes to foreign exchange rates primarily for the Chinese Renminbi and British Pound compared to the prior year. In addition, $12.1 million relates to decreased sales in various end markets, primarily oil and gas, and mining in our Couplings, Clutches and Brakes and Electromagnetic Clutches and Brakes business segments.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Gross Profit	58,200	59,986	(1,786)	(3.0)%
Gross Profit as a percent of sales	31.9%	30.5%

Gross profit as a percentage of sales increased during the quarter ended June 30, 2016. The increase is due to improvements realized from our consolidation and cost saving efforts, partially offset by unfavorable product mix. We expect the gross profit as a percentage of sales will remain relatively consistent for the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	$35,870	$35,152	$718	2.0%
SG&A as a percent of sales	19.6%	17.9%
The increase in SG&A as a percent of sales relates primarily to the impact of an increase in U.S. health care costs of $0.6 million compared to the same period in the prior year, and the decrease in revenues from the prior year period.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Research and development expenses (“R&D”)	4,514	4,534	$(20)	(0.4)%
R&D remained consistent compared to the prior year. We continue to expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Restructuring Costs	1,641	2,587	$(946)	(36.6)%
During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $1.1 million, $0.3 million, and $0.2 million were related to the Couplings, Clutches and Brakes segment, Electromagnetic Clutches and Brakes segment, and Corporate business segments, respectively. The Company expects to incur approximately $7.0 - $9.0 million in additional expenses associated with the 2015 Altra Plan through 2018. We expect to realize cost savings of approximately $0.5 million related to these actions during the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Interest Expense, net	2,904	2,978	$(74)	(2.5)%
Net interest expense remained consistent between 2015 and 2016. The Company amended its Revolving Credit Facility during October 2015 which reduced the margin on its borrowings by approximately 0.125%. As a result, absent additional borrowing, we expect net interest expense to decrease slightly for the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Other non-operating income, net	$(205)	$750	$(955)	(127.3)%
Other non-operating expense in each period in the chart above relates primarily to changes to foreign currency exchange rates, primarily the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2016	June 30, 2015	Change	%
Provision for income taxes	4,127	4,360	$(233)	(5.3)%
Provision for income taxes as a % of income before income taxes	30.6%	31.2%
The provision for income tax, as a percentage of income before taxes, during the quarter ended June 30, 2016 was lower than that of the quarter ended June 30, 2015. The closure of our subsidiary in Changzhou, China reduced our ongoing losses, subject to valuation allowance, and lowered our overall rate.
Year to Date Ended June 30, 2016 compared with Year to Date Ended June 30, 2015
(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015
			Change	%
Net sales	$363,127	$389,971	(26,844)	(6.9)%
The decrease in sales during the year to date period ended June 30, 2016 was due to weaker foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $5.3 million relates to the impact of changes to foreign exchange rates primarily attributed to the Euro, British Pound, and Chinese Renminbi compared to the prior year. In addition, $21.5 million relates to decreases in sales in various end markets.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Gross Profit	112,830	118,459	(5,629)	(4.8)%
Gross Profit as a percent of sales	31.1%	30.4%

Gross profit as a percentage of sales increased slightly during the year to date period ended June 30, 2016. The increase is due to improvements realized from our consolidation and cost saving efforts, partially offset by unfavorable product mix.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	69,406	71,454	$(2,048)	(2.9)%
SG&A as a percent of sales	19.1%	18.3%

Approximately $1.2 million of the decrease in SG&A relates to the impact of changes to foreign exchange rates primarily related to the Euro, British Pound, and Chinese Renminbi compared to the same period in the prior year. In addition, general cost savings were realized during the year to date period ended June 30, 2016 from the 2015 Altra Plan.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Research and development expenses (“R&D”)	9,078	9,296	$(218)	(2.3)%
R&D remained consistent compared to the prior year. We continue to expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Restructuring Costs	3,194	4,343	$(1,149)	(26.5)%
Approximately $1.5 million, $1.0 million, and $0.7 million of the restructuring costs, associated with the 2015 Altra Plan, were related to the Couplings, Clutches and Brakes, Electromagnetic Clutches and Brakes, and Corporate, respectively.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Interest Expense, net	5,800	5,934	$(134)	(2.3)%
Net interest expense remained relatively consistent with the comparable 2015 period.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Other non-operating income, net	(483)	(79)	$(404)	511.4%
Other non-operating expense in each period in the chart above relates primarily to changes to foreign currency exchange rates, primarily the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2016	June 30, 2015	Change	%
Provision for income taxes	7,676	8,496	$(820)	(9.7)%
Provision for income taxes as a % of income before income taxes	29.7%	30.9%

The decrease in the provision for income taxes, as a percentage of income before taxes for the year to date period ended June 30, 2016 compared to the year to date period ended June 30, 2015 is primarily due to the unfavorable discrete item in 2015 of $0.3 million related to losses incurred in Changzhou, China.

Segment Performance.
Amounts in thousands, except percentage data

	Quarters Ended June 30,		Year to date periods Ended June 30,
	2016	2015	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$78,157	$90,351	$153,780	$179,466
Electromagnetic Clutches & Brakes	57,053	58,250	114,402	115,886
Gearing	49,096	49,611	98,015	98,817
Intra-segment eliminations	(1,632)	(1,602)	(3,070)	(4,198)
Net sales	$182,674	$196,610	$363,127	$389,971

Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$7,554	$10,809	$13,845	$20,763
Electromagnetic Clutches & Brakes	7,068	6,194	13,531	11,522
Gearing	5,867	6,076	11,629	10,825
Restructuring	(1,641)	(2,587)	(3,194)	(4,343)
(1) Corporate expenses	(2,673)	(2,779)	(4,659)	(5,401)
Income from operations	$16,175	$17,713	$31,152	$33,366

(1) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes
Net sales in the Couplings, Clutches & Brakes segment were $78.2 million in the quarter ended June 30, 2016, a decrease of approximately $12.2 million or 13.5%, from the quarter ended June 30, 2015. Approximately $1.2 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the British Pound and Chinese Renminbi compared to the prior year. The remainder of the decrease was due primarily to weakness in the oil and gas, metals and mining markets. Segment operating income decreased approximately $3.3 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Electromagnetic Clutches & Brakes
Net sales in the Electromagnetic Clutches & Brakes segment were $57.1 million in the quarter ended June 30, 2016, a decrease of approximately $1.2 million, or 2.1%, from the quarter ended June 30, 2015. The decrease relates to the impact of changes to foreign exchange rates, primarily attributed to the British Pound, Euro and Chinese Renminbi compared to prior year. Segment operating income increased $0.9 million compared to the prior period primarily as a result of the impact of the restructuring activities initiated during 2015.

Gearing
Net sales in the Gearing segment were $49.1 million in the quarter ended June 30, 2016, compared with $49.6 million in the quarter ended June 30, 2015, a decrease of $0.5 million. This is primarily due to weakness in the Oil and Gas end market. Segment operating income decreased $0.2 million compared to the prior period primarily as a result of foreign exchange impact described above.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of June 30, 2016, we have the ability under our Revolving Credit Facility to borrow an additional $223.3 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
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

As of June 30, 2016 we had $118.8 million outstanding on our 2015 Revolving Credit Facility. As of December 31, 2015 we had $145.2 million outstanding on our Prior Revolving Credit Facility. As of June 30, 2016 and December 31, 2015, we had $7.9 million, and $7.0 million in letters of credit outstanding, respectively. We had $223.3 million available to borrow under the 2015 Revolving Credit Facility at June 30, 2016.
We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at June 30, 2016.
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
We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at June 30, 2016

Borrowings

	Amounts in millions
	June 30, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$118.8	$145.2
Convertible Notes	85.0	85.0
Equipment and working capital notes	0.4	2.8
Mortgages	13.6	10.3
Capital leases	0.5	0.5
Total debt	$218.3	$243.8

Cash and Cash Equivalents
The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30, 2016 and June 30, 2015, respectively:

	June 30, 2016	June 30, 2015	Change
Cash and cash equivalents at the beginning of the year	$50,320	$47,503	$2,817
Cash flows from (used in) operating activities	30,532	30,114	418
Cash flows from (used in) in investing activities	(10,861)	(13,482)	2,621
Cash flows from (used in) financing activities	(34,337)	(18,173)	(16,164)
Effect of exchange rate changes on cash and cash equivalents	(1,324)	(3,685)	2,361
Cash and cash equivalents at the end of the period	$34,330	$42,277	$(7,947)
Cash Flows for 2016
Net cash provided from operating activities was approximately $30.5 million for the year to date period ended June 30, 2016. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, loss on impairment, and non-cash loss on foreign currency was approximately $0.9 million. Additionally, there was a net decrease in current assets and liabilities of approximately $2.2 million.
Net cash used in investing activities for the quarter ended June 30, 2016 decreased approximately $2.6 million compared to the year to date period ended June 30, 2015. The decrease is attributed to lower capital expenditure spend compared to prior year.
Net cash used in financing activities in the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015 increased by $16.2 million. This increase relates primarily to the payment of debt under the Revolving Credit Facility partially offset by a decrease of $3.6 million in stock repurchases related to the Company’s share repurchase program compared with the prior year period.
We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. As of June 30, 2016 we have approximately $29.3 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations
There were no material changes in our contractual obligations during the period ended June 30, 2016.

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
Disclosure Controls and Procedures
As of June 30, 2016, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the reporting period, except as otherwise described below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

The vote by he United Kingdom to leave the European Union could adversely affect us.

In a Referendum of the United Kingdom (or the U.K.) held on June 23, 2016, the UK voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2016 to April 30, 2016	29,615	$28.35	29,615	$12,085,364
May 1, 2016 to May 31, 2016	30,548	$27.49	30,548	$11,245,675
June 1, 2016 to June 30, 2016	20,026	$27.63	20,026	$10,692,436

(1)
During the quarter ended June 30, 2016, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company’s common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information

Disclosure of Activities Under Section 13(r) of the Securities Exchange Act of 1934
Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to disclose whether Altra or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or certain designated individuals or entities. Disclosure is required even when the activities were conducted outside the United States by non-U.S. entities and even when such activities were conducted in compliance with applicable law. The following information is disclosed pursuant to Section 13(r). None of the following activities involved U.S. affiliates of Altra.

1.
During the reporting period, Bauer Gear Motor GmbH, a subsidiary of Altra organized and existing under the laws of Germany (“Bauer”), sold two gear motors to Tak Yab Asia Group, a distributor located in Tehran, Iran, for re-sale to and ultimate end use by Vian Steel Melting and Casting Complex (“Vian Steel”), also located in Tehran, Iran, for use in a ladle car produced by Vian Steel. Gross revenues received by Bauer in connection with this transaction were approximately EUR 3.6 thousand and net profits were approximately EUR 2,8 thousand. Bauer intends to continue pursuing opportunities with this distributor and end customer, to the extent compliant with applicable law.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

June 22, 2016	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

June 22, 2016	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

June 22, 2016	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.