Form 10-Q/A
period 2016-06-30
Altra Industrial Motion Corp.
filed 2016-07-27
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Altra Industrial Motion Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”) on July 22, 2016 (the “Original Form 10-Q”). This amendment is being filed solely for the purposes of (i) refiling the Signatures page to correct a typographical error which inadvertently referred to an incorrect date; and (ii) refurnishing the certifications of the Company’s Principal Executive Officer and Principal Financial Officer filed as Exhibits 32.1 and 32.2 to the Original Form 10-Q to correct a typographical error that appeared in the certifications filed with the Original Form 10-Q, which inadvertently referred to an incorrect date. Except as noted above, this Form 10-Q/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-Q.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

9. Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2016 and June 30, 2015 are as follows:

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

Because the last reported sale price of the Company’s common stock did not exceed 130% of the current conversion price, which was $25.84, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended June 30, 2016, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending September 30, 2016. The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.

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

Interest expense associated with the Convertible Notes consists of the following components.

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

Total remaining unrecognized compensation cost was $5.4 million as of June 30, 2016, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 30, 2016 was $0.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

For the quarter ended June 30, 2016, the Company repurchased 80,189 shares of common stock at an average purchase price of $ 27.84 per share. As of June 30, 2016, up to $10.7 million was available to purchase additional shares under the repurchase program, which expires on December 31, 2016. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

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

Net sales to third parties by geographic region are as follows :

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

The vote by the United Kingdom to leave the European Union could adversely affect us.

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

1.	During the reporting period, Bauer Gear Motor GmbH, a subsidiary of Altra organized and existing under the laws of Germany (“Bauer”), sold two gear motors to Tak Yab Asia Group, a distributor located in Tehran, Iran, for re-sale to and ultimate end use by Vian Steel Melting and Casting Complex (“Vian Steel”), also located in Tehran, Iran, for use in a ladle car produced by Vian Steel. Gross revenues received by Bauer in connection with this transaction were approximately EUR 3.6 thousand and net profits were approximately EUR 2,8 thousand. Bauer intends to continue pursuing opportunities with this distributor and end customer, to the extent compliant with applicable law.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Incorporated by reference to the identically-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed with the SEC on July 22, 2016, which this Form 10-Q/A amends.
(1)	Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.
(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 27, 2016	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

July 27, 2016	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

July 27, 2016	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Incorporated by reference to the identically-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed with the SEC on July 22, 2016, which this Form 10-Q/A amends.