Form 10-Q
period 2016-09-30
Altra Industrial Motion Corp.
filed 2016-10-26
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 19, 2016, 25,884,323 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,765	$50,320
Trade receivables, less allowance for doubtful accounts of $2,150 and $2,165 at September 30, 2016 and December 31, 2015, respectively	104,671	94,720
Inventories	121,443	121,156
Income tax receivable	2,644	5,146
Prepaid expenses and other current assets	10,486	11,217
Assets held for sale	4,732	4,597
Total current assets	283,741	287,156
Property, plant and equipment, net	142,748	145,413
Intangible assets, net	90,508	96,069
Goodwill	97,775	97,309
Deferred income taxes	3,197	3,201
Other non-current assets, net	2,489	3,184
Total assets	$620,458	$632,332
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,845	$40,297
Accrued payroll	22,141	22,312
Accruals and other current liabilities	36,721	34,990
Income tax payable	3,891	3,563
Current portion of long-term debt	400	3,187
Total current liabilities	104,998	104,349
Long-term debt - less current portion and net of unaccreted discount	209,754	231,568
Deferred income taxes	44,299	44,185
Pension liabilities	9,171	8,328
Long-term taxes payable	670	647
Other long-term liabilities	691	688
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 25,684,806 and 25,772,507 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	26	26
Additional paid-in capital	122,203	124,834
Retained earnings	193,344	181,539
Accumulated other comprehensive loss	(64,698)	(63,832)
Total stockholders’ equity	250,875	242,567
Total liabilities, and stockholders’ equity	$620,458	$632,332

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$173,132	$183,053	$536,259	$573,024
Cost of sales	118,957	127,253	369,254	398,765
Gross profit	54,175	55,800	167,005	174,259
Operating expenses:
Selling, general and administrative expenses	36,142	34,279	105,548	105,733
Research and development expenses	4,267	4,210	13,345	13,506
Restructuring costs	3,397	651	6,591	4,994
	43,806	39,140	125,484	124,233
Income from operations	10,369	16,660	41,521	50,026
Other non-operating income and expense:
Interest expense, net	2,815	2,924	8,615	8,858
Other non-operating expense (income), net	45	685	(438)	606
	2,860	3,609	8,177	9,464
Income before income taxes	7,509	13,051	33,344	40,562
Provision for income taxes	2,196	2,830	9,872	11,326
Net income	5,313	10,221	23,472	29,236
Net loss attributable to non-controlling interest	—	—	—	63
Net income attributable to Altra Industrial Motion Corp.	$5,313	$10,221	$23,472	$29,299
Weighted average shares, basic	25,726	26,145	25,684	26,140
Weighted average shares, diluted	26,021	26,145	25,813	26,184
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.21	$0.39	$0.91	$1.12
Diluted net income attributable to Altra Industrial Motion Corp.	$0.20	$0.39	$0.91	$1.12
Cash dividend declared	$0.15	$0.15	$0.45	$0.42

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in thousands

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$5,313	$10,221	$23,472	$29,236
Other Comprehensive income (loss):
Foreign currency translation adjustment	104	(4,474)	(866)	(16,242)
Change in fair value of interest rate swap, net of tax	—	(64)	—	(283)
Other comprehensive loss	104	(4,538)	(866)	(16,525)
Comprehensive income	5,417	5,683	22,606	12,711
Comprehensive loss attributable to non-controlling interest	—	—	—	(192)
Comprehensive income attributable to Altra Industrial Motion Corp.	$5,417	$5,683	$22,606	$12,903

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$23,472	$29,236
Adjustments to reconcile net income to net cash flows:
Depreciation	16,235	16,232
Amortization of intangible assets	6,384	6,437
Amortization of deferred financing costs	590	689
Gain on foreign currency, net	(130)	(128)
Accretion of debt discount, net	2,970	2,740
Loss on disposal / impairment of fixed assets	582	856
Stock based compensation	3,370	3,231
Changes in assets and liabilities:
Trade receivables	(10,461)	(1,552)
Inventories	(837)	2,367
Accounts payable and accrued liabilities	3,226	7,106
Other current assets and liabilities	728	(2,609)
Other operating assets and liabilities	765	(1,060)
Net cash provided by operating activities	46,894	63,545
Cash flows from investing activities
Purchase of property, plant and equipment	(15,684)	(19,181)
Proceeds from sale of land	—	1,201
Net cash used in investing activities	(15,684)	(17,980)
Cash flows from financing activities
Payments on term loan facility	—	(16,027)
Payments on Revolving Credit Facility	(30,870)	(9,000)
Dividend payments	(7,784)	(7,130)
Proceeds from equipment and working capital notes	2,893	1,100
Borrowing under Revolving Credit Facility	3,000	6,000
Payments of equipment and working capital notes	(2,832)	(3,639)
Proceeds from mortgages and other debt	—	7,085
Shares surrendered for tax withholding	(1,288)	(1,182)
Payments on mortgages and other debt	(349)	(352)
Purchase of non-controlling interest	—	(878)
Purchases of common stock under share repurchase program	(4,713)	(14,285)
Net cash used in financing activities	(41,943)	(38,308)
Effect of exchange rate changes on cash and cash equivalents	178	(5,111)
Net change in cash and cash equivalents	(10,555)	2,146
Cash and cash equivalents at beginning of year	50,320	47,503
Cash and cash equivalents at end of period	$39,765	$49,649
Cash paid during the period for:
Interest	$5,856	$5,995
Income taxes	$7,665	$10,833

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	76	2,049	—	—	2,049	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	29,299	—	29,299	—
Net loss attributable to Minority Interest	—	—	—	—	—	—	(63)
Purchase of Minority Interest	—	—	223		(410)	(187)	(691)
Dividends declared	—	—	—	(11,038)		(11,038)	—
Change in fair value of interest rate swap	—	—	—	—	(283)	(283)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(16,242)	(16,242)	(129)
Repurchases of common stock - 547,780 shares	—	(548)	(14,285)	—	—	(14,285)	—
Balance at September 30, 2015	$26	25,882	127,074	179,322	(58,350)	248,072	—
Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567	$—
Stock-based compensation and vesting of restricted stock	—	89	2,082	—	—	2,082	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	23,472	—	23,472	—
Dividends declared	—	—	—	(11,667)	—	(11,667)	—
Cumulative foreign currency translation adjustment	—	—	—	—	(866)	(866)	—
Repurchases of common stock - 177,053 shares	—	(177)	(4,713)	—	—	(4,713)	—
Balance at September 30, 2016	$26	25,685	$122,203	$193,344	$(64,698)	$250,875	$—

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

3. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force) (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses.  The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our consolidated financial statements.

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

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $85 million at both September 30, 2016 and December 31, 2015. The estimated fair value of the Convertible Notes at September 30, 2016 and December 31, 2015 was $101.6 million and $91.7 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (Level 2).

Included in cash and cash equivalents at September 30, 2016 and December 31, 2015 are money market fund investments of $0.3 million, which are reported at fair value based on quoted market prices for such investments (Level 1).

5. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income (Loss)	—	134	(1,000)	(866)
Accumulated Other Comprehensive Loss by Component, September 30, 2016	$(140)	$(5,673)	$(58,885)	$(64,698)

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Loss	(283)	—	(16,242)	(16,525)
Accumulated Other Comprehensive Loss by Component, September 30, 2015	$(140)	$(4,818)	$(53,392)	$(58,350)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to Altra Industrial Motion Corp.	$5,313	$10,221	$23,472	$29,299
Shares used in net income per common share - basic	25,726	26,145	25,684	26,140
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	295	-	123	38
Incremental shares of unvested restricted common stock	-	-	6	6
Shares used in net income per common share - diluted	26,021	26,145	25,813	26,184
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.21	$0.39	$0.91	$1.12
Diluted net income attributable to Altra Industrial Motion Corp.	$0.20	$0.39	$0.91	$1.12

During the quarter ended September 30, 2016, the Company’s common stock price exceeded the current conversion price of the Company’s Convertible Notes, resulting in additional shares being included in net income per common share in the diluted earnings per share calculation above.

7. Inventories

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$35,758	$34,169
Work in process	11,915	12,864
Finished goods	73,770	74,123
	$121,443	$121,156

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Goodwill and Intangible Assets

Changes in goodwill from January 1, through September 30, 2016 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2016	$25,290	$24,661	$47,358	$97,309
Impact of changes in foreign currency and other	136	29	301	466
Net goodwill balance September 30, 2016	$25,426	$24,690	$47,659	$97,775

Other intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$39,305	$—	$39,305	$39,625	$—	$39,625
Intangible assets subject to amortization:
Customer relationships	113,309	62,744	$50,565	112,408	56,677	55,731
Product technology and patents	6,111	5,473	$638	6,049	5,336	713
Total intangible assets	$158,725	$68,217	$90,508	$158,082	$62,013	$96,069

The Company recorded $2.1 million of amortization expense in each of the quarters ended September 30, 2016 and 2015, and recorded $6.4 of amortization in each of the year to date periods ended September 30, 2016 and 2015.

The estimated amortization expense for intangible assets is approximately $2.0 million for the remainder of 2016, $8.3 million in each of the next four years and then $16.1 million thereafter.

9. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the year-to-date periods ended September 30, 2016 and September 30, 2015 are as follows:

	September 30, 2016	September 30, 2015
Balance at beginning of period	$9,468	$7,792
Accrued current period warranty expense	1,732	3,641
Payments and adjustments	(2,700)	(1,760)
Balance at end of period	$8,500	$9,673

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

10. Debt

Outstanding debt obligations at September 30, 2016 and December 31, 2015 were as follows.

	September 30, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$117,509	$145,152
Convertible Notes	85,000	85,000
Mortgages	13,339	10,333
Equipment and working capital notes	—	2,832
Capital leases	398	500
Total debt	216,246	243,817
Less: debt discount, net of accretion	(6,092)	(9,062)
Total debt, net of unaccreted discount	$210,154	$234,755
Less current portion of long-term debt	(400)	(3,187)
Total long-term debt, net of unaccreted discount	$209,754	$231,568

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

As of September 30, 2016 we had $117.5 million outstanding on our 2015 Revolving Credit Facility, including $109.2 million outstanding on our USD tranche at an interest rate of 2.0% and $8.3 million outstanding on our Euro tranche at an interest rate of 1.5%. As of September 30, 2016 and December 31, 2015, we had $4.1 million and $7.0 million in letters of credit outstanding, respectively. We had $228.4 million available to borrow under the 2015 Revolving Credit Facility at September 30, 2016.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Convertible Notes will mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at September 30, 2016 is $25.70 per share. Prior to March 1, 2030, the Convertible Notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election. The Company intends to settle the principal amount in cash and any additional amounts in shares of stock.

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

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.7 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. The balance of $2.7 million of debt issuance costs is classified as other non-current assets and will be amortized over the term of the notes using the effective interest method.

Because the last reported sale price of the Company's common stock did not exceed 130% of the current conversion price, which was $25.70, for at least 20 of the last 30 consecutive trading days in the fiscal quarter ended September 30, 2016, the Convertible Notes are not convertible at the election of the holders of the Convertible Notes at any time during the fiscal quarter ending December 31, 2016.  The future convertibility will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows.

	Year to Date Ended
	September 30, 2016	December 31, 2015
Principal amount of debt	$85,000	$85,000
Unamortized discount	6,092	9,062
Carrying value of debt	$78,908	$75,938

Interest expense associated with the Convertible Notes consists of the following components.

	Quarter Ended
	September 30, 2016	September 30, 2015
Contractual coupon rate of interest	$584	$586
Accretion of Convertible Notes discount and amortization of deferred financing costs	1,097	840
Interest expense for the convertible notes	$1,681	$1,426

	Year to Date Ended
	September 30, 2016	September 30, 2015
Contractual coupon rate of interest	$1,753	$1,753
Accretion of Convertible Notes discount and amortization of deferred financing costs	3,237	2,740
Interest expense for the convertible notes	$4,990	$4,493

The effective interest yield of the Convertible Notes due in 2031 is 8.5% at September 30, 2016 and the cash coupon interest rate is 2.75%.

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage has a remaining principal balance of € 1.3 million, or $1.5 million, at September 30, 2016.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.8 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage has a remaining principal balance of €6.0 million, or $6.7 million, at September 30, 2016. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of September 30, 2016, the total available to borrow was €3.0 million, or $3.4 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.2 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025.  The mortgage has a balance of €2.0 million, or $2.2 million, at September 30, 2016.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.4 million at September 30, 2016 and approximately $0.5 million at December 31, 2015.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 30, 2016 or December 31, 2015 under any of the overdraft agreements.

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

Stock-based compensation expense recorded during the year-to-date periods ended September 30, 2016 and September 30, 2015, was $3.4 million and $3.2 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended September 30, 2016:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2016	161,010	$28.62
Shares granted	170,926	22.84
Shares for which restrictions lapsed	(131,002)	27.90
Shares unvested September 30, 2016	200,934	$24.67

Total remaining unrecognized compensation cost was $4.9 million as of September 30, 2016, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended September 30, 2016 was $3.7 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

For the quarter ended September 30, 2016, the Company repurchased 5,461 shares of common stock at an average purchase price of $27.45 per share. As of September 30, 2016, up to $10.5 million was available to purchase additional shares under the repurchase program, which was scheduled to expire on December 31, 2016. On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the previous share repurchase program that was initiated in May 2014 and has now been terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Dividends

The Company declared a dividend of $0.15 per share of common stock related to the quarter ended September 30, 2016. The dividend for the quarter ended September 30, 2016 was accrued in the balance sheet at September 30, 2016.

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

12. Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

In the quarter ended March 31, 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments, and limiting discretionary spending to improve profitability.

The following table details restructuring charges incurred by segment for the periods presented.

	Quarter Ended		Year to Date Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Couplings, Clutches & Brakes	$3,022	$103	$4,425	$741
Electromagnetic Clutches & Brakes	169	7	1,276	1,373
Gearing	68	541	84	2,880
Corporate	138	—	806	—
Total	$3,397	$651	$6,591	$4,994

The amounts for the year to date period ended September 30, 2016 are comprised of approximately $2.0 million in severance, $0.7 million in consolidation costs, $2.4 million in moving and relocation costs, $0.7 million in building impairments, and $0.8 million in travel-related and other restructuring costs. The amounts for the year to date period ended September 30, 2015 were limited to severance costs related to staff reductions, moving costs and plant closures and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2016 and September 30, 2016:

All Plans
Balance at January 1, 2016	$2,211
Restructuring expense incurred	6,591
Non-cash loss on impairment of fixed assets	(706)
Cash payments	(6,206)
Balance at September 30, 2016	$1,890

The total restructuring reserve as of September 30, 2016 relates to severance costs to be paid to employees and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet which are expected to be paid during 2016.  The Company expects to incur between approximately $7.0 - $9.0 million in additional restructuring expenses between 2016 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.

13. Segments, Concentrations and Geographic Information

Segments

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended September 30,		Year to date periods Ended September 30,
	2016	2015	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$77,446	$85,760	$231,225	$265,225
Electromagnetic Clutches & Brakes	50,680	50,393	165,083	166,279
Gearing	47,023	48,783	145,038	147,599
Inter-segment eliminations	(2,017)	(1,883)	(5,087)	(6,079)
Net sales	$173,132	$183,053	$536,259	$573,024
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$6,596	$8,910	$20,441	$29,672
Electromagnetic Clutches & Brakes	6,589	4,771	20,120	16,293
Gearing	5,650	6,197	17,280	17,022
Restructuring	(3,397)	(651)	(6,591)	(4,994)
Corporate expenses (1)	(5,069)	(2,567)	(9,729)	(7,967)
Income from operations	$10,369	$16,660	$41,521	$50,026
Other non-operating (income) expense:
Net interest expense	$2,815	$2,924	$8,615	$8,858
Other non-operating expense (income), net	45	685	(438)	606
	2,860	3,609	8,177	9,464
Income before income taxes	7,509	13,051	33,344	40,562
Provision for income taxes	2,196	2,830	9,872	11,326
Net income	$5,313	$10,221	$23,472	$29,236

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Depreciation and amortization:
Couplings, Clutches & Brakes	$4,028	$3,926	$11,485	$11,922
Electromagnetic Clutches & Brakes	1,176	1,195	3,501	3,481
Gearing	1,862	1,613	5,261	4,970
Corporate	791	803	2,372	2,296
Total depreciation and amortization	$7,857	$7,537	$22,619	$22,669

	September 30, 2016	December 31, 2015
Total assets:
Couplings, Clutches & Brakes	$329,621	$312,117
Electromagnetic Clutches & Brakes	129,576	125,887
Gearing	133,483	150,860
Corporate (2)	27,778	43,468
Total assets	$620,458	$632,332

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
North America (primarily U.S.)	$99,995	$108,959	$316,957	$350,753
Europe	54,344	52,757	165,694	164,829
Asia and other	18,793	21,337	53,608	57,442
Total	$173,132	$183,053	$536,259	$573,024

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended September 30, 2016 and 2015, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended September 30, 2015.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and invested in AAA rated mutual funds. The Company is exposed to swap counterparty credit risk with well-established financial institutions.

14. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of September 30, 2016 or December 31, 2015. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

15. Subsequent Events

Dividend

On October 19, 2016, the Company declared a dividend of $0.15 per share for the quarter ended December 31, 2016, payable on January 4, 2017 to shareholders of record as of December 19, 2016.

Share Repurchase Program

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the previous share repurchase program that was initiated in May 2014 and has now been terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Stromag Acquisition

On October 21, 2016, the Company entered into a binding agreement (the “French Agreement”) with GKN Industries, Limited (“GKN”). The French Agreement provides that, subject to completion of certain employee consultation procedures required under applicable law and certain other customary conditions, the parties to the French Agreement will enter into a definitive sale and purchase agreement, attached as an exhibit to the French Agreement (the “Agreed Form Sale and Purchase Agreement”), providing for the sale and transfer of GKN’s Germany-based Stromag AG business (the “Acquired Company”) for a purchase price comprised of the assumption of debt totaling 14 million euros and cash consideration, payable at closing, of approximately 184 million euros, subject to certain adjustments (the “Stromag Acquisition”).

Under the French Agreement, GKN has agreed to promptly commence the employee consultation process required under applicable law to obtain opinions of the Stromag works councils in France. Subject to the conditions set forth in the French Agreement, the parties to the French Agreement will execute and deliver the Agreed Form Sale and Purchase Agreement within two business days following the satisfaction of the employee consultation process requirements.

The French Agreement and the Agreed Form Sale and Purchase Agreement contain representations, warranties, and covenants that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the transaction is subject to several customary closing conditions, including receipt of required regulatory approvals, as well as the aforementioned consultation process with the Stromag works councils, and is expected to take place during the first quarter of 2017. No assurances can be given that the Stromag Acquisition will be timely consummated or consummated at all.

The foregoing summary of the French Agreement and the transactions contemplated thereby is not intended to be complete and is qualified in its entirety by reference to the actual French Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2016.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Amended and Restated Credit Agreement

On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) by and among the Company and Altra Industrial Motion Netherlands, B.V. (“Altra B.V.”), one of the Company’s foreign subsidiaries (collectively, the “Borrowers”), the Subsidiary Guarantors to the First Amendment, JPMorgan Chase Bank, N.A., as Administrative Agent, as Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank, N.A., as Joint Lead Arranger and Joint Bookrunner, KeyBank National Association, as Joint Lead Arranger and Joint Bookrunner, and certain lender parties to the First Amendment (collectively, the “Lenders”).

The First Amendment would amend the Company’s Second Amended and Restated Credit Agreement, dated as of October 22, 2015 (the “Credit Agreement”). However, the amendments to the Credit Agreement contained in the First Amendment will not be effective and will not amend the Credit Agreement unless and until certain conditions precedent have been met, including that the Company has provided the Administrative Agent with written notice that the conditions precedent to the closing of the Stromag Acquisition have been satisfied. In the event that the Stromag Acquisition does not occur, or if the other conditions precedent are not satisfied or waived, then the First Amendment shall not become effective.

If it becomes effective, the First Amendment, would increase the revolving credit facility under the Credit Agreement by $75,000,000 (the “Revolver Increase”), so that after giving effect to the Revolver Increase, the aggregate revolving commitments would total $425,000,000. The First Amendment would also reset the possible expansion of additional future loan commitments to $150,000,000.  In addition, the First Amendment would increase the multicurrency sublimit to $250 million and adjust certain financial covenants. The Company expects to use the increased facility to finance the Stromag Acquisition. Except as otherwise expressly provided by the First Amendment, all of the respective terms, conditions and provisions of the Credit Agreement and the other loan documents remain the same.

The foregoing summary of the First Amendment and the transactions contemplated thereby is not intended to be complete and is qualified in its entirety by reference to the actual First Amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2016.

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
•

the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including but not limited to the Svendborg Acquisition, the Guardian Acquisition and the Stromag Acquisition;

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters ended September 30, 2016 and 2015:

	Net Sales		Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Couplings, Clutches & Brakes	45%	47%	43%	47%
Electromagnetic Clutches & Brakes	29%	28%	31%	29%
Gearing	26%	25%	26%	24%

	Operating Income		Operating Income
	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Couplings, Clutches & Brakes	35%	45%	35%	47%
Electromagnetic Clutches & Brakes	35%	24%	35%	26%
Gearing	30%	31%	30%	27%

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

As these conditions persist, we are managing the business to the level of demand we are seeing. We expect ongoing benefits from the restructuring and cost reduction initiatives which include actions taken under the 2015 Altra Plan which we commenced in the quarter ended March 31, 2015 and which has also helped improve the profitability of our Gearing segment.  We had completed six facility consolidations by the end of the third quarter, and we are working to complete one additional consolidation during the remainder of the year.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. During the reporting period, except as otherwise described below, there were no material changes to the critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. The Company has determined that its Couplings, Clutches, and Brakes (CCB) operating segment is comprised of two reporting units which are the Couplings reporting unit and the Heavy Duty and Overrunning Clutches and Brakes reporting unit. The Company has determined that its Gearing operating segment is comprised of two reporting units which are the Domestic Gearing reporting unit and the Bauer Gearing reporting unit. The Company has also determined that the Electromagnetic, Clutches and Brakes (ECB) operating segment comprises a single reporting unit.

As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis.

As of December 31, 2015, each of our reporting units had estimated fair values that were substantially in excess of the carrying value.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our operating segments do not meet our forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. Given the substantial excess fair value, we believe that a significant change in key valuation assumptions, including a decrease in revenues or profitability, or an increase in the discount rate, would not result in an indication of impairment.

Based on the above procedures, we did not identify any reporting unit that would be required to perform a step 2 goodwill impairment analysis as of December 31, 2015.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force) (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses.  The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU

2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$173,132	$183,053	$536,259	$573,024
Cost of sales	118,957	127,253	369,254	398,765
Gross profit	54,175	55,800	167,005	174,259
Gross profit percentage	31.3%	30.5%	31.1%	30.4%
Selling, general and administrative expenses	36,142	34,279	105,548	105,733
Research and development expenses	4,267	4,210	13,345	13,506
Restructuring costs	3,397	651	6,591	4,994
Income from operations	10,369	16,660	41,521	50,026
Interest expense, net	2,815	2,924	8,615	8,858
Other non-operating income (loss), net	45	685	(438)	606
Income before income taxes	7,509	13,051	33,344	40,562
Provision for income taxes	2,196	2,830	9,872	11,326
Net income	5,313	10,221	23,472	29,236
Net loss attributable to non-controlling interest	—	—	—	63
Net income attributable to Altra Industrial Motion Corp.	$5,313	$10,221	$23,472	$29,299

Quarter Ended September 30, 2016 compared with Quarter Ended September 30, 2015

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	September 30, 2016	September 30, 2015	Change	%
Net sales	$173,132	$183,053	(9,921)	(5.4)%

The decrease in sales during the quarter ended September 30, 2016 was due to the effect of foreign exchange rates, and lower sales levels in several end markets.  Of the decrease in sales, approximately $2.8 million relates to the impact of changes to foreign exchange rates primarily for the Chinese Renminbi and British Pound compared to the prior year.  In addition, $4.3 million relates to decreased sales in various end markets, primarily oil and gas, and mining in our Couplings, Clutches and Brakes business segment and agriculture in our Electromagnetic Clutches and Brakes business segment.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Gross Profit	$54,175	$55,800	(1,625)	(2.9)%
Gross Profit as a percent of sales	31.3%	30.5%

Gross profit as a percentage of sales increased during the quarter ended September 30, 2016. The increase is due to improvements realized from our consolidation and cost saving efforts, partially offset by unfavorable product mix and redundant labor costs associated with ongoing consolidation activities.  We expect the gross profit as a percentage of sales will remain relatively consistent for the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	$36,142	$34,279	$1,863	5.4%
SG&A as a percent of sales	20.9%	18.7%

The increase in SG&A as a percent of sales relates primarily to the impact of acquisition costs of $1.1 million during the period ended September 30, 2016 not present during the same period in the prior year.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Research and development expenses (“R&D”)	$4,267	$4,210	57	1.4%

R&D remained consistent compared to the prior year. We continue to expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Restructuring Costs	$3,397	$651	2,746	421.8%

During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $3.0 million, $0.2 million, and $0.1 million were related to the Couplings, Clutches and Brakes segment, Electromagnetic Clutches and Brakes segment, and Corporate business segments, respectively. The Company expects to incur approximately $7.0 - $9.0 million in additional expenses associated with the 2015 Altra Plan through 2018. We expect to realize cost savings of approximately $0.5 million related to these actions during the remainder of 2016.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Interest Expense, net	$2,815	$2,924	(109)	(3.7)%

Net interest expense remained relatively consistent between 2015 and 2016.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Other non-operating income, net	$45	$685	(640)	(93.4)%

Other non-operating expense in each period in the chart above relates primarily to foreign currency transaction gains and losses arising from changes in exchange rates related to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2016	September 30, 2015	Change	%
Provision for income taxes	2,196	2,830	$(634)	(22.4)%
Provision for income taxes as a % of income before income taxes	29.2%	21.7%

The provision for income tax, as a percentage of income before taxes, during the quarter ended September 30, 2016 was higher than that of the quarter ended September 30, 2015. The Company benefited from a foreign tax credit of approximately $0.9 million during the quarter ended September 30, 2015 that was not present in the current quarter ended September 30, 2016.

Year to Date Ended September 30, 2016 compared with Year to Date Ended September 30, 2015

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Net sales	536,259	573,024	$(36,765)	(6.4)%

The decrease in sales during the year to date period ended September 30, 2016 was due to weaker foreign exchange rates, and lower sales levels in several end markets. Of the decrease in sales, approximately $6.8 million relates to the impact of changes to foreign exchange rates primarily attributed to the Euro, British Pound, and Chinese Renminbi compared to the prior year.  In addition, $29.8 million relates to decreases in sales in the oil & gas, mining, and agriculture end markets.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Gross Profit	167,005	174,259	(7,254)	(4.2)%
Gross Profit as a percent of sales	31.1%	30.4%

Gross profit as a percentage of sales increased slightly during the year to date period ended September 30, 2016. The increase is due to improvements realized from our consolidation and cost saving efforts, partially offset by unfavorable product mix and redundant labor costs associated with ongoing consolidation activities.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	105,548	105,733	$(185)	(0.2)%
SG&A as a percent of sales	19.7%	18.5%

The decrease in SG&A costs primarily relates to the impact of changes to foreign exchange rates primarily offset by an increase in acquisition costs.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Research and development expenses (“R&D”)	$13,345	$13,506	(161)	(1.2)%

R&D remained consistent compared to the prior year. We continue to expect R&D expenses to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Restructuring Costs	$6,591	$4,994	1,597	32.0%

Approximately $4.4 million, $1.3 million, and $0.8 million of the restructuring costs, associated with the 2015 Altra Plan, were related to the Couplings, Clutches and Brakes, Electromagnetic Clutches and Brakes, and Corporate, respectively.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Interest Expense, net	$8,615	$8,858	(243)	(2.7)%

Net interest expense remained relatively consistent with the comparable 2015 period.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Other non-operating income, net	$(438)	$606	(1,044)	(172.3)%

Other non-operating expense in each period in the chart above relates primarily to foreign currency transaction gains and losses arising from changes in exchange rates related to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2016	September 30, 2015	Change	%
Provision for income taxes	9,872	11,326	$(1,454)	(12.8)%
Provision for income taxes as a % of income before income taxes	29.6%	27.9%

The increase in the provision for income taxes, as a percentage of income before taxes, for the year to date period ended September 30, 2016 compared to the year to date period ended September 30, 2015 is primarily due to the favorable discrete item in 2015 of $0.9 million related to a foreign tax credit that was not present in the current quarter ended September 30, 2016.

Segment Performance.

Amounts in thousands, except percentage data

	Quarters Ended September 30,		Year to date periods Ended September 30,
	2016	2015	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$77,446	$85,760	$231,225	$265,225
Electromagnetic Clutches & Brakes	50,680	50,393	165,083	166,279
Gearing	47,023	48,783	145,038	147,599
Intra-segment eliminations	(2,017)	(1,883)	(5,087)	(6,079)
Net sales	$173,132	$183,053	$536,259	$573,024
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$6,596	$8,910	$20,441	$29,672
Electromagnetic Clutches & Brakes	6,589	4,771	20,120	16,293
Gearing	5,650	6,197	17,280	17,022
Restructuring	(3,397)	(651)	(6,591)	(4,994)
(1) Corporate expenses	(5,069)	(2,567)	(9,729)	(7,967)
Income from operations	$10,369	$16,660	$41,521	$50,026

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $77.4 million in the quarter ended September 30, 2016, a decrease of approximately $8.3 million or 10.0%, from the quarter ended September 30, 2015.  Approximately $1.7 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the British Pound and Chinese Renminbi compared to the prior year.  The remainder of the decrease was due primarily to weakness in the oil and gas, metals and mining markets.  Segment operating income decreased approximately $5.5 million compared to the prior period primarily as a result of the impact of the decrease in sales described above.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $50.7 million in the quarter ended September 30, 2016, an increase of approximately $0.3 million, or 1.0%, from the quarter ended September 30, 2015. Segment operating income increased $1.8 million compared to the prior period primarily as a result of the impact of the restructuring activities initiated during 2015 and early 2016.

Gearing

Net sales in the Gearing segment were $47.0 million in the quarter ended September 30, 2016, compared with $48.8 million in the quarter ended September 30, 2015, a decrease of $1.8 million. This is primarily due to weakness in the Oil and Gas end market. Segment operating income decreased $0.6 million compared to the prior period primarily due to the impact of changes to foreign exchange rates primarily related to the British Pound and Chinese Renminbi.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of September 30, 2016, we have the ability under our Revolving Credit Facility to borrow an additional $228.4 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

As of September 30, 2016 we had $117.5 million outstanding on our 2015 Revolving Credit Facility.  As of December 31, 2015 we had $145.2 million outstanding on our Prior Revolving Credit Facility. As of September 30, 2016 and December 31, 2015, we had $4.1 million, and $7.0 million in letters of credit outstanding, respectively. We had $228.4 million available to borrow under the 2015 Revolving Credit Facility at September 30, 2016. On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement. See Part II – Item 5 of this Quarterly Report for details on the First Amendment.

We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at September 30, 2016.

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

We were in compliance in all material respects with all covenants of the indenture governing the Convertible Notes at September 30, 2016

Borrowings

	Amounts in millions
	September 30, 2016	December 31, 2015
Debt:
Revolving Credit Facility	$117.5	$145.2
Convertible Notes	85.0	85.0
Equipment and working capital notes	-	2.8
Mortgages	13.3	10.3
Capital leases	0.5	0.5
Total debt	$216.3	$243.8

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 30, 2016 and September 30, 2015, respectively:

	September 30, 2016	September 30, 2015	Change
Cash and cash equivalents at the beginning of the year	$50,320	$47,503	$2,817
Cash flows from operating activities	46,894	63,545	(16,651)
Cash flows used in investing activities	(15,684)	(17,980)	2,296
Cash flows used in financing activities	(41,943)	(38,308)	(3,635)
Effect of exchange rate changes on cash and cash equivalents	178	(5,111)	5,289
Cash and cash equivalents at the end of the period	$39,765	$49,649	$(9,884)

Cash Flows for 2016

Net cash provided from operating activities was approximately $46.9 million for the year to date period ended September 30, 2016. The net impact of the add-back of certain items including non-cash depreciation, amortization, stock-based compensation, accretion of debt discount, deferred financing costs, loss on impairment, and non-cash loss on foreign currency was approximately $26.9 million. Additionally, there was a net increase in current assets and liabilities of approximately $10.8 million.

Net cash used in investing activities for the quarter ended September 30, 2016 decreased approximately $2.3 million compared to the year to date period ended September 30, 2015. The decrease is attributed to lower capital expenditure spend compared to prior year.

Net cash used in financing activities in the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015 increased by $3.6 million. This increase relates primarily to the payment of debt under the Revolving Credit Facility partially offset by a decrease of $9.5 million in stock repurchases related to the Company’s share repurchase program compared with the prior year period.

We intend to use our remaining existing cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, debt service, including principal payments, capital expenditures, pension funding, and to pay returns to our stockholders. As of September 30, 2016 we have approximately $34.9 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the reporting period, except as otherwise described below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016.

Our stockholders may experience dilution upon the conversion of our Convertible Notes.

Our Convertible Notes are convertible into shares of our common stock beginning March 1, 2030 or, under certain circumstances including where our stock trades above 130% of the conversion price for a specified period of time as set forth in the Convertible Notes, earlier. Upon conversion, we must deliver shares of our common stock or cash. The conversion rate of our Convertible Notes was initially 36.0985 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $27.70 per share of common stock), and as of December 31, 2015 is 38.26 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $26.13 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that could be issued upon conversion of the $85.0 million convertible debt currently outstanding is 3,252,363. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. In the event the average price of our stock exceeds the conversion price we will be required to include an additional amount of shares in our calculation of diluted weighted average shares outstanding, in accordance with ASC 260-10-45-43 through 45-47, which will have the effect of decreasing our earnings per share. Currently, in the event the average price of our stock exceeds the conversion price, we will include an amount of shares equal to this excess, the conversion premium, in our calculation of diluted weighted average shares outstanding based on our application of ASC-260-10-45-43 through 45-47.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2016 to July 11, 2016	5,461	$27.45	5,461	$10,542,556
July 1, 2016 to July 31, 2016	—	$—	—	$10,542,556
August 1, 2016 to August 31, 2016	—	$—	—	$10,542,556

(1)

During the quarter ended September 30, 2016, the Company repurchased shares of common stock under its share repurchase program initiated in May 2014, which authorized the buyback of up to $50.0 million of the Company’s common stock.  Under the program, the Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in other appropriate manners. The Company has adopted a Rule 10b5-1 plan under which it is making purchases in compliance with the terms of such plan. The

Company is also making open market share repurchases at the discretion of management.  Shares acquired through the repurchase program will be retired. The share repurchase plan terminates on December 31, 2016.  The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Stromag Acquisition

On October 21, 2016, the Company entered into a binding agreement (the “French Agreement”) with GKN Industries, Limited (“GKN”). The French Agreement provides that, subject to completion of certain employee consultation procedures required under applicable law and certain other customary conditions, the parties to the French Agreement will enter into a definitive sale and purchase agreement, attached as an exhibit to the French Agreement (the “Agreed Form Sale and Purchase Agreement”), providing for the sale and transfer of GKN’s Germany-based Stromag AG business (the “Acquired Company”) for a purchase price comprising of the assumption of debt totaling 14 million euros and cash consideration, payable at closing, of approximately 184 million euros, subject to certain adjustments (the “Stromag Acquisition”).

Under the French Agreement, GKN has agreed to promptly commence the employee consultation process required under applicable law to obtain opinions of the Stromag works councils in France. Subject to the conditions set forth in the French Agreement, the parties to the French Agreement will execute and deliver the Agreed Form Sale and Purchase Agreement within two business days following the satisfaction of the employee consultation process requirements.

The French Agreement contains representations, warranties, and covenants that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the transaction is subject to several customary closing conditions, including receipt of required regulatory approvals, as well as the aforementioned consultation process with the Stromag works councils, and is expected to take place during the first quarter of 2017. No assurances can be given that the Stromag Acquisition will be timely consummated or consummated at all.

The foregoing summary of the French Agreement and the transactions contemplated thereby is not intended to be complete and is qualified in its entirety by reference to the actual French Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2016.

Amended and Restated Credit Agreement

On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) by and among the Company and Altra Industrial Motion Netherlands, B.V. (“Altra B.V.”), one of the Company’s foreign subsidiaries (collectively, the “Borrowers”), the Subsidiary Guarantors to the First Amendment, JPMorgan Chase Bank, N.A., as Administrative Agent, as Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank, N.A., as Joint Lead Arranger and Joint Bookrunner, KeyBank National Association, as Joint Lead Arranger and Joint Bookrunner, and certain lender parties to the First Amendment (collectively, the “Lenders”).

The First Amendment would amend the Company’s Second Amended and Restated Credit Agreement, dated as of October 22, 2015 (the “Credit Agreement”). However, the amendments to the Credit Agreement contained in the First Amendment will not be effective and will not amend the Credit Agreement unless and until certain conditions precedent have been met, including that the Company has provided the Administrative Agent with written notice that the conditions precedent to the closing of the Stromag Acquisition have been satisfied. In the event that the Stromag Acquisition does not occur, or if the other conditions precedent are not satisfied or waived, then the First Amendment shall not become effective.

If it becomes effective, the First Amendment, would increase the revolving credit facility under the Credit Agreement by $75,000,000 (the “Revolver Increase”), so that after giving effect to the Revolver Increase, the aggregate revolving commitments would total $425,000,000. The First Amendment would also reset the possible expansion of additional future loan commitments to $150,000,000.  In addition, the First Amendment would increase the multicurrency sublimit to $250 million and adjust certain financial covenants. The Company expects to use the increased facility to finance the Stromag Acquisition. Except as otherwise expressly provided by the First Amendment, all of the respective terms, conditions and provisions of the Credit Agreement and the other loan documents remain the same.

The foregoing summary of the First Amendment and the transactions contemplated thereby is not intended to be complete and is qualified in its entirety by reference to the actual First Amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2016.

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

1.

During the reporting period, Bauer Gear Motor GmbH, a subsidiary of Altra organized and existing under the laws of Germany (“Bauer”), sold (i) one (1) gear motor to Tak Yab Asia Group (“Tak Yab”), a distributor located in Tehran, Iran, for Tak Yab’s use in a product fair and (ii) ten (10) gear motors to Tak Yab for re-sale to and ultimate end use by Iran Khodro, also located in Tehran, Iran, for use in a painting booth produced by Iran Khodro.  Gross revenues received by Bauer in connection with these transactions were approximately EUR 1.9 thousand and net profits were approximately EUR 1.2 thousand.  Bauer intends to continue pursuing opportunities with this distributor and end customer, to the extent compliant with applicable law.

2.

During the reporting period, Svendborg Brakes ApS, a subsidiary of Altra organized and existing under the laws of Denmark (“Svendborg Brakes”), sold four (4) brake indicators to National Iranian Copper Industries (“NICI”), a company located in Tehran, Iran, for use in a brake installed in a mine.  Gross revenues received by Svendborg Brakes in connection with this transaction were approximately EUR 2 thousand and net profits were approximately EUR 1.5 thousand.  Svendborg Brakes intends to continue pursuing opportunities with this customer, to the extent compliant with applicable law.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

October 26, 2016	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

October 26, 2016	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

October 26, 2016	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.