Form 10-K
period 2016-12-31
Altra Industrial Motion Corp.
filed 2017-02-27
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $668.4 million.

As of February 24, 2017, there were 29,174,922 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

Altra Industrial Motion Corp. (“Altra” or the “Company”) (formerly Altra Holdings, Inc.) is a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, components.  Our products are used to control and transmit power and torque in virtually any industrial application involving movement.  With our global footprint, we sell our products in over 70 countries and serve customers in a diverse group of industries, including energy, general industrial, material handling, metals, mining, special machinery, transportation, and turf and garden. Our product portfolio includes clutches and brakes, couplings and gearing and other power transmission components. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. Altra was incorporated in 2004 in the State of Delaware and became a publicly traded company in 2006.  Altra is headquartered in Braintree, Massachusetts.

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

On December 31, 2014, Altra Power Transmission, Inc., our former wholly owned subsidiary, was merged into Altra Industrial Motion Corp.

On December 30, 2016, we acquired the shares and certain assets and liabilities of the Stromag business from GKN plc. Stromag is a leading global manufacturer of highly engineered clutches and brakes, couplings, and limit switches for use in a variety of end markets including renewable energy, crane & hoist, and marine. We refer to this transaction as the Stromag Acquisition.

Our Industry

Based on industry data supplied by the Power Transmission Distributors Association in collaboration with Industrial Market Information, we estimate that global industrial power transmission products generated sales of approximately $151 billion in 2016. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $90 billion global market in 2016.

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

Collaborate with Customers to Create New Opportunities.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $51.9 million in revenues during 2016.

Capturing the Benefits of Common Ownership. We foster the sharing of best practices throughout the organization.  We challenge our businesses to work together to identify cross-selling opportunities to increase customer and distributor penetration as well as to expand into new markets and geographic regions.  The recent realignment of our three divisions further developed these initiatives. Leveraging our global buying power, our businesses work together to identify cost saving opportunities and to improve supply chain management. Utilizing our common ERP system, we have implemented a shared services structure that supports all of our business units in the United States.  This allows our businesses to receive the benefits of expanded customer service, cohesive marketing services and consolidated accounting functions, which will increase efficiency and help to reduce cost.

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

Disciplined Capital Allocation.   We expect that our businesses typically will generate annual free cash flow. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses through annual investment in capital spending with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional strategic acquisitions focused on our key markets.  We have consistently provided shareholder returns by paying regular dividends, which have increased by 300% since being introduced during the quarter ended March 31, 2012.  During the quarter ended June 30, 2014, we initiated purchases under our $50 million share repurchase program, the (“2014 Repurchase Program”), and we repurchased approximately $34.9 million of Altra common stock under the 2014 Repurchase Program prior to its termination in October 2016. On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the previous 2014 Repurchase Program which was terminated.

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

Customized, Engineered Products Serving Niche Markets.    We employ approximately 350 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.    On average, our brands have been in operation for 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2016, we estimate that approximately 37% of our revenues were derived from aftermarket sales.

Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2016, no single industry represented more than 8% of our total sales. We are geographically diversified with approximately 42% of our sales coming from outside North America during 2016. Looking forward, we expect that approximately 10% of our revenues will be generated from the wind end market with the acquisition of Stromag.

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

We operate three business segments that are aligned by our product offerings:

Couplings, Clutches and Brakes business segment

Couplings.    Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we design our couplings with a measure of flexibility that accommodates various degrees of misalignment.  Altra manufactures a diverse variety of couplings suitable for many industrial and specialty applications.  Our various coupling products include: gear couplings, high performance diaphragm and disc couplings, elastomeric couplings, miniature and precision couplings, as well as universal joints, mill spindles and shaft locking devices.  These products are sold into many different markets, including: food processing, oil and gas, power generation, material handling, medical, metals, mining, and mobile off-highway.  Our couplings are primarily manufactured under the Ameridrives, Bibby, Lamiflex, TB Wood’s, Huco Dynatork, Guardian and Stromag brands in our facilities in Indiana, Pennsylvania, Texas, Brazil, the United Kingdom, Germany, China and Mexico.

Clutches and Brakes.    Primarily utilized in heavy duty industrial, mining and energy applications, clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in two main product categories: heavy duty and overrunning. Our core clutch and brake manufacturing facilities are located in Michigan, Texas, Denmark, Germany, France, the United Kingdom, Brazil, India and China.

•

Heavy Duty Clutches and Brakes.    Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining, material handling, marine, wind turbine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch, Twiflex, Industrial Clutch, Svendborg Brakes and Stromag brand names.

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

Electromagnetic Clutches and Brakes business segment

Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture products for several niche vehicular applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics, Matrix and Stromag brand names.  Our core electromagnetic clutches and brakes manufacturing facilities are located in Connecticut, Indiana, France, Germany, the United Kingdom and China.

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

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 230 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.  While the Company did not have any individual customers that represented total sales of greater than 10.0%, the Gearing business segment had one customer that approximated 10.2% of total sales during the year ended December 31, 2016.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2016, we derived approximately 58% of our net sales from customers in North America, 28% from customers in Europe and 14% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear, Warner Electric, TB Wood’s, Svendborg, Bauer and Stromag we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor, PowerFlex, Svendborg Brakes, Guardian Couplings, and Stromag.

Employees

As of December 31, 2016, we had 4,564 full-time employees, of whom approximately 43% were located in North America (primarily U.S.), 43% in Europe, and 14% in Asia and the rest of the world. Approximately 14% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 1,415 employees or 72% of our European employees are represented by labor unions or works councils. Approximately 53 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 82 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in June 2017, July 2017, February 2018 and November 2019.

We are also party to a collective bargaining agreement with approximately 62 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018.

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

Seasonality

We experience seasonality in our turf and garden business, which represented approximately 8% of our net sales in 2016. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 27, 2017 (ages are as of December 31, 2016):

Carl R. Christenson (age 57) has been our Chief Executive Officer since January 2009, a director since July 2007 and Chairman of the Board since 2014. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 57) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 50) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 67) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 47) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 53) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity.  Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2016, approximately 30% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 7% of our net sales for the year ended December 31, 2016. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We must continue to invest in new technologies and manufacturing techniques; however, our ability to develop or adapt to changing technology and manufacturing techniques is uncertain and our failure to do so could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to invest continuously in new technologies and manufacturing techniques to evolve our existing products and introduce new products to meet our customers’ needs in the industries we serve and want to serve. For example, motion control products offer more precise positioning and control compared to industrial clutches and brakes. If manufacturing processes are developed to make motion control products more price competitive and less complicated to operate, our customers may decrease their purchases of MPT products.

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

Our net sales outside North America represented approximately 42% of our total net sales for the year ended December 31, 2016. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. Our financial performance has been, and is expected to continue to be, adversely impacted by foreign currency exchange rates. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

In addition, our international operations are governed by various U.S. laws and regulations, including the Foreign Corrupt Practices Act and other similar laws that prohibit us and our business partners from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities.

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, Denmark, France, Germany, India, Mexico, Russia, Slovakia, and the United Kingdom. Serving a global customer base requires that we place production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations and commercial activities could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any such disruptions could materially adversely affect our business.

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

We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently have several product liability claims against us with respect to our products. We may not be able to obtain product liability insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could exceed any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

We also risk exposure to product liability claims in connection with products sold by businesses that we acquire. We cannot assure you that third parties that have retained responsibility for product liabilities relating to products manufactured or sold prior to our acquisition of the relevant business or persons from whom we have acquired a business that are required to indemnify us for certain product liability claims subject to certain caps or limitations on indemnification will in fact satisfy their obligations to us with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which we are obligated were not retained by third parties or are not subject to these indemnities, we could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liabilities or are required to indemnify us, significant claims arising from products that we have acquired could have a material adverse effect on our ability to realize the benefits from an acquisition, could result in our reducing the value of goodwill that we have recorded in connection with an acquisition, or could otherwise have a material adverse effect on our business, financial condition, or operations.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2016, we had 4,564 full-time employees, of whom approximately 43% were located in North America (primarily U.S.), 43% in Europe, and 14% in Asia and the rest of the world. Approximately 14% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 1,415 employees or 72% of our European employees are represented by labor unions or works councils. Approximately 53 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 82 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.

We are a party to four U.S. collective bargaining agreements. The agreements will expire in June 2017, July 2017, February 2018 and November 2019. We are also party to a collective bargaining agreement with approximately 62 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018.  We may be unable to renew these agreements on terms that are satisfactory to us, if at all.

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

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. The operation of manufacturing plants entails risks related to compliance with environmental laws, requirements and permits, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. In addition, from time to time, we are notified that we are a potentially responsible party and may have liability in connection with off-site disposal facilities. There can be no assurance that we will be able to resolve pending and future matters relating to off-site disposal facilities at all or for nominal sums.

There is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. Our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, with respect to certain of our facilities, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. We cannot assure you, that third parties who indemnify or who are expected to indemnify us for certain environmental costs and liabilities associated with certain owned or operated sites will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

Our future success depends on our ability to integrate acquired companies and manage our growth effectively.

As part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.

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

We or our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that our products infringe. We may have to obtain a license to sell our products if it is determined that our products infringe upon another party’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

Goodwill and indefinite-lived intangibles comprises a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangibles become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our prior review of indefinite-lived intangibles resulted in a $6.6 million reduction to the value of such assets in our financial statements in 2016. Future reviews of goodwill and indefinite lived intangibles could result in future reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

Computer viruses, malware, and other “hacking” programs and devices (“hacking events”) expose us to risk of theft of assets including cash. Any such event could require us to incur significant expense to eliminate these problems and address related security concerns.

Hacking events may also cause significant damage, delays or interruptions to our systems and operations or to certain of the products that we sell resulting in damage to our reputation and brand names.

Additionally, hacking events may attack our infrastructure, industrial machinery, software, or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware, or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. Hacking events could result in significant damage to our infrastructure, industrial machinery, systems, or databases. We may incur significant costs to protect our systems and equipment against the threat of, and to repair any damage caused by, computer viruses and hacking events. Moreover, if hacking events affect our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.

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

As of January 15, 2017, we had approximately $313.6 million outstanding and $107.3 million available under our 2015 Revolving Credit Facility (as defined herein). Our indebtedness has important consequences; for example, it could:

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

From time to time, we rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into multiple cross-currency interest rate swaps in 2016 to manage the cash flow currency risks caused by interest rate and foreign exchange changes on outstanding borrowings under the 2015 Credit Agreement of $170.0 million related to the Company’s foreign financing of the Stromag Acquisition. In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%. Failure to perform under derivatives contracts by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.

We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current or acquired businesses could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position. Moreover, changes to tax laws and regulations in the U.S. or other countries where we do business could have an adverse effect on our operating results and financial position.

Certain of our businesses are exposed to renewable energy markets which depend significantly on the availability and size of government subsidies and economic incentives.

Certain of our businesses sell product to customers within the renewable energy market, which among other energy sources includes wind energy and solar energy. At present, the cost of many forms of renewable energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of renewable energy sources such as wind energy and solar energy. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of renewable energy products to promote the use of renewable energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before renewable energy markets reach a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

Regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required country of origin inquiries and potentially due diligence, with initial disclosure requirements beginning in May 2014 relating to activities in 2013. There have been and will continue to be costs associated with complying with these disclosure requirements, including for country of origin inquiries and due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify sufficiently the origins for all conflict minerals used in our products through the procedures we have implemented.

Continued volatility and disruption in global financial markets could significantly impact our customers and suppliers, weaken the markets we serve and harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing disruption in recent years. Further, economic conditions in the European Union have deteriorated and, with the Bauer Acquisition, the Svendborg Acquisition and the Stromag Acquisition, our exposure to European markets has increased. Given the significance and widespread nature of these circumstances, the U.S., European, and global economies could remain significantly challenged for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, a tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, a tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

We face risks associated with the Svendborg Acquisition and Stromag Acquisition Purchase Agreements.

In connection with the Svendborg Acquisition and the Stromag Acquisition, we are subject to substantially all of the liabilities of Svendborg and Stromag, respectively, that were not satisfied on or prior to the corresponding closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Svendborg and Stromag. Under the Purchase Agreements, the sellers agreed to provide us with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on the Company’s financial condition and results of operations, and there is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach.

We may not realize the value assigned to the Company’s facility in Changzhou, China.

In 2016, we completed the process of closing our facility in Changzhou, China.  As part of that closure, we are selling the facility and several of the assets of the entity.  There are several uncertainties in liquidating the business and we may not be able to realize the value we have assigned to the facility and related assets.

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

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2016 are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Couplings, Clutches & Brakes	20	—	20	1,982,398	429,580
Electromagnetic Clutches & Brakes	7	—	7	465,617	350,267
Gearing	6	—	6	257,350	494,372
Corporate(1)	—	2	2	104,288	13,804

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Couplings, Clutches & Brakes	7	10	2	1	20	—	6
Electromagnetic Clutches & Brakes	2	4	1	—	7	—	13
Gearing	4	2	—	—	6	—	3
Corporate(1)	2	—	—	—	2	—	1

(1)	Shared services center, selective engineering functions, Corporate headquarters and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 24, 2017, the number of holders of record of our common stock was approximately 65.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2016
Fourth Quarter	$39.85	$27.35
Third Quarter	$29.23	$26.24
Second Quarter	$30.00	$25.77
First Quarter	$28.08	$20.55
Fiscal year ended December 31, 2015
Fourth Quarter	$28.63	$22.36
Third Quarter	$27.63	$22.58
Second Quarter	$29.51	$25.34
First Quarter	$28.67	$22.73

Dividends

The Company declared and paid dividends of $0.60 per share of common stock for the year ended December 31, 2016. The Company declared and paid dividends of $0.57 per share for the year ended December 31, 2015.

On February 8, 2017, the Company declared a dividend of $0.15 per share for the quarter ended March 31, 2017, payable on April 4, 2017 to shareholders of record as of March 17, 2017.  See note 17 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	472,982
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	472,982

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s shareholders at its 2014 annual meeting.

Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	$30,000,000
November 1, 2016 to November 30, 2016	—	$—	—	$—
December 1, 2016 to December 31, 2016	—	$—	—	$—

(1)

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan, which was announced on October 21, 2016, replaces the previous share repurchase program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2011, through December 31, 2016, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 Index, a special Peer Group Index (the “Old Peer Group”) and the newly-added S&P Small Cap 600 Capped Industrials Index (the “New Peer Group”) in each case assuming an initial investment of $100, assuming dividend reinvestment.  The Old Peer Group consists of the following publicly traded companies: Franklin Electric Co. Inc., RBC Bearings, Inc., and Regal Beloit Corp.  Going forward, the Old Peer Group will be excluded from this performance graph, and the Company’s total stockholder return will be compared only against the S&P Small Cap 600 Index and the New Peer Group. The New Peer Group was selected to provide a broader representation of the Company’s comparative businesses.

Recent Sales of Unregistered Securities

From December 2016 to January 9, 2017, the Company converted an aggregate principal amount of $84,082,000 of the Company’s 2.75% Convertible Senior Notes due 2031 (the “Convertible Notes”) and issued approximately 3,272,000 shares of the Company’s common stock to the holders of the Convertible Notes, which Convertible Notes were surrendered for conversion pursuant to the terms of the indenture governing the Convertible Notes (the “Indenture”), at the option of the holders of the Convertible Notes in lieu of redemption of the Convertible Notes pursuant to the redemption provisions of the Indenture.

The issuance of the Company’s common stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.

On January 12, 2017, the Convertible Notes had a remaining balance of $918,000, which balance was redeemed, in cash, pursuant to the terms of the Indenture.

Item 6.Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Amounts in thousands, except per share data
	Year Ended December 31,
	2016	2015	2014	2013	2012
Net sales	$708,906	$746,652	$819,817	$722,218	$731,990
Cost of sales	486,774	518,189	570,948	506,837	513,442
Gross profit	222,132	228,463	248,869	215,381	218,548
Operating expenses:
Selling, general and administrative expenses	140,492	139,217	156,471	130,155	127,044
Research and development expenses	17,677	17,818	15,522	12,536	11,457
Impairment of Intangible assets	6,568	—	—	—	—
Restructuring costs	9,849	7,214	1,767	1,111	3,196
	174,586	164,249	173,760	143,802	141,697
Income from operations	47,546	64,214	75,109	71,579	76,851
Other non-operating income and expense:	—
Interest expense, net	11,679	12,164	11,994	10,586	40,790
Loss on extinguishment of convertible debt	1,989
Other non-operating (income) expense, net	(7)	963	(3)	1,657	1,702
	13,661	13,127	11,991	12,243	42,492
Income before income taxes	33,885	51,087	63,118	59,336	34,359
Provision for income taxes	8,745	15,744	22,936	19,151	10,154
Net income	25,140	35,343	40,182	40,185	24,205
Net loss (income) attributable to non-controlling interest	—	63	(15)	90	88
Net income attributable to Altra Industrial Motion Corp.	$25,140	$35,406	$40,167	$40,275	$24,293
Other Financial Data:
Depreciation and amortization	$29,898	$30,121	$32,137	$27,924	$27,376
Purchases of fixed assets	(18,941)	(22,906)	(28,050)	(27,823)	(31,346)
Cash flow provided by (used in):
Operating activities	76,641	86,816	84,499	89,625	59,918
Investing activities	(206,908)	(21,705)	(42,294)	(130,005)	(38,770)
Financing activities	149,772	(55,783)	(53,965)	17,991	(29,880)
Weighted average shares, basic	25,719	26,064	26,713	26,766	26,656
Weighted average shares, diluted	25,872	26,109	27,403	26,841	26,756
Basic Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.50	$1.50	$0.91
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.47	$1.50	$0.91
Cash dividend declared	$0.60	$0.57	$0.46	$0.38	$0.16

	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$69,118	$50,320	$47,503	$63,604	$85,154
Total assets	869,824	632,332	676,402	727,408	625,082
Total debt, net of unaccreted discount	369,659	234,755	255,752	278,272	247,595
Long-term liabilities, excluding long-term debt	$88,884	$53,848	$56,676	$55,663	$47,471

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Lamiflex in 2012, Svendborg in 2013, Guardian in 2014, and Stromag in 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	developments stemming from the recent U.S. federal elections;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the Company’s risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;
•	the Company’s ability to attract and retain key executives and other personnel;
•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to implement our Enterprise Resource Planning (ERP) system;
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with the Company’s being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with the Company’s exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition, the Guardian Acquisition, and the Stromag Acquisition;
•	the risks associated with the Company’s closure of its manufacturing facility in Changzhou, China;
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

While the power transmission industry has undergone some consolidation, we estimate that in 2016 the top five broad-based electromechanical power transmission companies represented approximately 14% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Recently, our financial performance has been adversely impacted by foreign currency exchange rates and challenging dynamics in several of our end markets including oil and gas, agriculture, and mining. We do not expect an immediate or significant improvement in those end markets in the near term as there remains much uncertainty. In addition, we expect the Company’s core business to continue to face meaningful revenue and earnings headwinds relating to foreign exchange, assuming that the U.S. Dollar remains strong. At the same time, we believe that our consolidation, supply chain, pricing and operational excellence initiatives will enable us to enhance margins and accelerate profitability when our markets do rebound. Further, we expect the addition of our recently acquired Stromag business to be accretive in 2017.

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

Inventory.    Inventories are generally stated at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor, and production overhead.  Market is defined as net realizable value. We state inventories acquired through acquisitions at their fair value at the date of acquisition as based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names, and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% to 12% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 17 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill and trade names and trademarks are considered indefinite lived assets. Our trade names and trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

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

As of December 31, 2016, each of our reporting units had estimated fair values that were substantially in excess of the carrying value.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our reporting units do not meet our forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis in future periods. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. Given the substantial excess fair value, we believe that a significant change in key valuation assumptions, including a decrease in revenues or profitability, or an increase in the discount rate, would not result in an indication of impairment.

Based on the above procedures, we did not identify any reporting unit that would be required to perform a step 2 goodwill impairment analysis as of December 31, 2016.

For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We compared the estimated fair value of the trademarks and did not identify any impairments except for the TB Woods trademark. We recorded an impairment of the carrying value of the TB Woods trademark of $6.6 million primarily due to the loss of revenues as a result of the decline in the Oil and Gas end market.

Long-lived assets, including definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time.

During the fourth quarter of 2016, a trademark impairment was identified and recorded. This indicated that there could be an impairment of long lived assets at that reporting unit. We assessed the other long lived assets of TB Woods for impairment and did not identify any indications of impairment.

Recent Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. This guidance will be effective for us on January 1, 2018. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force) (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. We do not expect that the impact of the adoption of this guidance will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company January 1, 2017. We do not expect the impact of adopting this new accounting guidance will be material to our consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements, but expect that we will record a material lease obligation upon the adoption of this standard.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires most entities to measure most inventories at the lower of cost or net realizable value (“NRV”). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements, but currently does not expect the adoption to be material to our consolidated financial statements.

Results of Operations.

Amounts in thousands, except percentage data

	Year to Date Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net sales	$708,906	$746,652	$819,817
Cost of sales	486,774	518,189	570,948
Gross profit	222,132	228,463	248,869
Gross profit percentage	31.3%	30.6%	30.4%
Selling, general and administrative expenses	140,492	139,217	156,471
Research and development expenses	17,677	17,818	15,522
Impairment of Intangible Assets	6,568	—	—
Restructuring costs	9,849	7,214	1,767
Income from operations	47,546	64,214	75,109
Interest expense, net	11,679	12,164	11,994
Loss on extinguishment of debt	1,989	—	—
Other non-operating (income) expense, net	(7)	963	(3)
Income before income taxes	33,885	51,087	63,118
Provision for income taxes	8,745	15,744	22,936
Net income	25,140	35,343	40,182
Net loss (income) attributable to non-controlling interest	—	63	(15)
Net income attributable to Altra Industrial Motion Corp.	$25,140	$35,406	$40,167

Segment Performance.

Amounts in thousands, except percentage data

	Years Ended December 31,
	2016	2015	2014
Net Sales:
Couplings, Clutches & Brakes	$305,406	$342,299	$396,089
Electromagnetic Clutches & Brakes	217,856	219,676	218,550
Gearing	192,003	192,252	212,628
Intra-segment eliminations	(6,359)	(7,575)	(7,450)
Net sales	$708,906	$746,652	$819,817
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$20,941	$38,750	$49,299
Electromagnetic Clutches & Brakes	26,406	21,634	22,014
Gearing	22,718	21,094	22,698
Restructuring	(9,849)	(7,214)	(1,767)
Corporate expenses	(12,670)	(10,050)	(17,135)
Income from operations	$47,546	$64,214	$75,109

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Net sales	$708,906	$746,652	$(37,746)	(5.1)%

Net Sales.    The decrease in sales during the year ended December 31, 2016 was due to the effect of foreign exchange rates, and lower sales levels in several end markets.  Of the decrease in sales, approximately $11.7 million relates to the impact of changes to foreign exchange rates primarily related to the Euro, British Pound and Chinese Renminbi compared to the prior year.  In addition,

$32.2 million relates to decreased sales in various end markets, primarily oil and gas, and mining and agriculture in our Clutches, Couplings and Brakes and Electromagnetic, Clutches and Brakes business segments.  This was offset somewhat by increased revenues due to price increases of $6.2 million during the year. We expect sales to increase significantly in 2017 primarily due to the full year effect of the acquisition of Stromag, which had revenues in 2016 totaling approximately $142.6 million.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Gross Profit	222,132	228,463	(6,331)	(2.8)%
Gross Profit as a percent of sales	31.3%	30.6%

Gross profit.    Gross profit as a percentage of sales improved slightly during the year ended December 31, 2016.  The increase is due to improvements realized from our facility consolidation and costs saving efforts, partially offset by unfavorable product mix and redundant labor costs associated with ongoing consolidation activities. In 2017, we expect Stromag to have gross profit as a percentage of sales similar to the Company as a whole.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	$140,492	$139,217	$1,275	0.9%
SG&A as a percent of sales	19.8%	18.6%

Selling, general and administrative expenses.    The vast majority of the increase in SG&A, approximately $1.7 million, was due to acquisition costs related to the Stromag acquisition. Acquisition costs for the year were $2.3 million. Increased acquisition costs were offset by the favorable effect of foreign exchange rates. We expect increases to our SG&A as a result of a full year of Stromag and general wage and benefit cost increases. We expect Stromag to have higher SG&A expenses as a percentage of sales than the Company as a whole. We plan to leverage these costs on increased sales from Stromag and as we invest in resources to enable us to grow faster in emerging markets and strategic end markets in 2017.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Research and development expenses (“R&D”)	$17,677	$17,818	$(141)	(0.8)%

Research and development expenses.     Research and development expenses remained consistent compared to the prior year. We expect research and development costs to approximate 2.0% - 2.5% of sales in future periods.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Restructuring Costs	$9,849	$7,214	$2,635	36.5%

Restructuring costs.

During the quarter ended March 31, 2015, the Company commenced a restructuring plan ("2015 Altra Plan") as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure.

The 2015 Altra Plan is a comprehensive plan and focuses on facility consolidations and overall cost structure. The Company initiated eight facility consolidations under the 2015 Altra Plan. The majority of the increase relates primarily to $1.6 million of expense recorded in the Couplings, Clutches and Brakes business segment related to the consolidation efforts at the Company’s facility in Green Bay, Wisconsin.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Interest Expense, net	$11,679	$12,164	$(485)	(4.0)%

Interest expense.    Net interest expense remained consistent between 2015 and 2016.  The Company entered into an agreement to amend its 2015 Credit Agreement during October 2016 which increased the capacity under the Company’s 2015 Revolving Credit

Facility. The Company borrowed additional funds under the expanded facility to finance the purchase of Stromag and also entered into associated cross-currency interest rate swaps. We expect interest expense to decrease significantly in 2017 as a result of the conversion and redemption of our Convertible Notes and the favorable impact of the cross-currency interest rate swaps despite the higher borrowing under our credit facility for the Stromag acquisition.

Amounts in thousands, except percentage data	Year End
	December 31, 2016	December 31, 2015	Change	%
Other non-operating income, net	$(7)	$963	$(970)	(100.7)%

Other non-operating (income) expense.    Other non-operating expense (income) in each period in the chart above relates primarily to realized changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Provision for income taxes	8,745	15,744	$(6,999)	(44.5)%
Provision for income taxes as a % of income before income taxes	25.8%	30.8%

Provision for income taxes.   The provision for income tax, as a percentage of income before taxes, during the year ended December 31, 2016 was lower than that of 2015.  The 2016 impairment of intangibles in the United States, and loss on the extinguishment of debt resulted in a lower taxable income in the Company’s’ highest tax rate jurisdiction. The remainder of the decrease in the provision, as a percentage of income before taxes, is due to the continued benefits of the prior reorganization of our foreign subsidiaries.

We expect our tax rate for the year ended December 31, 2017 to be between approximately 30% to 32%, before discrete items

Segment Performance

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $305.4 million in the year ended December 31, 2016, a decrease of approximately $36.9 million or 10.8%, from the year ended December 31, 2015. Approximately $7.1 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the British Pound and Chinese Renminbi compared to the prior year. The remaining decrease in sales was due primarily to weakness in the oil and gas, metals and mining markets of approximately $29.8 million compared to the prior period. Segment operating income decreased $17.8 million compared to the prior year primarily as a result of the impact of weakness in the oil and gas, metals and mining markets.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $217.9 million in the year ended December 31, 2016, a decrease of approximately $1.8 million, or 0.8%, from the year ended December 31, 2015. The impact of changes to foreign exchange rates primarily related to the Chinese Renminbi and British Pound caused net sales to decrease by approximately $3.3 million compared to the prior year.  Segment operating income increased $4.8 million compared to the prior year primarily as a result of the impact of restructuring activities initiated during 2015 and early 2016.

Gearing

Net sales in the Gearing business segment were $192.0 million in the year ended December 31, 2016, compared with $192.3 million in the year ended December 31, 2015, a decrease of $0.3 million.   Approximately $1.3 million of the decrease was due to the impact of changes to foreign exchange rates primarily related to the Euro and Chinese Renminbi compared to the prior year, partially offset by higher sales at our Bauer business. Gearing segment operating income increased $1.6 million compared to the prior year primarily as a result of productivity improvements.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Net sales	$746,652	$819,817	$(73,165)	(8.9)%

Net Sales.   The decrease in sales during the year ended December 31, 2015 was due to the effect of foreign exchange rates, and lower sales levels in several end markets.  Of the decrease in sales, approximately $43.4 million related to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year.  In addition, $41.2 million related to decreased sales in various end markets, primarily oil and gas, mining and agriculture in our Clutches, Couplings and Brakes and Electromagnetic, Clutches and Brakes business segments.  This was offset somewhat by increased revenues due to price increases of $6.3 million during the year and $5.1 million related to the full year impact of the Guardian acquisition.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Gross Profit	228,463	248,869	(20,406)	(8.2)%
Gross Profit as a percent of sales	30.6%	30.4%

Gross profit.     Gross profit as a percentage of sales improved slightly during the year ended December 31, 2015.  The increase was due to improved product mix of $2.4 million and price increases of $6.3 million, partially offset by lower absorption as a result of our sales decline and a supplier warranty provision in our Clutches, Couplings & Brakes business segment of approximately $2.8 million which impacted gross profit negatively.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Selling, general and administrative expense (“SG&A”)	139,217	156,471	$(17,254)	(11.0)%
SG&A as a percent of sales	18.6%	19.1%

Selling, general and administrative expenses.     Approximately $11.9 million of the decrease in SG&A related to the impact of changes to foreign exchange rates primarily related to the Euro and British Pound compared to the prior year. In addition, we realized $2.0 million in savings from the suspension of our ERP implementation during the year ended December 31, 2015. SG&A in 2014 included $1.3 million in expenses related to the acquisition of Guardian Couplings.   The remainder of the decrease related to general cost reductions and reduced costs related to our restructuring efforts.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Research and development expenses (“R&D”)	$17,818	$15,522	$2,296	14.8%

Research and development expenses.    Of the increase in R&D, approximately $2.0 million related to additional headcount in the Couplings, Clutches & Brakes segment.  R&D also increased approximately $1.6 million across the rest of the Company. This increase was offset by $1.3 million related to the impact of changes to foreign exchange rates primarily attributed to the Euro and British Pound compared to the prior year. R&D expenses in 2015 were 2.0% of sales.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Restructuring Costs	$7,214	$1,767	$5,447	308.3%

Restructuring costs.

The company commenced a restructuring plan ("2014 Altra Plan") during the quarter ended September 30, 2014 as a result of weak demand in Europe and to make certain adjustments to its existing sales force to reflect the Company's expanding global footprint.  During the quarter ended March 31, 2015, the Company commenced 2015 Altra Pan as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure.

The initiation of the 2015 Altra Plan earlier in 2015 than the 2014 Altra Plan was initiated in the prior year led to part of the increase.   The 2015 Altra Plan is a more comprehensive plan and focuses on facility consolidations and overall cost structure, while the 2014 Altra Plan related primarily to severance costs related to cost reductions in Europe and adjusting the Company’s existing sales force. The Company initiated four facility consolidations under the 2015 Altra Plan and recorded an impairment charge of approximately $1.0 million in the Couplings, Clutches and Brakes business segment related to the closure of the Changzhou, China facility and $1.0 million relating to a facility consolidation in the Electromagnetic Clutches and Brakes business segment.  There were no impairment charges incurred under the 2014 Altra Plan.  The 2015 Altra Plan also included severance costs of approximately $4.7 million.

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

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Interest Expense, net	$12,164	$11,994	$170	1.4%

Interest expense.    Net interest expense remained consistent between 2014 and 2015.  The Company amended its 2015 Revolving Credit Facility during October 2015 which reduced the cost of its borrowings by approximately 0.125%.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Other non-operating income, net	$963	$(3)	$966	(32,200)%

Other non-operating (income) expense.    Other non-operating expense (income) in each period in the chart above related primarily to realized changes in foreign currency, primarily the Euro and British Pound.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2015	December 31, 2014	Change	%
Provision for income taxes	15,744	22,936	$(7,192)	(31.4)%
Provision for income taxes as a % of income before income taxes	30.8%	36.3%

Provision for income taxes.     The provision for income tax, as a percentage of income before taxes, during the year ended December 31, 2015 was lower than that of 2014.  The restructuring of certain of our foreign subsidiaries during 2014 resulted in additional income tax of $3.8 million in the United States during the year ended December 31, 2014.   The payment of these taxes allowed the Company to benefit from a foreign tax credit of approximately $0.9 million during the year ended December 31, 2015.  The remainder of the decrease in the provision as a percentage of income before taxes resulted from the ongoing benefits of the foreign reorganization.

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

Electromagnetic Clutches & Brakes.

Net sales in the Electromagnetic Clutches & Brakes segment were $219.7 million in the year ended December 31, 2015, an increase of approximately $1.1 million, or 0.5%, from the year ended December 31, 2014. The impact of changes to foreign exchange rates primarily related to the Euro and British Pound caused net sales to decrease by approximately $8.7 million compared to the prior year.   In addition, weakness in the agriculture market caused sales to decrease approximately $5.1 million. These decreases were offset by improvements of approximately $6.8 million in the turf and garden end market, and increased sales of approximately $8.1 million in the elevator and industrial brakes end markets. Segment operating income decreased $0.4 million compared to the prior year primarily as a result of the impact of foreign exchange rates on the material costs of the business segment’s European operations.

Gearing.

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our 2015 Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing 2015 Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. At December 31, 2016, we have the ability under our 2015 Revolving Credit Facility to borrow an additional $107.3 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

On October 21, 2016, the Company entered into an agreement to amend its 2015 Credit Agreement.  This amendment, which became effective upon closing of Altra’s purchase of Stromag, which was December 30, 2016, increased the Company’s 2015 Revolving Credit Facility by $75 million to $425 million.  The Company borrowed additional funds under the increased facility to finance its purchase of Stromag.  The amendment also reset the possible expansion of up to $150 million of additional future loan commitments.  In addition, the amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants.

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

As of December 31, 2016 and 2015 we had $313.6 million and $145.2 million outstanding on our 2015 Revolving Credit Facility, respectively.  As of December 31, 2016 and 2015, we had $4.1 million and $7.0 million in letters of credit outstanding, respectively. We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at December 31, 2016.

Convertible Senior Notes

In March 2011, the Company issued 2.75% Convertible Senior Notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes are guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes is payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized.

On December 12, 2016, the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee, under the Indenture governing the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the notes was 39.0809 share of the Company’s common stock. As of December 31, 2016, Convertible Notes with a principal value of approximately $39.3 million were surrendered for conversion resulting in the issuance of approximately 1.5 million shares. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.5 million and the carrying value of the remaining Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to common stock, with the exception of $0.9 million that was redeemed for cash.

Borrowings

	Amounts in millions
	December 31, 2016	December 31, 2015
Debt:
2015 Revolving Credit Facility	$313.6	$145.2
Convertible Notes	45.7	85.0
Equipment and working capital notes	—	2.8
Mortgages	12.7	10.3
Capital leases	0.4	0.5
Total debt	$372.4	$243.8

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31, 2016 and 2015, respectively.

	2016	2015	Change
Cash and cash equivalents at the beginning of the year	$50,320	$47,503	$2,817
Cash flows from (used in) operating activities	76,641	86,816	(10,175)
Cash flows from (used in) in investing activities	(206,908)	(21,705)	(185,203)
Cash flows from (used in) financing activities	149,772	(55,783)	205,555
Effect of exchange rate changes on cash and cash equivalents	(707)	(6,511)	5,804
Cash and cash equivalents at the end of the period	$69,118	$50,320	$18,798

Cash Flows for 2016

Funds provided by operating activities totaled approximately $76.6 million for fiscal 2016, a significant portion of which resulted from cash provided by net income of $25.1 million. In addition, the net impact of the add-back of certain non-cash items including depreciation, amortization, stock-based compensation, accretion of debt discount, gain on disposal of fixed assets, loss on impairment of intangibles, loss on extinguishment of debt, deferred financing costs, provision for deferred taxes, and non-cash gain on foreign currency was approximately $46.6 million.  The remainder of the funds were generated by a net decrease in current assets and liabilities of approximately $4.9 million.

Cash flows from operating activities decreased approximately $10.2 million primarily due from a decrease in net income of approximately $10.2 million. While a variety of factors can influence our ability to project future cash flow, we expect to see positive cash flows from operating activities during 2017 due to income from operations, the add-back of non-cash expenses and a continued decrease in working capital. The decrease is primarily due to the decline in sales and the increase in restructuring expenses.

The change in net cash used in investing activities was primarily due to the acquisition of Stromag in December 2016 for $188.0 million, net of cash received.

The increase in net cash from financing activities was primarily due to the additional borrowing of approximately $200 million under our 2015 Revolving Credit Facility for the Stromag Acquisition offset by payments on the 2015 Revolving Credit Facility.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of December 31, 2016, we have approximately $46.6 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Cash Flows for 2015

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

Funds provided by operating activities totaled approximately $86.8 million for fiscal 2015, a significant portion of which resulted from cash provided by net income of $35.3 million. In addition, the net impact of the add-back of certain non-cash items including depreciation, amortization, stock-based compensation, accretion of debt discount, gain on disposal of fixed assets, amortization of inventory fair value adjustment, deferred financing costs, provision for deferred taxes, and non-cash gain on foreign currency was approximately $40.6 million. The remainder of the funds came from a net decrease in current assets and liabilities of approximately $10.9 million.

Cash flows from operating activities increased approximately $2.3 million despite a decrease in net income of approximately $4.8 million. Approximately $2.0 million of the decrease in net income was related to fixed asset impairments that do not impact cash flow. The overall increase was primarily due to improved management of current receivables and inventory levels that led to the net decrease in current assets and liabilities during 2015.

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

Capital Expenditures

We made capital expenditures of approximately $18.9 million and $22.9 million in the years ended December 31, 2016 and 2015, respectively. These capital expenditures will support on-going business needs. In 2017, we forecast capital expenditures to be in the range of $25.0 million to $30.0 million, with the inclusion of Stromag.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Convertible Notes(1)	$45,656	$-	$-	$-	$-	$-	$45,656
Operating leases	7,685	6,305	4,679	3,097	2,210	4,431	28,407
Capital leases	148	148	59	8	—	—	363
Heidelberg Germany mortgage(2)	218	218	218	218	218	278	1,368
Esslingen Germany mortgage(3)	—	—	6,315	—	—	—	6,315
Zlate Moravce, Slovakia(4)	658	658	658	658	—	—	2,632
Angers France mortgage(5)	242	242	242	242	242	778	1,988
2015 Revolving Credit Facility(6)	—	—	—	313,620	—	—	313,620
Total contractual cash obligations	$54,607	$7,571	$12,171	$317,843	$2,670	$5,487	$400,349

(1)

On December 12, 2016 the Company gave notice to the Trustee, under the Indenture governing the Company’s 2.75% Convertible Senior Notes due 2031 (the “Convertible Notes”), of its intention to redeem all Convertible Notes outstanding on January 12, 2017. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present value of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date). In January 2017, the remaining principal was converted to common stock, with the exception of $0.9 million that was redeemed for cash.

(2)

A foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.5 million, or $1.6 million, at December 31, 2016.

(3)

A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the construction of its new facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0 million, or $6.5 million, at December 31, 2016. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

(4)

During 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2016, the total principal outstanding was €2.5 million, or $2.6 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2020, with an interest rate of 1.95%.

(5)

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the construction of its new facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €2.0 million, or $2.2 million, at December 31, 2016.

(6)

We have up to $425.0 million of total borrowing capacity, through October 22, 2020, under our 2015 Revolving Credit Facility of which $105.9 million is currently available. As of December 31, 2016 and 2015, there were $4.1 million and $7.0 million, respectively, of outstanding letters of credit under our 2015 Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the 2015 Revolving Credit Facility through October 2020, which are not included in the above table.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2016, there were no requirements for 2017 to 2021 which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.4 million as of December 31, 2016, have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 6 to the consolidated financial statements.

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

As of December 31, 2016, there were 199,712 shares of unvested restricted stock outstanding under the 2004 Plan and the 2014 Plan. The remaining compensation cost to be recognized through 2019 is $4.7 million. Based on the stock price at December 31, 2016, of $36.90 per share, the intrinsic value of these awards as of December 31, 2016, was $7.4 million.

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

Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2016, approximately 40% of our revenues and approximately 28% of our total operating income were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016. As of December 31, 2016, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.0% and 2.3%, respectively.

Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis. In connection with the Stromag Acquisition, a subsidiary of the Company borrowed $170.0 million which is not the functional currency of the borrower or Stromag. We entered into cross-currency interest rate swaps in 2016 to manage the cash flow risk caused by foreign exchange changes on outstanding borrowings.

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our 2015 Revolving Credit Facility that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. As of December 31, 2016, we had $313.6 million in borrowings under our 2015 Revolving Credit Facility. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $3.0 million.

We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into cross-currency interest rate swaps in 2016 to manage the cash flow risk caused by interest rate and foreign exchange changes on outstanding borrowings under the 2015 Credit Agreement of $170.0 million related to the Company’s foreign financing of the Stromag Acquisition.  We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point decrease in the LIBOR yield curve would have resulted in a decrease of approximately $1.9 million in the fair value of these swaps, while a hypothetical 50 basis point decrease in the foreign exchange rate between the Euro and US Dollar would have resulted in an increase of approximately $0.9 million in the fair value of these swaps.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Altra Industrial Motion Corp.

Braintree, Massachusetts

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altra Industrial Motion Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2017

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in thousands, except share and per share amounts

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$69,118	$50,320
Trade receivables, less allowance for doubtful accounts of $3,114 and $2,165 at December 31, 2016 and December 31, 2015, respectively	120,319	94,720
Inventories	139,840	121,156
Income tax receivable	607	5,146
Prepaid expenses and other current assets	10,429	11,217
Assets held for sale	3,874	4,597
Total current assets	344,187	287,156
Property, plant and equipment, net	177,043	145,413
Intangible assets, net	154,683	96,069
Goodwill	188,841	97,309
Deferred income taxes	2,510	3,201
Other non-current assets, net	2,560	3,184
Total assets	$869,824	$632,332
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,845	$40,297
Accrued payroll	31,302	22,312
Accruals and other current liabilities	35,080	34,990
Income tax payable	706	3,563
Current portion of long-term debt	43,690	3,187
Total current liabilities	171,623	104,349
Long-term debt - less current portion	325,969	231,568
Deferred income taxes	61,084	44,185
Pension liabilities	23,691	8,328
Other long-term liabilities	4,109	1,335
Commitments and Contingencies (See note 14)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 27,206,162 and 25,772,507 issued and outstanding at December 31, 2016 and 2015, respectively)	27	26
Additional paid-in capital	168,299	124,834
Retained earnings	191,108	181,539
Accumulated other comprehensive loss	(76,086)	(63,832)
Total stockholders’ equity	283,348	242,567
Total liabilities, and stockholders’ equity	$869,824	$632,332

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2016	2015	2014

Net sales	$708,906	$746,652	$819,817
Cost of sales	486,774	518,189	570,948
Gross profit	222,132	228,463	248,869
Operating expenses:
Selling, general and administrative expenses	140,492	139,217	156,471
Research and development expenses	17,677	17,818	15,522
Impairment of intangible assets	6,568	—	—
Restructuring costs	9,849	7,214	1,767
	174,586	164,249	173,760
Income from operations	47,546	64,214	75,109
Other non-operating income and expense:
Interest expense, net	11,679	12,164	11,994
Loss on extinguishment of debt	1,989
Other non-operating (income) expense, net	(7)	963	(3)
	13,661	13,127	11,991
Income before income taxes	33,885	51,087	63,118
Provision for income taxes	8,745	15,744	22,936
Net income	25,140	35,343	40,182
Net loss (income) attributable to non-controlling interest	—	63	(15)
Net income attributable to Altra Industrial Motion Corp.	$25,140	$35,406	$40,167
Weighted average shares, basic	25,719	26,064	26,713
Weighted average shares, diluted	25,872	26,109	27,403
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.50
Diluted net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.47
Cash dividend declared per share	$0.60	$0.57	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2016	2015	2014

Net income	$25,140	$35,343	$40,182
Other comprehensive income (loss):
Pension liability adjustment, net of tax	139	(989)	(1,685)
Change in fair value of interest rate swap, net of tax	(506)	(283)	8
Foreign currency translation adjustment, net of tax	(11,887)	(20,735)	(21,342)
Total comprehensive income	12,886	13,336	17,163
Comprehensive income attributable to non-controlling interest	-	(129)	(108)
Comprehensive income attributable to Altra Industrial Motion Corp.	$12,886	$13,207	$17,055

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2014	$27	26,820	$154,471	$133,231	$(18,396)	$269,333	$991
Stock-based compensation and vesting of restricted stock	—	79	2,233	—	—	2,233	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	40,167	—	40,167	—
Net loss attributable to non-controlling interest	—	—	—	—	—	-	15
Dividends declared, $0.46	—	—	—	(12,337)	—	(12,337)	—
Change in fair value of interest rate swap	—	—	—	—	8	8	—
Minimum Pension adjustment, net of $478 tax	—	—	—	—	(1,685)	(1,685)	—
Repurchases of common stock	(1)	(545)	(17,617)	—	—	(17,618)	—
Cumulative foreign currency translation adjustment, net of $203 tax	—	—	—	—	(21,342)	(21,342)	(123)
Balance at December 31, 2014	26	26,354	139,087	161,061	(41,415)	258,759	883
Stock-based compensation and vesting of restricted stock	—	82	2,822	—	—	2,822	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	35,406	—	35,406	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of non-controlling interest	—	—	223	—	(410)	(187)	(691)
Dividends declared, $0.57 per share	—	—	—	(14,928)	—	(14,928)	—
Change in fair value of interest rate swap	—	—	—	—	(283)	(283)	—
Minimum Pension adjustment, net of $449 tax	—	—	—	—	(989)	(989)	—
Repurchases of common stock	—	(663)	(17,298)	—	—	(17,298)	—
Cumulative foreign currency translation adjustment, net of $658 tax	—	—	—	—	(20,735)	(20,735)	(129)
Balance at December 31, 2015	26	25,773	124,834	181,539	(63,832)	242,567	—
Stock-based compensation and vesting of restricted stock	—	74	2,893	—	—	2,893	—
Net income attributable to Altra Industrial Motion Corp.	—	—	—	25,140	—	25,140	—
Conversion of Convertible Debt	1	1,536	45,285			45,286
Dividends declared, $0.60 per share	—	—	—	(15,571)	—	(15,571)	—
Change in fair value of interest rate swap, net of $52 tax	—	—	—	—	(506)	(506)	—
Minimum Pension adjustment, net of $111 tax	—	—	—	—	139	139	—
Cumulative foreign currency translation adjustment, net of $0 tax	—	—	—	—	(11,887)	(11,887)	—
Repurchase of common stock	—	(177)	(4,713)	—	—	(4,713)	—
Balance at December 31, 2016	$27	27,206	$168,299	$191,108	$(76,086)	$283,348	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in thousands

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net income	$25,140	$35,343	$40,182
Adjustments to reconcile net income to net cash flows:
Depreciation	21,604	21,559	23,118
Amortization of intangible assets	8,294	8,562	9,019
Amortization of deferred financing costs	802	1,366	927
Loss(Gain) on foreign currency, net	259	(395)	(157)
Amortization of inventory fair value adjustment	—	—	2,376
Accretion of debt discount, net	4,005	3,694	3,407
Loss on disposals and impairments	8,273	2,003	(92)
Loss on extinguishment of debt	1,989	—	—
(Benefit) provision for deferred taxes	(2,850)	(170)	2,712
Stock based compensation	4,230	4,004	3,101
Changes in assets and liabilities:
Trade receivables	(4,140)	7,223	(1,050)
Inventories	2,324	6,049	5,402
Accounts payable and accrued liabilities	4,333	2,816	(6,055)
Other current assets and liabilities	529	(3,343)	860
Other operating assets and liabilities	1,849	(1,895)	749
Net cash provided by operating activities	76,641	86,816	84,499
Cash flows from investing activities
Purchase of property, plant and equipment	(18,941)	(22,906)	(28,050)
Proceeds from sale of property	—	1,201	848
Acquisition of Stromag and Guardian businesses, net of cash acquired	(187,967)	—	(15,092)
Net cash used in investing activities	(206,908)	(21,705)	(42,294)
Cash flows from financing activities
Payment of debt issuance costs	(650)	(1,006)	—
Payments on term loan facility	—	(130,063)	(23,247)
Payments on Revolving Credit Facility	(31,861)	(14,998)	(9,190)
Dividend payments	(11,667)	(14,928)	(15,033)
Borrowing under Revolving Credit Facility	200,579	120,036	8,000
Payments of equipment, working capital notes, mortgages and other debt	(3,308)	(3,864)	(2,236)
Proceeds from equipment, working capital notes, mortgages and other debt	2,729	8,398	6,517
Shares surrendered for tax withholding	(1,337)	(1,182)	(1,158)
Purchase of non-controlling interest in Lamiflex	—	(878)	—
Purchases of common stock under share repurchase program	(4,713)	(17,298)	(17,618)
Net cash provided by financing activities	149,772	(55,783)	(53,965)
Effect of exchange rate changes on cash and cash equivalents	(707)	(6,511)	(4,341)
Net change in cash and cash equivalents	18,798	2,817	(16,101)
Cash and cash equivalents at beginning of year	50,320	47,503	63,604
Cash and cash equivalents at end of period	$69,118	$50,320	$47,503
Cash paid during the period for:
Interest	$7,161	$7,237	$7,618
Income taxes	$10,855	$15,729	$31,631
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$459	$1,129	$1,642
Conversion of convertible senior notes to common stock	$45,286	$—	$—
Acquisition of property, plant and equipment through capital leases	$—	$—	$539

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in thousands (unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 42 product lines with production facilities in twelve countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2016	2015	2014
Net income attributable to Altra Industrial Motion Corp.	$25,140	$35,406	$40,167
Shares used in net income per common share - basic	25,719	26,064	26,713
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	132	43	612
Incremental shares of unvested restricted common stock	21	2	78
Shares used in net income per common share - diluted	25,872	26,109	27,403
Earnings per share:
Basic net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.50
Diluted net income attributable to Altra Industrial Motion Corp.	$0.97	$1.36	$1.47

On December 12, 2016 the Company gave notice to the holders of 2.75% Convertible Senior Notes due 2031 (the “Convertible Notes”), of its intention to redeem all Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”). In lieu of receiving the redemption price, holders of the Convertible Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016 approximately $39.3 million Convertible Notes were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to 1.7 million shares of common stock, and $0.9 million was redeemed for cash. As a result of the conversion of the Convertible Notes in December 2016 and January 2017, the weighted-average basic shares outstanding will include an additional 3.2 million shares commencing in January 2017.

Prior to October 1, 2016, the Company had used the treasury stock method to account for the dilutive impact of the Convertible Notes as the Company had assumed that the outstanding principal would be repaid in cash and the premium, if any, would be settled in stock. After the Company gave notice to the holders of the Convertible Notes of its intent to redeem both the principal and the premium for cash, the Company was required to use the if-converted method to calculate the dilutive impact of the Convertible Notes. If the Convertible Notes were presumed to have been converted on October 1, 2016, the impact of the Convertible Notes was determined to be antidilutive because the interest (net of tax) per common share exceeded the dilutive effect of the issuance of the additional shares.

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

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Company’s 2015 Credit Agreement with certain financial institutions including the 2015 Revolving Credit Facility of $313.6 million approximates the fair value due to the variable rate nature at current market rates which approximate the terms that were negotiated in October 2015.

The carrying amount of the 2.75% Convertible Notes (the “Convertible Notes”) was $42.9 million and $85.0 million at December 31, 2016 and 2015, respectively. The estimated fair value of the Convertible Notes at December 31, 2016 and 2015 was $65.5 million and $91.7 million, respectively, based on inputs other than quoted prices that are observable for the Convertible Notes (level 2).

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1.  This includes money market fund investments of $0.1 million and $0.3 million at December 31, 2016 and 2015, respectively.

The Company recognized an impairment loss on its Electromagnetic, Clutches and Brakes facility in Saint Barthelemy, France and in its Couplings, Clutches and Brakes facility in Changzhou, China, of approximately $1.1 million, and $0.9 million, respectively, during the year ended December 31, 2015. In addition, during the year ended December 31, 2016, the company recorded an impairment of $0.9 million at its facility in Changzhou, China. The Company estimated the fair value of the buildings based on appraisals and sales prices of like properties (level 2).  The net book value of the buildings is classified as an asset held for sale in the consolidated balance sheet (See note 4).

During the fourth quarter of 2016, the Company recognized an impairment of the TB Woods trademark, part of the Couplings, Clutches and Brakes segment, totaling $6.6 million. The fair value of the trademark was measured using an income approach (Level 3 inputs) that required management to estimate future cash flows underlying the trademark and discounting those projections to arrive at the present value of those projected cash flows. The significant inputs include projected cash flows, an assumed royalty rate and the discount rate.

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including a cross-currency swap included in Note 13.

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

Foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying consolidated statements of income.

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

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks for each of the reporting units. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.25%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks. For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We compared the estimated fair value of our trademarks with the carrying value of the trademarks and recorded an impairment to the carrying value of the TB Woods trademark of $6.6 million as a result of decreased revenues due to the decline in the oil and gas market.

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

Impairment of Long-Lived Assets Other Than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets, including definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time.

During the fourth quarter of 2016, the trademark impairment at TB Woods was identified and recorded. This indicated that there could be an impairment of long lived assets at that business. We assessed the other long lived assets at TB Woods for impairment and did not identify any indications of impairment.

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

Self-Insurance

Certain exposures are self-insured up to pre-determined amounts, above which third-party insurance applies, for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates. The costs of retained loss for the self-insurance programs, at each balance sheet date, have not been material in any period.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $2.8 million, $3.1 million and $2.9 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We assess our income tax positions and record tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Interest and penalties are related to unrecognized tax benefits in income tax expense in the consolidated statement of income and included in accruals and other long-term liabilities in the Company’s consolidated balance sheet, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Loss for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2014	$135	$(3,133)	$(15,398)	$(18,396)
Net current-period Other Comprehensive Income (Loss), net of tax	8	(1,685)	(21,342)	(23,019)
Accumulated Other Comprehensive Income (Loss) by Component, December 31, 2014	143	(4,818)	(36,740)	(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Income (Loss), net of tax	(283)	(989)	(20,735)	(22,007)
Accumulated Other Comprehensive Loss by Component, December 31, 2015	(140)	(5,807)	(57,885)	(63,832)
Net current-period Other Comprehensive Income Loss, net of tax	(506)	139	(11,887)	(12,254)
Accumulated Other Comprehensive Loss by Component, December 31, 2016	$(646)	$(5,668)	$(69,772)	$(76,086)

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. This guidance will be effective for us on January 1, 2018. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force) (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. We do not expect that the impact of the adoption of this guidance will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company on January 1, 2017. We do not expect the impact of adopting this new accounting guidance will be material to our consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements but expect that we will record a material lease obligation upon the adoption of this standard.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires most entities to measure most inventories at the lower of cost or net realizable value (“NRV”). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-07”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements, but currently does not expect the adoption to be material to our consolidated financial statements.

2.    Acquisitions

On December 30, 2016, the Company consummated an agreement to acquire the Stromag business (“Stromag”) from GKN plc for €186.4 million ($196.7 million) less the cash remaining on the balance sheet of €8.3 ($8.8  million).

Stromag is a manufacturer of an array of engineered products including clutches and brakes, flexible couplings, limit switches and friction discs. Stromag serves the agricultural equipment, construction, crane & hoist, marine, metal processing, renewable energy and general industrial markets. The Stromag business is headquartered in Unna, Germany and has operations in Germany, France, the U.S., the UK, Brazil, India and China.

Altra financed the transaction through a combination of cash and additional borrowings under its 2015 Credit Agreement. Under the purchase agreement, the seller agreed to provide the Company with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on the Company’s financial condition and results of operations, and there is no guarantee that the Company would actually be able to recover all or any portion of the sums payable in connection with such breach. The Company is subject to substantially all the liabilities of Stromag that were not satisfied on or prior to the closing date. There may be liabilities that the Company underestimated or did not discover in the course of performing the Company’s due diligence investigation of Stromag.

The closing date of the Stromag Acquisition was December 30, 2016, and as a result, the Company’s consolidated financial statements reflect Stromag’s results of operations from the beginning of business on December 31, 2016 forward.

As of December 31, 2016, the allocation of price for the Stromag Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The purchase price allocation as of the acquisition date is as follows:

Total purchase price, excluding acquisition costs of approximately $2.9 million	$196,725
Cash and cash equivalents	$8,758
Trade receivables	24,367
Inventories	24,339
Property, plant and equipment	40,411
Intangible assets	75,516
Total assets acquired	173,391
Accounts payable	15,370
Accrued payroll	8,425
Accrued expenses and other current liabilities	3,833
Deferred tax liability	26,880
Pension liability	15,283
Total liabilities assumed	69,791
Net assets acquired	103,600
Excess purchase price over fair value of net assets acquired	$93,125

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is generally not deductible for income tax purposes with the exception of approximately $12.8 million in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Stromag.

Intangible assets acquired consist of:
Customer relationships	$56,740
Trade names and trademarks	18,776
Total intangible assets	$75,516

Customer relationships are subject to amortization, and will be recognized on a straight-line basis over the estimated useful life of 15 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets. The tradenames and trademarks are considered to have an indefinite life and will note be amortized.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2016 and 2015 as if the Company had acquired Stromag on January 1, 2015. The pro forma information contains the actual operating results of the Company and Stromag, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; and (iii) additional interest expense associated with debt that was used to finance the acquisition.

	Proforma (unaudited)
	Year to Date Period Ended
	December 31, 2016	December 31, 2015
Total revenues	$851,537	$892,525
Net income	28,252	31,799
Basic earnings per share	1.10	1.22
Diluted earnings per share	$1.10	$1.22

3.    Inventories

Inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$45,507	$34,169
Work in process	20,128	12,864
Finished goods	74,205	74,123
	$139,840	$121,156

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Land	$28,098	$22,403
Buildings and improvements	69,350	46,269
Machinery and equipment	239,669	222,526
	337,117	291,198
Less-Accumulated depreciation	(160,074)	(145,785)
	$177,043	$145,413

Management completed the plan to exit its owned Electromagnetic Clutches and Brakes facility in Allones, France. The facility was consolidated into the Company’s existing Electromagnetic Clutches and Brakes operation in Saint Barthelemy, France. The Company recognized an impairment loss on the building of approximately $1.1 million in 2015. The Company also completed the closure of its Couplings, Clutches and Brakes facility in Changzhou, China. The Company recognized impairment losses on the building of approximately $0.9 million in both 2016 and 2015. The impairments for the facilities in Allones, France and Changzhou, China were recognized in restructuring costs in the consolidated statement of income. Both of these buildings are actively being marketed by the Company and the Company expects to complete the sale of the properties within twelve months. The buildings, having a net book value of approximately $3.9 million and $4.6 million for the years ended December 31, 2016 and 2015, are classified as assets held for sale in the consolidated balance sheet.

The Company recorded $21.6 million, $21.6 million and $23.1 million of depreciation expense in the years ended December 31, 2016, 2015, and 2014, respectively.

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2016 and 2015 are as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2015	$28,464	$25,142	$48,481	$102,087
Impact of changes in foreign currency and other	(3,174)	(481)	(1,123)	(4,778)
Net goodwill balance December 31, 2015	25,290	24,661	47,358	97,309
Acquisition of Stromag	80,340	12,785	-	93,125
Impact of changes in foreign currency and other	(1,165)	(285)	(143)	(1,593)
Net goodwill balance December 31, 2016	$104,465	$37,161	$47,215	$188,841

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$50,416	$—	$50,416	$39,625	$—	$39,625
Intangible assets subject to amortization:
Customer relationships	164,406	60,761	$103,645	112,408	56,677	55,731
Product technology and patents	6,090	5,468	$622	6,049	5,336	713
Total intangible assets	$220,912	$66,229	$154,683	$158,082	$62,013	$96,069

As a result of the annual indefinite-lived asset impairment review in the fourth quarter of 2016, the Company determined that the trademark at one reporting unit was impaired and therefore recorded a pre-tax charge of $6.6 million in the consolidated statement of income.

The Company recorded $8.3 million, $8.6 million, and $9.0 million of amortization for the years ended December 31, 2016, 2015 and 2014, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 17 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $9.1 million in 2017 and in each of the next four years and then $58.9 million thereafter.

6.    Warranty Costs

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

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$9,468	$7,792	$8,739
Accrued current period warranty expense	1,355	4,429	1,537
Acquired warranty reserve	1,636	—	—
Payments and adjustments	(3,301)	(2,753)	(2,484)
Balance at end of period	$9,158	$9,468	$7,792

7.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	December 31, 2016	December 31, 2015	December 31, 2014
Domestic	$4,448	$33,481	$33,065
Foreign	29,437	17,606	30,053
Total	$33,885	$51,087	$63,118

The components of the provision for income taxes consist of the following:

	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$3,525	$8,866	$12,545
State	287	467	299
Non-US	7,783	6,581	7,380
	11,595	15,914	20,224
Deferred:
Federal	(2,177)	572	2,673
State	(300)	280	198
Non-US	(373)	(1,022)	(159)
	(2,850)	(170)	2,712
Provision for income taxes	$8,745	$15,744	$22,936

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Tax at US federal income tax rate	$11,871	$17,881	$22,092
State taxes, net of federal income tax effect	(141)	578	495
Change in tax rate	(102)	32	11
Foreign reorganization	—	(710)	3,786
Foreign taxes	(2,593)	(2,050)	(2,888)
Adjustments to accrued income tax liabilities and uncertain tax positions	47	(18)	(287)
Valuation allowance	118	1,218	612
Tax credits and incentives	(296)	(420)	(666)
Domestic manufacturing deduction	(486)	(1,051)	(1,201)
Other	327	284	982
Provision for income taxes	$8,745	$15,744	$22,936

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2013.  Additionally, the Company has indemnification agreements with the sellers of the Guardian, Svendborg, Lamiflex, Bauer and Stromag entities that provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$409	$434	$627
Settlements	—	—	(176)
Lapse of statute of limitations	—	(25)	(17)
Balance at end of period	$409	$409	$434

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties of $0.1 million during the years ended December 31, 2016, 2015 and 2014. The total gross amount of interest and penalties related to uncertain tax positions at December 31, 2016, 2015 and 2014 was $0.2 million, $0.2 million, and $0.2 million, respectively. Although it is reasonably possible that a change in the balance of unrecognized tax benefits might occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Post-retirement obligations	$2,833	$1,123
Tax credits	1,693	1,787
Expenses not currently deductible	12,987	13,222
Net operating loss carryover	5,228	5,629
Other	994	771
Total deferred tax assets	23,735	22,532
Valuation allowance for deferred tax assets	(6,183)	(6,728)
Net deferred tax assets	17,552	15,804
Deferred tax liabilities:
Property, plant and equipment	21,982	17,737
Intangible assets	39,044	19,989
Basis difference - convertible debt	7,670	12,741
Goodwill	7,430	6,321
Total deferred liabilities	76,126	56,788
Net deferred tax liabilities	$58,574	$40,984

On December 31, 2016 the Company had state net operating loss (NOL) carry forwards of $14.7 million, which expire between 2023 and 2032, and non U.S. NOL and capital loss carryforwards of $20.1 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $2.0 million available to reduce future income taxes that expire between 2017 and 2030.

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

A provision has not been made for U.S. or additional non-U.S. taxes on $95.1 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently reinvested outside the U.S. except for instances where the Company has already been subject to tax in the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

8.    Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2016 and 2015:

	Pension Benefits
	US Plan		Non-U.S. Plans		Total Pension Benefits
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015
Change in benefit obligation:
Obligation at beginning of period	$26,188	$26,242	$7,802	$8,619	$33,990	$34,861
Assumed Stromag benefit obligation	—	—	15,284	—	15,284	—
Service cost	3	0	92	92	95	92
Interest cost	1,016	987	171	181	1,187	1,168
Partial settlement payments	—	—	(149)	—	(149)	—
Actuarial (gains) losses	530	79	520	(34)	1,050	45
Foreign exchange effect	—	—	(263)	(883)	(263)	(883)
Benefits paid	(2,093)	(1,120)	(257)	(173)	(2,350)	(1,293)
Obligation at end of period	$25,644	$26,188	$23,200	$7,802	$48,844	$33,990
Change in plan assets:
Fair value of plan assets, beginning of period	$25,432	$24,558	$230	$310	25,662	$24,868
Partial settlement payments	—		—	—	—	-
Actual return on plan assets	1,765	(555)	8	13	1,773	(542)
Employer contributions	—	2,738	248	100	248	2,838
Plan expenses	(173)	(189)	(7)	(20)	(180)	(209)
Benefits paid	(2,093)	(1,120)	(257)	(173)	(2,350)	(1,293)
Fair value of plan assets, end of period	$24,931	$25,432	$222	$230	$25,153	$25,662
Funded status	$713	$756	$22,978	$7,572	$23,691	$8,328
Amounts recognized in the balance sheet consist of:
Total 'Non-current liabilities	$713	$756	$22,978	$7,572	$23,691	$8,328

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2016 and 2015 was $48.8 million and $34.0 million, respectively. Non-U.S. pension liabilities are $23.2 million and $7.8 million at December 31, 2016 and 2015, respectively.

Included in accumulated other comprehensive loss at December 31, 2016 and 2015, is $5.7 million (net of $2.0 million in taxes) and $ 5.8 million (net of $2.1 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2016 and 2015, presented above are as follows:

	US Pension Benefits		Non US Pension Benefits
	2016	2015	2016	2015
Pension benefits	3.80%	3.90%	1.75%	2.25%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	US Plan		Non-US Plans		Total Pension Benefits
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015
Service cost	3	—	$92	$92	$95	$92
Interest cost	1,016	987	171	181	1,187	1,168
Expected return on plan assets	(770)	(882)	(7)	(7)	(777)	(889)
Non-cash impact of partial pension settlement	—	—	(149)	—	(149)	-
Amortization of actuarial losses	213	168	203	217	416	385
Net periodic benefit cost	$462	$273	$310	$483	$772	$756

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	US Plan		Non US Plan
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015
Discount rate	3.90%	3.70%	2.50%	2.50%
Expected return on plan assets	3.90%	3.70%	2.50%	2.50%

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2016 and 2015 by asset category is as follows:

	2016	2015
Asset Category
Fixed income (Level 1)
U.S. government	$3,849	$4,384
Corporate bonds	—	—
Investment grade	6,239	16,916
High yield	3,022	2,963
Total fixed income	13,110	24,263
Investment grade (Level 2)	11,560	—
Other (Level 2)	222	260
Cash and cash equivalents (Level 1)	261	1,139
Total assets at fair value	$25,153	$25,662

The asset allocations for the Company’s funded retirement plan at December 31, 2016 and 2015, respectively, and the target allocation for 2016, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2016 Actual	2016 Target	2015 Actual
Asset Category
U.S. Government Bonds	15%	0 - 50%	17%
Investment Grade Bonds	72%	0 - 100%	68%
High Yield Bonds	12%	0 - 25%	11%
Cash	1%	0 - 5%	4%

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

Pension Benefits
Expected benefit payments (from plan assets)
2017	$1,614
2018	1,678
2019	1,756
2020	1,753
2021	1,692
Thereafter	$8,290

The Company has no minimum cash funding requirements associated with its pension plans for years 2017 through 2021.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $2.8 million, $4.0 million and $4.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

9.    Long-Term Debt

	December 31, 2016	December 31, 2015
Debt:
2015 Revolving Credit Facility	$313,620	$145,152
Convertible Notes	45,656	85,000
Mortgages and other	12,755	10,333
Equipment and working capital notes	—	2,832
Capital leases	363	500
Total debt	372,394	243,817
Less: debt discount, net of accretion	(2,735)	(9,062)
Total debt, net of unaccreted discount	$369,659	$234,755
Less current portion of long-term debt	(43,690)	(3,187)
Total long-term debt, net of unaccreted discount	$325,969	$231,568

Second Amended and Restated Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement which may be amended from time to time (the “2015 Credit Agreement”). Under the 2015 Credit Agreement, the amount of the Company’s prior revolving credit facility was increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of the 2015 Revolving Credit Facility was October 22, 2020.

The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the 2015 Credit Agreement. The rate at December 31, 2016 was 1.5%.  A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement.  This amendment, which became effective upon closing of the purchase of Stromag, which was December 30, 2016, increased the 2015 Revolving Credit Facility by $75 million to $425 million. The Company used additional borrowings under the increased facility to finance its purchase of Stromag. In addition, the amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants. The pricing terms and maturity date under the 2015 Credit Agreement remain unchanged. The Company paid $0.6 million in fees in connection with the October 2016 amendment, which is recorded in other non-current assets.

As of December 31, 2016, the Company had $313.6 million outstanding on our 2015 Revolving Credit Facility, including $295.2 million outstanding on our USD tranche at an interest rate of 2.27% and $18.4 million outstanding on our Euro tranche at an interest rate of 1.5%.  As of December 31, 2015 the Company had $145.2 million outstanding on our 2015 Revolving Credit Facility. As of December 31, 2016 and 2015, the Company had $4.1 million and $7.0 million in letters of credit outstanding, respectively. The Company had $107.3 million available to borrow under the 2015 Revolving Credit Facility at December 31, 2016 and may borrow an additional $150 million under certain circumstances.

Convertible Senior Notes

In March 2011, the Company issued Convertible Senior Notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes were guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes was payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the offering were $81.3 million, net of fees and expenses that were capitalized. The proceeds from the offering were used to fund the Bauer Acquisition, as well as bolster the Company’s cash position.

The Convertible Notes were scheduled to mature on March 1, 2031, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash or shares, or a combination thereof, at the Company’s election. The Convertible Notes were convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 36.0985 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $27.70 per share of our common stock), in certain circumstances. The conversion price at December 31, 2016 was $25.59 per share. Prior to March 1, 2030, the Convertible Notes were convertible only in the following circumstances: (1) during any fiscal quarter commencing after June 30, 2011 if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) if the Convertible Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. On or after March 1, 2030, and ending at the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election.

If a fundamental change occurred, the Convertible Notes were redeemable at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the repurchase date. The Convertible Notes were also redeemable on each of March 1, 2018, March 1, 2021, and March 1, 2026 for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but excluding, the option repurchase date.

As of March 1, 2015, the Company had the ability to call all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock, or combination thereof, at the Company’s option, equal to the sum of the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through March 1, 2018 to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day. On or after March 1, 2018, the Company could redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest (including contingent and additional interest, if any) to, but not including, the redemption date.

The Company separately accounted for the debt and equity components of the Convertible Notes to reflect the issuer’s non-convertible debt borrowing rate, which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $85.0 million was bifurcated into a debt component of $60.5 million and an equity component of $24.5 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 8.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company paid approximately $3.7 million of issuance costs associated with the Convertible Notes. The Company recorded $1.0 million of debt issuance costs as an offset to additional paid-in capital. The remaining balance of $2.7 million of debt issuance costs was classified as short term debt.

On December 12, 2016 the Company gave notice to the holders of the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016 approximately $39.3 million notes were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to common stock, with the exception of $0.9 million that was redeemed for cash.

The carrying amount of the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows as of December 31,:

	2016	2015

Principal amount of debt	$85,000	$85,000
Redemption of convertible notes	39,344	-
Unamortized discount	2,735	9,062
Carrying value of debt	$42,921	$75,938

Interest expense associated with the Convertible Notes consisted of the following:

	Year to Date Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Contractual coupon rate of interest	$2,338	$2,338	$2,338
Accretion of Convertible Notes discount and amortization of deferred financing costs	4,426	4,048	3,760
Interest expense for the convertible notes	$6,764	$6,386	$6,098

     Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage had a remaining principal balance of €1.3 million or $1.4 million and €1.5 million or $1.6 million at December 31, 2016 and December 31, 2015, respectively.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany.  The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $6.3 million, and €6.0 million, or $6.5 million, at December 31, 2016 and December 31, 2015, respectively. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Zlate Moravce Slovakia

During 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2016, the total principal outstanding was €2.5 million, or $2.6 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, secured by its facility in Angers, France.  The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage had a balance of €1.9 million, or $2.0 million and €2.0 million, or $2.2 million, at December 31, 2016 and December 31, 2015, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.4 million and $0.5 million at December 31, 2016 and 2015, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2016 or 2015 under any of the overdraft agreements.

10.    Stockholders’ Equity

Common Stock (shares not in thousands)

As of December 31, 2016, there were 90,000,000 shares of common stock authorized and 27,206,162 outstanding. On December 12, 2016 the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee, under the Indenture governing the Convertible Notes, of its intention to redeem all of Convertible Notes outstanding on January 12, 2017, pursuant to the optional redemption provisions in the Indenture. In lieu of receiving the redemption price, holders of the Convertible Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. As of December 31, 2016, Convertible Notes with a principal value of approximately $39.3 million were surrendered for conversion resulting in the issuance of an additional 1,536,992 common shares.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2016 or 2015.

Restricted Common Stock

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the 2014 Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2016, 2015 and 2014 was $4.2 million ($2.9 million, net of tax), $4.0 million ($2.8 million, net of tax), and $3.4 million ($2.9 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.
The following table sets forth the activity of the Company’s restricted stock grants to date:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2016	161,010	$28.53
Shares granted	174,199	23.03
Shares for which restrictions lapsed	(135,497)	27.97
Shares unvested December 31, 2016	199,712	$24.68

Total remaining unrecognized compensation cost is approximately $4.7 million as of December 31, 2016, and will be recognized over a weighted average remaining period of two years. Based on the stock price at December 31, 2016, of $36.90 per share, the intrinsic value of these awards as of December 31, 2016, was $7.4 million. The fair value of the shares in which the restrictions have lapsed was $3.8 million, $3.5 million, and $3.8 million, during 2016, 2015, and 2014, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Share Repurchase Program

In May 2014, our board of directors approved a share repurchase program the (“2014 Program”) authorizing the buyback of up to $50.0 million of the Company’s common stock. Through this program, the Company purchased shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased was at the discretion of management and depended on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program were retired.

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the 2014 Program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

For the year ended December 31, 2016, the Company repurchased 177,053 shares of common stock at an average purchase price of $25.65 per share, all of which were purchased under the 2014 Program prior to its termination.

Dividends

The Company declared and paid dividends of $0.60 per share of common stock for the year ended December 31, 2016.

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

11.    Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2016, 2015 and 2014.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments and derivative transactions. Cash and investments are held by well-established financial institutions and invested in AAA rated mutual funds or United States Government securities. The Company is exposed to swap counterparty credit risk with financial institutions. The Company’s counterparty is a well-established financial institution.

Approximately 43% of the Company’s labor force (14% and 72% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire June 2017, July 2017, February 2018, and November 2019, respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

12.    Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.

The following table details restructuring charges incurred by segment for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Couplings, Clutches & Brakes	$7,302	$2,527	$444
Electromagnetic Clutches & Brakes	1,286	1,600	614
Gearing	287	3,080	603
Corporate	974	7	106
Total	$9,849	$7,214	$1,767

The amounts for 2016 are comprised of approximately $2.7 million in severance, $1.7 million in consolidation costs, $2.8 million in relocation costs, $0.9 million in building impairments, and $1.7 million in other restructuring costs. The amounts for 2015 were related to approximately $5.2 million in severance and $2.0 million in building impairments, while the amounts for 2014 were limited to severance related to staff reductions and are classified in the accompanying consolidated statements of income as restructuring costs in the respective periods.

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

The following table is a reconciliation of the accrued restructuring costs between January 1, 2014 and December 31, 2016.

All Plans
Balance at January 1, 2014	$429
Restructuring expense incurred	1,767
Cash payments	(1,807)
Balance at December 31, 2014	389
Restructuring expense incurred	7,214
Non-cash loss on impairment of fixed assets	(2,003)
Cash payments	(3,389)
Balance at December 31, 2015	2,211
Restructuring expense incurred	9,849
Non-cash loss on impairment of fixed assets	(1,521)
Cash payments	(8,568)
Balance at December 31, 2016	$1,971

The total accrued restructuring reserve as of December 31, 2016 relates to severance costs to be paid to former employees in 2016 and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet. The Company expects to incur between approximately $1.0 million and $3.5 in additional restructuring expenses between 2017 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.

13.    Derivative Financial Instruments

The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and occasionally on commodity prices. Derivative instruments utilized during the period include interest rate swap agreements and foreign currency contracts. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cross Currency Interest rate Swaps

The Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of the Company’s wholly owned Dutch subsidiary.  The currency adjustments related to this loan are recorded in Other non-operating (income) expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in Other non-operating (income) expense, net. To manage this foreign currency and interest rate cash flow exposure, the Company entered into a cross-currency interest rate swap that converts $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument.  In addition, the Company entered into two cross-currency interest rate swaps that convert an additional $70.0 million of the U.S. dollar denominated floating interest payments to functional currency (euro) floating interest payments during the life of the hedging instruments.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

The Company designated the $100.0 million swap as a cash flow hedge, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings.  There were no amounts recorded for ineffectiveness for the periods reported herein related to the cross-currency interest rate swaps.

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 31, 2016, approximately $0.7 million of unrealized losses related to the interest rate swaps were included in Accumulated other comprehensive loss, respectively.

The following table summarizes outstanding swap for which the Company has recorded at December 31, 2016.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Floating Leg		Floating Leg	Settlement	Effective
into	Instrument	(thousands)	(swap counterparty)	Fixed Rate	(Company)	Dates	Period of swap
12/21/2016	Cross currency interest rate swap	$100,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	1.027% EUR	N/A	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2019
12/21/2016	Cross currency interest rate swap	40,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.920%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2018
12/21/2016	Cross currency interest rate swap	30,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.721%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 6/30/2017

The following table summarizes the location and fair value, using Level 2 inputs (see Note 1 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands).

		December 31,
	Balance Sheet Location	2016
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$1,642
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	889
		$2,531

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands).

		December 31,
	Income Statement Location	2016
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$995
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	889
		$1,884

14.    Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to 11  years and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows.

Year ending December 31:	Operating Leases	Capital Leases
2017	$7,685	$148
2018	6,305	148
2019	4,679	72
2020	3,097	8
2021	2,210	—
Thereafter	4,431	—
Total lease obligations	$28,407	$376
Less amounts representing interest		(13)
Present value of minimum capital lease obligations		$363

Net rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $8.9 million, $9.0 million, and $8.8 million, respectively.

The Company also has minimum purchase contracts for inventory of €4.8 million ($5.1 million) for the year ended December 31, 2016.

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2016 or 2015.

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

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2016	2015	2014
Net Sales:
Couplings, Clutches & Brakes	$305,406	$342,299	$396,089
Electromagnetic Clutches & Brakes	217,856	219,676	218,550
Gearing	192,003	192,252	212,628
Inter-segment eliminations	(6,359)	(7,575)	(7,450)
Net sales	708,906	746,652	819,817
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	20,941	38,750	49,299
Electromagnetic Clutches & Brakes	26,406	21,634	22,014
Gearing	22,718	21,094	22,698
Restructuring	(9,849)	(7,214)	(1,767)
Corporate expenses (1)	(12,670)	(10,050)	(17,135)
Income from operations	47,546	64,214	75,109
Other non-operating (income) expense:
Net interest expense	11,679	12,164	11,994
Loss on extinguishment of convertible debt	1,989	-	-
Other non-operating (income) expense, net	(7)	963	(3)
	13,661	13,127	11,991
Income before income taxes	33,885	51,087	63,118
Provision for income taxes	8,745	15,744	22,936
Net income	$25,140	$35,343	$40,182
(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and non-cash partial pension settlements.

While the Company did not have any customers that represented total sales of greater than 10%, the Gearing business segment had one customer that approximated 10.2% of total sales during the year ended December 31, 2016.

Selected information by segment (continued)

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Couplings, Clutches & Brakes	$15,180	$15,897	$17,196
Electromagnetic Clutches & Brakes	4,615	4,565	5,009
Gearing	7,000	6,617	7,447
Corporate	3,103	3,042	2,485
Total depreciation and amortization	$29,898	$30,121	$32,137

	Years Ended December 31,
	2016	2015
Total assets:
Couplings, Clutches & Brakes	$511,934	$312,117
Electromagnetic Clutches & Brakes	169,507	125,887
Gearing	147,829	150,860
Corporate (2)	40,554	43,468
Total assets	$869,824	$632,332

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,
	2016	2015	2014	2016	2015
North America (primarily U.S.)	$418,536	$452,172	$488,523	$81,675	$84,960
Europe	217,736	218,857	255,049	89,672	52,949
Asia and other	72,634	75,623	76,245	5,696	7,504
Total	$708,906	$746,652	$819,817	$177,043	$145,413

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

16.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2016

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$172,647	$173,132	$182,674	$180,453
Gross Profit	55,127	54,175	58,200	54,630
Net income (1)	1,668	5,313	9,349	8,810
Earnings per share — Basic
Net income	$0.06	$0.21	$0.36	$0.34
Earnings per share — Diluted
Net income	$0.06	$0.21	$0.36	$0.34
(1) Includes restructuring costs by quarter	$3,258	$3,397	$1,641	$1,553

Year ended December 31, 2015

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$173,628	$183,053	$196,610	$193,361
Gross Profit	54,204	55,800	59,986	58,473
Net income (1)	6,108	10,221	9,679	9,398
Earnings per share — Basic
Net income	$0.23	$0.39	$0.37	$0.36
Earnings per share — Diluted
Net income	$0.23	$0.39	$0.37	$0.36
(1) Includes restructuring costs by quarter	$2,220	$651	$2,587	$1,756

17.    Subsequent Events

On February 8, 2017, the Company declared a dividend of $0.15 per share for the quarter ended March 31, 2017, payable on April 4, 2017 to shareholders of record as of March 17, 2017.

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%.  The effective date was January 31, 2017 and the maturity date is January 31, 2020.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Note Regarding Acquisition

In making its assessment of disclosure controls and procedures and internal control over financial reporting as of December 31, 2016, management has excluded the operations of various legal entities which make up the Stromag Acquisition (consolidated by the Company as of December 30, 2016). The Company is currently assessing the control environment of this acquired business.

The Company’s consolidated financial statements reflect Stromag’s results of operations from the beginning of business on December 30, 2016 forward. The acquired businesses’ total assets were 20% of the Company’s total assets as of December 31, 2016. Given the December 30, 2016 acquisition date, the acquired businesses did not contribute to the Company’s revenue in 2016.

1.    Disclosure Controls and Procedures

As of December 31, 2016, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

As discussed in Item 1 of this Annual Report under the caption “Business” and in note 2 to our consolidated financial statements included in this Annual Report, we completed our acquisition of Stromag on December 30, 2016.  Management excluded from its assessment the internal control over financial reporting at Stromag, and whose financial statements constitute 20% percent of total assets as of December 31, 2016. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Altra Industrial Motion Corp.

Braintree, Massachusetts

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stromag, which was acquired on December 30, 2016 and whose financial statements constitute 20% of total assets of the consolidated financial statement amounts as of December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Stromag. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2017

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended December 31, 2016, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a European distributor, for ultimate re-sale to an Iranian customer for use in a gas refinery project.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 17.1 thousand and net profits were approximately GBP 3.6 thousand.  Bibby intends to continue pursuing opportunities with this distributor and end customer, to the extent compliant with applicable law.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2017 Proxy Statement to be filed no later than 120 days after December 31, 2016.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2017 Proxy Statement to be filed no later than 120 days after December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2017 Proxy Statement to be filed no later than 120 days after December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2017 Proxy Statement to be filed no later than 120 days after December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2017 Proxy Statement to be filed no later than 120 days after December 31, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2016 and 2015
ii.	Consolidated Statements of Income for the Fiscal Years ended December 31, 2016, 2015 and 2014
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2016, 2015 and 2014
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2016, 2015 and 2014
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2016, 2015 and 2014
vi.	Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2016 and 2015

(2) Financial Statement Schedule

ii.	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits List

Number	Description

2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and CPT Acquisition Corp., a subsidiary of Altra Holdings, Inc.

2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.

2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein.

2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein.

2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.6(9)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries).**

2.7(14)	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S.**
2.8	Master Sale and Purchase Agreement, dated December 30, 2016, between GKN Industries Limited and Altra Industrial Motion Corp.*
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(6)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.3(12)

Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(4)	Form of Common Stock Certificate.

4.2(8)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(6)	Form of Indemnification Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(16)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(13)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.†

10.11(8)	Purchase Agreement dated March 1, 2011 among the Company, the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

10.12(17)

Second Amended and Restated Credit Agreement, dated as of October 22, 2015, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

Number	Description
10.13

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2016, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.*

10.14(17)

Omnibus Reaffirmation and Ratification and Amendment of Collateral Documents dated as of October 22, 2015, by and among Altra Industrial Motion Corp. and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.15(11)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #

10.16(11)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of JPMorgan Chase Bank, N.A. #

10.17(11)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A.

10.18(17)	Patent Security Agreement, dated October 22, 2015, by Warner Electric Technology LLC in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.19(17)

Trademark Security Agreement, dated October 22, 2015, among Ameridrives International, LLC, Boston Gear LLC, Inertia Dynamics, LLC and TB Wood’s Incorporated in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.20(15)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†

10.21(17)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.22(17)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

21.1	Subsidiaries of Altra Industrial Motion Corp.*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(11)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.
(12)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(13)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Proxy Statement on Schedule 14A Information Statement filed with the Securities and Exchange Commission on March 20, 2014.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(17)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#

Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**

Schedules and exhibits to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2014	$2,245	$417	$(360)	$2,302
For the year ended December 31, 2015	$2,302	$785	$(922)	$2,165
For the year ended December 31, 2016	$2,165	$1,245	$(296)	$3,114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 27, 2017	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2017	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

February 27, 2017	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial
Officer

February 27, 2017	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

February 27, 2017	By:	/s/ Edmund M. Carpenter
		Name:	Edmund M. Carpenter
		Title:	Director

February 27, 2017	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

February 27, 2017	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

February 27, 2017	By:	/s/ Larry P. McPherson
		Name:	Larry P. McPherson
		Title:	Director

February 27, 2017	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

February 27, 2017	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director

Exhibit Index

Number	Description

2.8	Master Sale and Purchase Agreement, dated December 30, 2016, between GKN Industries Limited and Altra Industrial Motion Corp.
10.13

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2016, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, and (vii) Valuation and Qualifying Accounts.*