Form 10-K/A
period 2016-12-31
Altra Industrial Motion Corp.
filed 2017-03-06
CIK 1374535

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

EXPLANATORY NOTE

Altra Industrial Motion Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “Original Form 10-K”). This amendment is being filed solely to file an amended Item 5 to correct errors that appeared in the table and text under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” filed with the Original Form 10-K. This Form 10-K/A amends and restates in its entirety Item 5 of the Original Form 10-K. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	178,943	(2)	$—	396,851
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	178,943		$—	396,851

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s shareholders at its 2014 annual meeting.
(2)	Represents the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2016 based on achievement of the highest level of each applicable performance objective. On February 27, 2017, based upon actual return on invested capital (the “ROIC portion of the award”) for the one-year measurement period ended December 31, 2016, the Compensation Committee fixed the award of shares for the return on invested capital performance objective (weighted 50% of the total performance share award) at 164.17% of target. As a result, 63,037 performance shares were earned as of December 31, 2016, and the number of shares subject to the ROIC portion of the awards in the table overstates expected dilution with respect to the difference between the maximum potential award and the actual shares earned, a total of 12,651 shares. The remaining portion of the performance share awards (weighted 50% of the total performance share award) measures the Company’s total shareholder return (“TSR”) against the TSR for a peer group of companies over each of the three-year measurement periods ending on December 31, 2018 and December 31, 2019. As a result, the payout for the TSR portions of the awards has not yet been fixed and 103,255 shares subject to these awards, which is based on the achievement of the highest applicable performance objective, are not yet earned and may therefore overstate expected dilution. The weighted average exercise price set forth in column (b) does not take these performance share awards into account.

Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	$30,000,000
November 1, 2016 to November 30, 2016	—	$—	—	$—
December 1, 2016 to December 31, 2016	—	$—	—	$—

(1)	On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company’s common stock through December 31, 2019. This plan, which was announced on October 21, 2016, replaces the previous share repurchase program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

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

ALTRA INDUSTRIAL MOTION CORP.

March 6, 2017	By:	/s/ Carl R. Christenson
Name: Carl R. Christenson
Title: Chief Executive Officer & Director

Exhibit Index

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002