Form 10-Q
period 2017-03-31
Altra Industrial Motion Corp.
filed 2017-05-02
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, 29,309,448 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,937	$69,118
Trade receivables, less allowance for doubtful accounts of $3,193 and $3,114 at March 31, 2017 and December 31, 2016, respectively	132,618	120,319
Inventories	139,444	139,840
Income tax receivable	2,714	607
Prepaid expenses and other current assets	17,448	10,429
Assets held for sale	3,907	3,874
Total current assets	349,068	344,187
Property, plant and equipment, net	178,504	177,043
Intangible assets, net	153,373	154,683
Goodwill	192,861	188,841
Deferred income taxes	1,333	2,510
Other non-current assets, net	2,389	2,560
Total assets	$877,528	$869,824
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,942	$60,845
Accrued payroll	24,010	31,302
Accruals and other current liabilities	35,882	35,080
Income tax payable	6,992	706
Current portion of long-term debt	340	43,690
Total current liabilities	128,166	171,623
Long-term debt - less current portion and net of unaccreted discount	317,649	325,969
Deferred income taxes	52,767	61,084
Pension liabilities	24,474	23,691
Other long-term liabilities	7,025	4,109
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 28,985,171 and 27,206,162 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	29	27
Additional paid-in capital	221,736	168,299
Retained earnings	197,038	191,108
Accumulated other comprehensive loss	(71,356)	(76,086)
Total stockholders’ equity	347,447	283,348
Total liabilities, and stockholders’ equity	$877,528	$869,824

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Net sales	$215,435	$180,453
Cost of sales	149,268	125,823
Gross profit	66,167	54,630
Operating expenses:
Selling, general and administrative expenses	40,384	33,536
Research and development expenses	6,223	4,564
Restructuring costs	1,898	1,553
	48,505	39,653
Income from operations	17,662	14,977
Other non-operating income and expense:
Interest expense, net	1,705	2,896
Other non-operating income, net	(530)	(278)
Loss on extinguishment of convertible debt	1,797	—
	2,972	2,618
Income before income taxes	14,690	12,359
Provision for income taxes	4,364	3,549
Net income	$10,326	$8,810
Weighted average shares, basic	28,763	25,740
Weighted average shares, diluted	28,897	25,759
Net income per share:
Basic net income	$0.36	$0.34
Diluted net income	$0.36	$0.34
Cash dividend declared	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

Amounts in thousands

	Quarter Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Net Income	$10,326	$8,810
Other Comprehensive income:
Foreign currency translation adjustment	3,912	4,189
Change in fair value of derivative financial instruments, net of tax	818	—
Other comprehensive loss	4,730	4,189
Comprehensive income	$15,056	$12,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$10,326	$8,810
Adjustments to reconcile net income to net cash flows:
Depreciation	6,461	5,119
Amortization of intangible assets	2,345	2,119
Amortization of deferred financing costs	149	196
Loss/(Gain) on foreign currency, net	(144)	217
Accretion of debt discount, net	—	968
(Gain)/Loss on disposal / impairment of fixed assets	(58)	448
Loss on extinguishment of debt	1,797	—
Stock based compensation	1,751	1,163
Amortization of inventory fair value adjustment	2,347	—
Changes in assets and liabilities:
Trade receivables	(11,348)	(8,087)
Inventories	(1,365)	2,929
Accounts payable and accrued liabilities	(6,997)	(6,832)
Other current assets and liabilities	(4,052)	(1,311)
Other operating assets and liabilities	1,810	311
Net cash provided by operating activities	3,022	6,050
Cash flows from investing activities
Purchase of property, plant and equipment	(7,333)	(5,653)
Net cash used in investing activities	(7,333)	(5,653)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	(13,459)	(4,447)
Dividend payments	(3,904)	—
Borrowing under 2015 Revolving Credit Facility	5,000	—
Payments of equipment, working capital notes, mortgages and other debt	(267)	(1,281)
Cash paid to redeem Convertible Notes	(954)	—
Proceeds from mortgages and other debt	—	3,351
Shares surrendered for tax withholding	(163)	(91)
Purchases of common stock under share repurchase program	—	(2,159)
Net cash used in financing activities	(13,747)	(4,627)
Effect of exchange rate changes on cash and cash equivalents	1,877	(1,247)
Net change in cash and cash equivalents	(16,181)	(5,477)
Cash and cash equivalents at beginning of year	69,118	50,320
Cash and cash equivalents at end of period	$52,937	$44,843
Cash paid during the period for:
Interest	$1,797	$2,354
Income taxes	2,937	1,784
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	$51,851	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567
Stock-based compensation and vesting of restricted stock	—	12	1,072	—	—	1,072
Net income	—	—	—	8,810	—	8,810
Dividends declared	—	—	—	(3,908)		(3,908)
Cumulative foreign currency translation adjustment	—	—	—	—	4,189	4,189
Repurchases of common stock - 91,403 shares	—	(91)	(2,159)	—	—	(2,159)
Balance at March 31, 2016	$26	25,694	$123,747	$186,441	$(59,643)	$250,571

Balance at January 1, 2017	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	31	1,588	—	—	1,588
Net income	—	—	—	10,326	—	10,326
Conversion of convertible debt	2	1,748	51,849			51,851
Dividends declared	—	—	—	(4,396)	—	(4,396)
Change in fair value of interest rate swap, net of tax	—	—	—	—	818	818
Cumulative foreign currency translation adjustment	—	—	—	—	3,912	3,912
Balance at March 31, 2017	$29	28,985	$221,736	$197,038	$(71,356)	$347,447

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “we”, or “our”) is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 42 product lines with production facilities in twelve countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position for the interim periods presented, and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and expect to recognize a significant lease obligation upon adoption.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

adoption. We are continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our consolidated financial statements, but currently do not expect the adoption to be material to our consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017 which resulted in the recognition of excess tax benefits in our provision for income taxes with the Condensed Consolidated Statements of Operations rather than paid-in capital and was not material for the quarter ended March 31, 2017. Additionally, our Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this guidance, entities utilizing the first-in-first-out (“FIFO”) or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact to our Condensed Consolidated Financial Statements.

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
•

Level 2- Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived,

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

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including a cross-currency swap included in Note 15

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

5. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income (Loss)	818	(234)	4,146	4,730
Accumulated Other Comprehensive Income (Loss) by Component, March 31, 2017	$172	$(5,902)	$(65,626)	$(71,356)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income	—	110	4,079	4,189
Accumulated Other Comprehensive Loss by Component, March 31, 2016	$(140)	$(5,697)	$(53,806)	$(59,643)

6. Acquisitions

On December 30, 2016, we acquired the shares and certain assets and liabilities of the Stromag business from GKN plc., and as a result, the Company’s condensed consolidated financial statements reflect Stromag’s results of operations from the beginning of business on December 30, 2016 forward. Stromag is a leading global manufacturer of highly engineered clutches and brakes, couplings, and limit switches for use in a variety of end markets including renewable energy, crane & hoist, and marine. We refer to this transaction as the Stromag Acquisition.

As of March 31, 2017, the allocation of the purchase price for the Stromag Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company recorded certain immaterial measurement period adjustments during the quarter ended March 31, 2017. The preliminary purchase price allocations include such adjustments.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Preliminary Purchase Price Allocation
Total purchase price, excluding acquisition costs of approximately $2.9 million	$194,736
Cash and cash equivalents	8,758
Trade receivables	24,014
Inventories	23,558
Property, plant and equipment	40,343
Intangible assets	74,795
Prepaid expenses and other current assets	778
Total assets acquired	$172,246
Accounts payable	(15,370)
Accrued payroll	(7,171)
Accrued expenses and other current liabilities	(4,357)
Income tax payable	(2,525)
Deferred tax liability	(26,880)
Other long-term liabilities	(1,255)
Pension liability	(15,283)
Total liabilities assumed	$(72,841)
Net assets acquired	99,406
Excess purchase price over fair value of net assets acquired	$95,330

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is not deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Stromag.

Intangible assets acquired consist of:
Customer relationships	$56,019
Trade names and trademarks	18,776
Total intangible assets	$74,795

Customer relationships are subject to amortization which will be amortized on a straight-line basis over their estimated useful lives of 15 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter to date period ended March 31, 2016, as if the Company had acquired Stromag at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Stromag, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Stromag Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Proforma (unaudited)
Quarter Ended
March 31, 2016
Total revenues	$216,876
Net income	$10,887
Basic earnings per share	$0.42
Diluted earnings per share	$0.42

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2017	March 31, 2016
Net income	$10,326	$8,810
Shares used in net income per common share - basic	28,763	25,740
Incremental shares of unvested restricted common stock	134	19
Shares used in net income per common share - diluted	28,897	25,759
Earnings per share:
Basic net income	$0.36	$0.34
Diluted net income	$0.36	$0.34

8. Inventories

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$44,623	$45,507
Work in process	21,933	20,128
Finished goods	72,888	74,205
	$139,444	$139,840

9. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2017 through March 31, 2017 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2017	$104,465	$37,161	$47,215	$188,841
Measurement period adjustment related to acquisition of Stromag (See Note 6)	$1,865	$340	$-	2,205
Impact of changes in foreign currency and other	1,596	114	105	1,815
Net goodwill balance March 31, 2017	$107,926	$37,615	$47,320	$192,861

Other intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$50,910	$—	$50,910	$50,416	$—	$50,416
Intangible assets subject to amortization:
Customer relationships	165,243	63,378	$101,865	164,406	60,761	103,645
Product technology and patents	6,450	5,852	$598	6,090	5,468	622
Total intangible assets	$222,603	$69,230	$153,373	$220,912	$66,229	$154,683

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Company recorded $2.3 million and $2.1 million of amortization expense in the quarters ended March 31, 2017 and 2016, respectively.

The estimated amortization expense for intangible assets is approximately $6.7 million for the remainder of 2017, $9.6 million in each of the next four years and then $57.6 million thereafter.

10. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2017 and March 31, 2016 are as follows:

	March 31, 2017	March 31, 2016
Balance at beginning of period	$9,158	$9,468
Accrued current period warranty expense	122	133
Payments and adjustments	(110)	(104)
Balance at end of period	$9,170	$9,497

11. Debt

Outstanding debt obligations at March 31, 2017 and December 31, 2016 were as follows.

	March 31, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$305,407	$313,620
Convertible Notes	—	45,656
Mortgages	12,269	12,755
Capital leases	313	363
Total debt	317,989	372,394
Less: debt discount, net of accretion	—	(2,735)
Total debt, net of unaccreted discount	$317,989	$369,659
Less current portion of long-term debt	(340)	(43,690)
Total long-term debt, net of unaccreted discount	$317,649	$325,969

Second Amended and Restated Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement, which may be amended from time to time (the “2015 Credit Agreement”). Under the 2015 Credit Agreement, the amount of the Company’s prior revolving credit facility was increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of the 2015 Revolving Credit Facility is October 22, 2020.

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

As of March 31, 2017 we had $305.4 million outstanding on our 2015 Revolving Credit Facility, including $297.9 million outstanding on our USD tranche at an interest rate of 2.54% and $7.5 million outstanding on our Euro tranche at an interest rate of 1.75%. As of March 31, 2017 and December 31, 2016, we had $4.5 million and $4.1 million in letters of credit outstanding, respectively. We had $115.1 million available to borrow under the 2015 Revolving Credit Facility at March 31, 2017 and may borrow an additional $150 million under certain circumstances.

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

On December 12, 2016 the Company gave notice to the holders of the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal of approximately $39.3 million were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash. The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017. All Convertible Notes were converted or redeemed as of January 12, 2017.

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage has a remaining principal balance of € 1.3 million, or $1.4 million, at March 31, 2017.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $6.3 million, at March 31, 2017. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of March 31, 2017, the total principal outstanding was €2.7 million, or $2.5 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.1 million, or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025.  The mortgage had a balance of €1.9 million, or $2.0 million, at March 31, 2017.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million at March 31, 2017 and approximately $0.4 million at December 31, 2016.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2017 or December 31, 2016 under any of the overdraft agreements.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Stock-based compensation expense recorded during the quarters ended March 31, 2017 and March 31, 2016, was $1.8 million and $1.2 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the quarter ended March 31, 2017:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2017	199,712	$24.68
Shares granted	142,304	39.19
Shares for which restrictions lapsed	(19,504)	38.59
Shares unvested March 31, 2017	322,512	$30.83

Total remaining unrecognized compensation cost was $6.3 million as of March 31, 2017, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended March 31, 2017 was $0.8 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Share Repurchase Program

In May 2014, our board of directors approved a share repurchase program (the “2014 Program”) authorizing the buyback of up to $50.0 million of the Company’s common stock. Under the 2014 program, the Company was authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased was at the discretion of management and depended on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program were retired.

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the 2014 Program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the quarter ended March 31, 2017, the Company did not repurchase any of its common stock under the share repurchase program.

Dividends

The Company declared a dividend of $0.15 per share of common stock related to the quarter ended March 31, 2017. The dividend for the quarter ended March 31, 2017 was accrued in the balance sheet at March 31, 2017.

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

The following table details restructuring charges incurred by segment for the periods presented.

	Quarter Ended
	March 31, 2017	March 31, 2016
Couplings, Clutches & Brakes	$1,361	$404
Electromagnetic Clutches & Brakes	—	673
Gearing	296	16
Corporate (1)	241	460
Total	$1,898	$1,553

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

The amounts for the quarter ended March 31, 2017 were comprised of approximately $0.1 million in severance, $0.7 million in consolidation costs, $0.7 million in moving and relocation costs, and $0.4 million in travel-related and other restructuring costs. The amounts for the quarter ended March 31, 2016 were comprised of approximately $1.0 million in severance, $0.2 million in building impairments, and $0.3 million in other restructuring costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2017 and March 31, 2017.

All Plans
Balance at January 1, 2017	$1,971
Restructuring expense incurred	1,898
Cash payments	(2,472)
Balance at March 31, 2017	$1,397

The total accrued restructuring reserve as of March 31, 2017 relates to severance costs to be paid to former employees which are expected to be paid during 2017 and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.  The Company expects to incur between approximately $1.0 and $3.5 million in additional restructuring expenses between 2017 and 2018 under the 2015 Altra Plan, primarily in the Couplings, Clutches & Brakes and Gearing business segments.

14. Segments, Concentrations and Geographic Information

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

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarter Ended March 31,
	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$106,232	$75,623
Electromagnetic Clutches & Brakes	63,878	57,349
Gearing	47,028	48,920
Inter-segment eliminations	(1,703)	(1,439)
Net sales	$215,435	$180,453
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$8,345	$6,291
Electromagnetic Clutches & Brakes	7,593	6,463
Gearing	5,525	5,762
Restructuring	(1,898)	(1,553)
Corporate expenses (1)	(1,903)	(1,986)
Income from operations	$17,662	$14,977
Other non-operating (income) expense:
Net interest expense	$1,705	$2,896
Other non-operating expense (income), net	(530)	(278)
Loss on extinguishment of convertible debt	1,797	-
	2,972	2,618
Income before income taxes	14,690	12,359
Provision for income taxes	4,364	3,549
Net income	$10,326	$8,810

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended
	March 31, 2017	March 31, 2016
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,137	$3,688
Electromagnetic Clutches & Brakes	1,215	1,148
Gearing	1,651	1,671
Corporate	803	731
Total depreciation and amortization	$8,806	$7,238

	March 31, 2017	March 31, 2016
Total assets:
Couplings, Clutches & Brakes	$541,343	$333,595
Electromagnetic Clutches & Brakes	176,167	130,038
Gearing	132,971	135,231
Corporate (2)	27,047	37,066
Total assets	$877,528	$635,930

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2017	March 31, 2016
North America (primarily U.S.)	$115,140	$112,183
Europe	83,294	52,113
Asia and other	17,001	16,157
Total	$215,435	$180,453

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity which holds such assets.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended March 31, 2017 and 2016, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended March 31, 2017.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

15. Derivative Financial Instruments

The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, and foreign currency exposures. Derivative instruments utilized during the period include interest rate swap agreements and foreign currency contracts. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

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

The Company designated the $100.0 million swap as a cash flow hedge, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings.  There were no amounts recorded for ineffectiveness for the periods reported herein related to the cross-currency interest rate swaps. Changes in the fair value of the derivatives that are not designated as a cash flow hedge are recorded in other operating (income) expense, net.

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of March 31, 2017, approximately $0.1 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income (loss).

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%.  The effective date was January 31, 2017 and the maturity date is January 31, 2020.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.  As of March 31, 2017, approximately $10 thousand of unrealized gain related to the interest rate swap was included in accumulated other comprehensive income (loss).

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table summarizes outstanding swaps which the Company has recorded at March 31, 2017.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Floating Leg		Floating Leg	Settlement	Effective
into	Instrument	(thousands)	(swap counterparty)	Fixed Rate	(Company)	Dates	Period of swap
12/21/2016	Cross currency interest rate swap	$100,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	1.027% EUR	N/A	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2019
12/21/2016	Cross currency interest rate swap	40,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.920%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2018
12/21/2016	Cross currency interest rate swap	30,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.721%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 6/30/2017
1/31/2017	Interest rate swap	50,000	Variable rate 1-month USD Libor	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 4 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands).

		March 31,	December,
	Balance Sheet Location	2017	2016
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$2,355	$1,642
Interest rate swap agreement	Other long-term assets	10	-
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	1,672	889
		$4,017	$2,531

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands).

		March, 31
	Income Statement Location	2017
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$1,521
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	783
		$2,304

16. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of March 31, 2017 or December 31, 2016. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

17. Subsequent Events

Dividend

On April 26, 2017, the Company declared a dividend of $0.17 per share for the quarter ended June 30, 2017, payable on July 6, 2017 to shareholders of record as of June 16, 2017.

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

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the audited financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters ended March 31, 2017 and 2016:

	Net Sales
	Quarter Ended
	March 31, 2017	March 31, 2016
Couplings, Clutches & Brakes	50%	42%
Electromagnetic Clutches & Brakes	30%	32%
Gearing	20%	26%

	Operating Income
	Quarter Ended
	March 31, 2017	March 31, 2016
Couplings, Clutches & Brakes	39%	34%
Electromagnetic Clutches & Brakes	35%	35%
Gearing	26%	31%

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

Business Outlook

Over the past several quarters, a number of our end markets were challenged and negatively impacted our performance.  During this period, however, we were able to make progress on our restructuring and cost reduction initiatives including our facilities consolidation, supply chain and operational excellence initiatives. During the first quarter of 2017, we began to see that some of our challenged end markets have started to rebound. Although we expect sales to these end markets to increase gradually, there is still much uncertainty so we remain cautious and will continue to manage our business in accordance with the level of demand. Provided these end markets continue to improve, we believe the improvements in our cost structure we achieved during the past two years will have a positive effect on our profitability. In addition, the integration of our recently acquired Stromag business, which we closed on December 30, 2016, has proceeded well so far. We have already moved the Stromag production operations from one of the seller’s US facilities, a facility in China and a facility in Brazil to existing Altra facilities. In addition, we are ramping up cross-selling activities and we are pleased with the financial performance of the business in the first quarter of 2017

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2017.

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

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and expect to recognize a significant lease obligation upon adoption.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. We are continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our consolidated financial statements, but currently do not expect the adoption to be material to our consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017 which resulted in the recognition of excess tax benefits in our provision for income taxes with the Condensed Consolidated Statements of Operations rather than paid-in capital and was not material for the quarter ended March 31, 2017. Additionally, our Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this guidance, entities utilizing the first-in-first-out (“FIFO”) or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact to our Condensed Consolidated Financial Statements.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	March 31, 2017	March 31, 2016
Net sales	$215,435	$180,453
Cost of sales	149,268	125,823
Gross profit	66,167	54,630
Gross profit percentage	30.7%	30.3%
Selling, general and administrative expenses	40,384	33,536
Research and development expenses	6,223	4,564
Restructuring costs	1,898	1,553
Income from operations	17,662	14,977
Interest expense, net	1,705	2,896
Other non-operating income (loss), net	(530)	(278)
Loss on extinguishment of debt	1,797	—
Income before income taxes	14,690	12,359
Provision for income taxes	4,364	3,549
Net income	$10,326	$8,810

Quarter Ended March 31, 2017 compared with Quarter Ended March 31, 2016

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	March 31, 2017	March 31, 2016	Change	%
Net sales	$215,435	$180,453	34,982	19.4%

The increase in sales during the quarter ended March 31, 2017 was due to the acquisition of Stromag, price increases, and higher sales levels in several end markets offset by the effect of changes in foreign exchange rates of $2.6 million. Of the increase in sales, approximately $34.6 million relates to the inclusion of additional sales related to the acquisition of Stromag for the quarter. In addition, price increases contributed $1.6 million to the increase during the quarter. The rest of the increase related to a slight recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Gross Profit	$66,167	$54,630	11,537	21.1%
Gross Profit as a percent of sales	30.7%	30.3%

Gross profit as a percentage of sales increased during the quarter ended March 31, 2017 primarily due to the acquisition of Stromag. This increase in gross profit was reduced by the impact of acquired inventory related to the Stromag acquisition in the amount of $2.3 million which was recorded at fair value rather than cost. Without this charge of $2.3 million, gross profit as a percentage of sales would be 31.8% for the quarter ended March 31, 2017.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	$40,384	$33,536	$6,848	20.4%
SG&A as a percent of sales	18.7%	18.6%

The entire increase in SG&A is due to the inclusion of SG&A related to the acquisition of Stromag.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Research and development expenses (“R&D”)	$6,223	$4,564	1,659	36.3%

The increase in R&D is due to the inclusion of Stromag for the quarter.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Restructuring Costs	$1,898	$1,553	345	22.2%

During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $1.4 million, $0.3 million, and $0.2 million were related to the Couplings, Clutches and Brakes segment, Electromagnetic Clutches and Brakes segment, and Corporate business segments, respectively. The Company expects to incur approximately $1.1 million in additional expenses associated with the 2015 Altra Plan through 2017. We expect to realize cost savings of approximately $0.7 million related to these actions during the remainder of 2017.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Interest Expense, net	$1,705	$2,896	(1,191)	(41.1)%

Interest expense decreased significantly during the quarter as a result of the conversion and redemption of our convertible notes and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our Credit Facility for the Stromag Acquisition.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Other non-operating income, net	$(530)	$(278)	(252)	90.6%

Other non-operating expense in each period in the chart above relates primarily to foreign currency transaction gains and losses arising from changes in exchange rates related to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2017	March 31, 2016	Change	%
Provision for income taxes	4,364	3,549	$815	23.0%
Provision for income taxes as a % of income before income taxes	29.7%	28.7%

The provision for income tax, as a percentage of income before taxes, during the quarter ended March 31, 2017 was higher than that of the quarter ended March 31, 2016 primarily due to increased foreign income in jurisdictions with higher tax rates during the period ending March 31, 2017, as compared to period ending March 31, 2016.   This increase is partially offset by the one-time reduction of valuation allowance during the period ending March 31, 2016 related to our Changzhou facility.

Segment Performance.

Amounts in thousands

	Quarter Ended March 31,
	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$106,232	$75,623
Electromagnetic Clutches & Brakes	63,878	57,349
Gearing	47,028	48,920
Intra-segment eliminations	(1,703)	(1,439)
Net sales	$215,435	$180,453
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$8,345	$6,291
Electromagnetic Clutches & Brakes	7,593	6,463
Gearing	5,525	5,762
Restructuring	(1,898)	(1,553)
Corporate expenses (1)	(1,903)	(1,986)
Income from operations	$17,662	$14,977

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $106.2 million in the quarter ended March 31, 2017, an increase of approximately $30.6 million or 40.5%, from the quarter ended March 31, 2016.  Approximately $28.6 million of the increase was due to the inclusion of sales from the newly acquired Stromag business for the quarter. The remainder of the increase was due to a slight recovery in certain end markets.  Segment operating income increased approximately $2.1 million compared to the prior period primarily as a result of the addition of Stromag.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $63.9 million in the quarter ended March 31, 2017, an increase of approximately $6.5 million, or 11.4%, from the quarter ended March 31, 2016. Approximately $6.0 million of the increase was due to the inclusion of sales from the newly acquired Stromag business in the quarter. Segment operating income increased $1.1 million compared to the prior period primarily as a result of the addition of Stromag.

Gearing

Net sales in the Gearing segment were $47.0 million in the quarter ended March 31, 2017, compared with $48.9 million in the quarter ended March 31, 2016, a decrease of $1.9 million. This is primarily due to weakness in the Oil and Gas end market. Segment operating income decreased $0.2 million compared to the prior period primarily due to the impact of changes to foreign exchange rates.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of March 31, 2017, we have the ability under our Revolving Credit Facility to borrow an additional $115.1 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

Under the 2015 Credit Agreement, the amount of our Revolving Credit Facility was increased to $350 million (the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness.

The stated maturity of the 2015 Revolving Credit Facility is October 22, 2020.

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

As of March 31, 2017 and December 31,2016 we had $305.4 million and $145.2 million outstanding on our 2015 Revolving Credit Facility, respectively. As of March 31, 2017 and December 31, 2016, we had $4.5 million, and $4.1 million in letters of credit outstanding, respectively. We had $115.1 million available to borrow under the 2015 Revolving Credit Facility at March 31, 2017. On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement.

We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at March 31, 2017.

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

On December 12, 2016 the Company gave notice to the holders of the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016 approximately $39.3 million notes were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to common stock, with the exception of $0.9 million that was redeemed for cash. The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017.

Borrowings

	Amounts in millions
	March 31, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$305.4	$313.6
Convertible Notes	-	45.7
Mortgages	12.3	12.7
Capital leases	0.3	0.4
Total debt	$318.0	$372.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended March 31, 2017 and March 31, 2016, respectively:

	March 31, 2017	March 31, 2016	Change
Cash and cash equivalents at the beginning of the year	$69,118	$50,320	$18,798
Cash flows from operating activities	3,022	6,050	(3,028)
Cash flows used in investing activities	(7,333)	(5,653)	(1,680)
Cash flows used in financing activities	(13,747)	(4,627)	(9,120)
Effect of exchange rate changes on cash and cash equivalents	1,877	(1,247)	3,124
Cash and cash equivalents at the end of the period	$52,937	$44,843	$8,094

Cash Flows for 2017

Net cash provided from operating activities was approximately $3.0 million for the quarter ended March 31, 2017. This was generated by net income of $10.3 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, accretion of debt discount, amortization of deferred financing costs, loss on extinguishment of debt, loss on disposal of fixed assets, amortization of inventory fair value adjustment and non-cash loss on foreign currency which was approximately $14.6 million. This was partially offset by a net increase in current assets and liabilities of approximately $8.9 million.

Net cash used in investing activities for the quarter ended March 31, 2017 increased approximately $1.7 million compared to the year to date period ended March 31, 2016. The increase is attributed to higher capital expenditure spend compared to prior year.

Net cash used in financing activities in the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016 increased by $9.1 million. This increase relates primarily to the payment of debt under the Revolving Credit Facility and a dividend payment of $3.9 million during the current quarter. These increases are partially offset by a decrease of $2.2 million in stock repurchases related to the Company’s share repurchase program compared with the prior year period.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of March 31, 2017 we have approximately $48.5 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2016 are incorporated herein by reference.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	$30,000,000
February 1, 2017 to February 28, 2017	—	$—	—	$—
March 1, 2017 to March 31, 2017	—	$—	—	$—

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a European distributor, for ultimate re-sale to an Iranian customer for use in a steam turbine at a methanol plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 33.6 thousand and net profits were approximately GBP 6.5 thousand.  Bibby intends to continue pursuing opportunities with this distributor and end customer, to the extent compliant with applicable law.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

May 2, 2017	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

May 2, 2017	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

May 2, 2017	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.