Form 10-Q
period 2017-06-30
Altra Industrial Motion Corp.
filed 2017-07-27
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 24, 2017, 29,309,448 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,981	$69,118
Trade receivables, less allowance for doubtful accounts of $5,377 and $3,114 at June 30, 2017 and December 31, 2016, respectively	137,797	120,319
Inventories	142,696	139,840
Income tax receivable	6,417	607
Prepaid expenses and other current assets	14,891	10,429
Assets held for sale	3,967	3,874
Total current assets	364,749	344,187
Property, plant and equipment, net	185,034	177,043
Intangible assets, net	158,766	154,683
Goodwill	198,986	188,841
Deferred income taxes	1,363	2,510
Other non-current assets, net	2,189	2,560
Total assets	$911,087	$869,824
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,451	$60,845
Accrued payroll	26,736	31,302
Accruals and other current liabilities	40,129	35,080
Income tax payable	7,740	706
Current portion of long-term debt	371	43,690
Total current liabilities	132,427	171,623
Long-term debt - less current portion and net of unaccreted discount	308,009	325,969
Deferred income taxes	56,132	61,084
Pension liabilities	26,288	23,691
Other long-term liabilities	19,452	4,109
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 28,996,039 and 27,206,162 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	29	27
Additional paid-in capital	222,913	168,299
Retained earnings	207,439	191,108
Accumulated other comprehensive loss	(61,602)	(76,086)
Total stockholders’ equity	368,779	283,348
Total liabilities, and stockholders’ equity	$911,087	$869,824

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$223,357	$182,674	$438,792	$363,127
Cost of sales	151,231	124,474	300,499	250,297
Gross profit	72,126	58,200	138,293	112,830
Operating expenses:
Selling, general and administrative expenses	41,619	35,870	82,003	69,406
Research and development expenses	6,160	4,514	12,383	9,078
Restructuring costs	1,198	1,641	3,096	3,194
	48,977	42,025	97,482	81,678
Income from operations	23,149	16,175	40,811	31,152
Other non-operating income and expense:
Interest expense, net	2,031	2,904	3,736	5,800
Other non-operating income, net	(136)	(205)	(666)	(483)
Loss on extinguishment of convertible debt	—	—	1,797	—
	1,895	2,699	4,867	5,317
Income before income taxes	21,254	13,476	35,944	25,835
Provision for income taxes	5,870	4,127	10,234	7,676
Net income	$15,384	$9,349	$25,710	$18,159
Weighted average shares, basic	28,978	25,699	28,873	25,699
Weighted average shares, diluted	29,114	25,968	29,042	25,793
Net income per share:
Basic net income	$0.53	$0.36	$0.89	$0.71
Diluted net income	$0.53	$0.36	$0.89	$0.70
Cash dividend declared	$0.17	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

Amounts in thousands

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$15,384	$9,349	$25,710	$18,159
Other Comprehensive income:
Foreign currency translation adjustment	10,275	(4,951)	13,827	(762)
Change in fair value of derivative financial instruments, net of tax	(161)	—	657	—
Other comprehensive loss	10,114	(4,951)	14,484	(762)
Comprehensive income	$25,498	$4,398	40,194	17,397

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$25,710	$18,159
Adjustments to reconcile net income to net cash flows:
Depreciation	12,930	10,487
Amortization of intangible assets	4,685	4,262
Amortization of deferred financing costs	299	393
Loss/(Gain) on foreign currency, net	132	(100)
Accretion of debt discount, net	—	1,962
(Gain)/Loss on disposal of fixed assets	(74)	411
Loss on extinguishment of debt	1,797	—
Stock based compensation	3,153	2,312
Amortization of inventory fair value adjustment	2,347	—
Changes in assets and liabilities:
Trade receivables	(12,812)	(8,890)
Inventories	(1,473)	238
Accounts payable and accrued liabilities	(9,212)	1,470
Other current assets and liabilities	(1,146)	(698)
Other operating assets and liabilities	(380)	526
Net cash provided by operating activities	25,956	30,532
Cash flows from investing activities
Purchase of property, plant and equipment	(14,416)	(10,861)
Working capital settlement from prior year acquisitions	2,883	—
Net cash used in investing activities	(11,533)	(10,861)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	(24,054)	(26,507)
Dividend payments	(8,300)	(3,903)
Borrowing under 2015 Revolving Credit Facility	5,000	—
Payments of equipment, working capital notes, mortgages and other debt	(505)	(2,545)
Cash paid to redeem Convertible Notes	(954)	—
Proceeds from mortgages and other debt	—	3,112
Shares surrendered for tax withholding	(386)	(103)
Purchases of common stock under share repurchase program	—	(4,391)
Net cash used in financing activities	(29,199)	(34,337)
Effect of exchange rate changes on cash and cash equivalents	4,639	(1,324)
Net change in cash and cash equivalents	(10,137)	(15,990)
Cash and cash equivalents at beginning of year	69,118	50,320
Cash and cash equivalents at end of period	$58,981	$34,330
Cash paid during the period for:
Interest	$3,752	$3,584
Income taxes	11,802	5,176
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	$51,851	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567
Stock-based compensation and vesting of restricted stock	—	19	2,208	—	—	2,208
Net income	—	—	—	18,159	—	18,159
Dividends declared	—	—	—	(7,791)		(7,791)
Changes in Accumulated Other Comprehensive Income	—	—	—	—	(762)	(762)
Repurchases of common stock - 294,013 shares	—	(172)	(4,391)	—	—	(4,391)
Balance at June 30, 2016	$26	25,620	$122,651	$191,907	$(64,594)	$249,990

Balance at January 1, 2017	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	42	2,765	—	—	2,765
Net income	—	—	—	25,710	—	25,710
Conversion of convertible debt	2	1,748	51,849	—	—	51,851
Dividends declared	—	—	—	(9,379)	—	(9,379)
Changes in Accumulated Other Comprehensive Loss	—	—	—	—	14,484	14,484
Balance at June 30, 2017	$29	28,996	$222,913	$207,439	$(61,602)	$368,779

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

adoption. We are continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our consolidated financial statements, but currently do not expect the adoption to be material to our consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017 which resulted in the recognition of excess tax benefits in our provision for income taxes with the Unaudited Condensed Consolidated Statements of Operations rather than paid-in capital and was not material for the quarter ended June 30, 2017. Additionally, our Unaudited Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this guidance, entities utilizing the first-in-first-out (“FIFO”) or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the Company’s 2015 Credit Agreement approximates the fair value due to the variable rate and the fact that the agreement was renegotiated in the prior period.

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including a cross-currency swap included in Note 15.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

5. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income Gain (Loss)	657	(171)	13,998	14,484
Accumulated Other Comprehensive Income (Loss) by Component, June 30, 2017	$11	$(5,839)	$(55,774)	$(61,602)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income	—	148	(910)	(762)
Accumulated Other Comprehensive Loss by Component, June 30, 2016	$(140)	$(5,659)	$(58,795)	$(64,594)

6. Acquisitions

On December 30, 2016, we acquired the shares and certain assets and liabilities of the Stromag business from GKN plc., and as a result, the Company’s unaudited condensed consolidated financial statements reflect Stromag’s results of operations from the beginning of business on December 30, 2016 forward. Stromag is a leading global manufacturer of highly engineered clutches and brakes, couplings, and limit switches for use in a variety of end markets including renewable energy, crane & hoist, and marine. We refer to this transaction as the Stromag Acquisition.

As of June 30, 2017, the allocation of the purchase price for the Stromag Acquisition is preliminary. The fair value of all the acquired identifiable assets and liabilities is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company recorded certain immaterial measurement period adjustments during the quarter ended June 30, 2017. The preliminary purchase price allocations below include such adjustments.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Preliminary Purchase Price Allocation
Total purchase price, excluding acquisition costs of approximately $2.9 million	$191,852
Cash and cash equivalents	8,758
Trade receivables	24,087
Inventories	23,048
Property, plant and equipment	40,343
Intangible assets	74,795
Prepaid expenses and other current assets	778
Total assets acquired	$171,809
Accounts payable	(15,370)
Accrued payroll	(7,171)
Accrued expenses and other current liabilities	(4,357)
Income tax payable	(2,525)
Deferred tax liability	(27,859)
Other long-term liabilities	(1,255)
Pension liability	(15,283)
Total liabilities assumed	$(73,820)
Net assets acquired	97,989
Excess purchase price over fair value of net assets acquired	$93,863

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is not deductible for income tax purposes. The Company expects to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Stromag.

During the second quarter, the Company and the seller completed the working capital adjustment under the sale and purchase agreement which reduced the purchase price by $2.9 million.

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

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended June 30, 2017, as if the Company had acquired Stromag at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Stromag, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Stromag Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Proforma (unaudited)
	Quarter Ended	Year to Date Ended
	June 30, 2016	June 30, 2016
Total revenues	$221,061	$437,938
Net income	$11,305	$22,193
Basic earnings per share	$0.44	$0.86
Diluted earnings per share	$0.44	$0.86

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$15,384	$9,349	$25,710	$18,159
Shares used in net income per common share - basic	28,978	25,699	28,873	25,699
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	232	—	9
Incremental shares of unvested restricted common stock	136	37	169	85
Shares used in net income per common share - diluted	29,114	25,968	29,042	25,793

Basic net income	$0.53	$0.36	$0.89	$0.71
Diluted net income	$0.53	$0.36	$0.89	$0.70

8. Inventories

Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$43,636	$45,507
Work in process	23,529	20,128
Finished goods	75,531	74,205
	$142,696	$139,840

9. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2017 through June 30, 2017 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2017	$104,465	$37,161	$47,215	$188,841
Measurement period adjustment related to acquisition of Stromag (See Note 6)	$712	$361	$-	1,073
Impact of changes in foreign currency and other	8,213	286	573	9,072
Net goodwill balance June 30, 2017	$113,390	$37,808	$47,788	$198,986

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Other intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$53,158	$—	$53,158	$50,416	$—	$50,416
Intangible assets subject to amortization:
Customer relationships	172,013	67,012	$105,001	164,406	60,761	103,645
Product technology and patents	6,158	5,551	$607	6,090	5,468	622
Total intangible assets	$231,329	$72,563	$158,766	$220,912	$66,229	$154,683

The Company recorded $2.3 million and $2.1 million of amortization expense in the quarters ended June 30, 2017 and 2016, respectively, and recorded $4.7 million and $4.3 million of amortization expense in the year to date periods ended June 30, 2017 and June 30, 2016, respectively.

The estimated amortization expense for intangible assets is approximately $4.8 million for the remainder of 2017, $9.5 million in each of the next four years and then $63.0 million thereafter.

10. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended June 30, 2017 and June 30, 2016 are as follows:

	June 30, 2017	June 30, 2016
Balance at beginning of period	$9,158	$9,468
Accrued current period warranty expense	355	930
Payments and adjustments	(1,161)	(1,161)
Balance at end of period	$8,352	$9,237

11. Debt

Outstanding debt obligations at June 30, 2017 and December 31, 2016 were as follows.

	June 30, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$295,203	$313,620
Convertible Notes	—	45,656
Mortgages	12,883	12,755
Capital leases	294	363
Total debt	308,380	372,394
Less: debt discount, net of accretion	—	(2,735)
Total debt, net of unaccreted discount	$308,380	$369,659
Less current portion of long-term debt	(371)	(43,690)
Total long-term debt, net of unaccreted discount	$308,009	$325,969

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

As of June 30, 2017 we had $295.2 million outstanding on our 2015 Revolving Credit Facility, including $290.9 million outstanding on our USD tranche at an interest rate of 2.80% and $4.3 million outstanding on our Euro tranche at an interest rate of 1.75%. As of June 30, 2017 and December 31, 2016, we had $3.7 million and $4.1 million in letters of credit outstanding, respectively. We had $113.3 million available to borrow under the 2015 Revolving Credit Facility at June 30, 2017 and may borrow an additional $150 million under certain circumstances.

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

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage has a remaining principal balance of € 1.3 million, or $1.5 million, at June 30, 2017.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $6.8 million, at June 30, 2017. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of June 30, 2017, the total principal outstanding was €2.1 million, or $2.5 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025.  The mortgage had a balance of €1.8 million, or $2.0 million, at June 30, 2017.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million at June 30, 2017 and approximately $0.4 million at December 31, 2016.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2017 or December 31, 2016 under any of the overdraft agreements.

12. Stockholders’ Equity

Stock-Based Compensation

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees. The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan. The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders at its 2014 annual meeting. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. At the Company’s 2017 Annual Meeting, its shareholders approved amendments to the 2014 Plan which, among other things, made an additional 750,000 shares of common stock available for grant under the 2014 Plan. Shares of our common stock subject to Awards awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

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

Stock-based compensation expense recorded during the year to date periods ended June 30, 2017 and June 30, 2016, was $3.2 million and $2.3 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended June 30, 2017:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2017	199,712	$24.68
Shares granted	145,516	39.26
Shares for which restrictions lapsed	(22,716)	39.16
Shares unvested June 30, 2017	322,512	$30.85

Total remaining unrecognized compensation cost was $7.5 million as of June 30, 2017, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended June 30, 2017 was $0.9 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the 2014 Program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the year to date period ended June 30, 2017, the Company did not repurchase any of its common stock under the share repurchase program.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Dividends

The Company declared a dividend of $0.17 per share of common stock related to the quarter ended June 30, 2017 which was accrued in the balance sheet at June 30, 2017.

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

The following table details restructuring charges incurred by segment for the periods presented.

	Quarter Ended		Year to Date Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Couplings, Clutches & Brakes	$488	$1,089	$1,849	$1,493
Electromagnetic Clutches & Brakes	—	345	—	1,017
Gearing	488	—	784	16
Corporate	222	207	463	668
Total	$1,198	$1,641	$3,096	$3,194

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

The amounts for the quarter ended June 30, 2017 were comprised of approximately $0.6 million in severance, $0.4 million in consolidation costs, and $0.2 million in other restructuring consolidation costs. The amounts for the year to date period ended June 30, 2017 were comprised of approximately $0.7 million in severance, $1.1 million in consolidation costs, and $1.3 million in other restructuring consolidation costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2017 and June 30, 2017.

All Plans
Balance at January 1, 2017	$1,971
Restructuring expense incurred	3,096
Cash payments	(3,631)
Balance at June 30, 2017	$1,436

The total accrued restructuring reserve as of June 30, 2017 relates to severance costs to be paid to former employees which are expected to be paid during 2017 and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan.

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

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended June 30,		Six Months Ended Ended June 30,
	2017	2016	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$110,969	$78,157	$217,201	$153,780
Electromagnetic Clutches & Brakes	65,281	57,053	129,159	114,402
Gearing	49,149	49,096	96,177	98,015
Inter-segment eliminations	(2,042)	(1,632)	(3,745)	(3,070)
Net sales	$223,357	$182,674	$438,792	$363,127
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$12,007	$7,554	$20,352	$13,845
Electromagnetic Clutches & Brakes	8,163	7,068	15,756	13,531
Gearing	6,590	5,867	12,115	11,629
Restructuring	(1,198)	(1,641)	(3,096)	(3,194)
Corporate expenses (1)	(2,413)	(2,673)	(4,316)	(4,659)
Income from operations	$23,149	$16,175	$40,811	$31,152
Other non-operating (income) expense:
Net interest expense	$2,031	$2,904	$3,736	$5,800
Other non-operating income, net	(136)	(205)	(666)	(483)
Loss on extinguishment of convertible debt	—	—	1,797	—
	1,895	2,699	4,867	5,317
Income before income taxes	21,254	13,476	35,944	25,835
Provision for income taxes	5,870	4,127	10,234	7,676
Net income	$15,384	$9,349	$25,710	$18,159

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,133	$3,770	$10,270	$7,458
Electromagnetic Clutches & Brakes	1,201	1,177	2,416	2,325
Gearing	1,651	1,728	3,301	3,398
Corporate	824	813	1,628	1,568
Total depreciation and amortization	$8,809	$7,488	$17,615	$14,749

	June 30, 2017	December 31, 2016
Total assets:
Couplings, Clutches & Brakes	$557,642	$511,934
Electromagnetic Clutches & Brakes	185,839	169,507
Gearing	137,713	147,829
Corporate (2)	29,893	40,554
Total assets	$911,087	$869,824

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
North America (primarily U.S.)	$115,236	$104,779	$230,376	$216,962
Europe	84,983	59,237	168,275	111,351
Asia and other	23,138	18,658	40,141	34,814
Total	$223,357	$182,674	$438,792	$363,127

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity which holds such assets.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended June 30, 2017 and 2016, the Gearing business had one customer that approximated 12% of total sales for that segment during the quarter ended June 30, 2017.

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

Cross Currency Interest Rate Swaps

The Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of the Company’s wholly owned Dutch subsidiary. To manage this foreign currency and interest rate cash flow exposure, the Company entered into a cross-currency interest rate swap that converts $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument. In addition, the Company has two cross-currency interest rate swaps that convert an additional $70.0 million of the U.S. dollar denominated floating interest payments to functional currency (euro) floating interest payments during the life of the hedging instruments. The effective period of one of the cross-currency interest rate swaps in the amount of $30 million (the “Initial Swap”) that the Company entered in to as of December 21, 2016 expired as of June 30, 2017. The Company net settled the Initial Swap and a new $30 million cross-currency swap transaction was entered into which will amortize down to $20 million after six-months. The effective period of the second of these two cross-currency interest rate swaps in the amount of $40 million expires on December 31, 2018. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of June 30, 2017, approximately $0.7 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income.

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%.  The effective date was January 31, 2017 and the maturity date is January 31, 2020.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.  As of June 30, 2017, approximately $47 thousand of unrealized loss related to the interest rate swap was included in accumulated other comprehensive income.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following table summarizes outstanding swaps which the Company has recorded at June 30, 2017.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Floating Leg		Floating Leg	Settlement	Effective
into	Instrument	(thousands)	(swap counterparty)	Fixed Rate	(Company)	Dates	Period of swap
12/21/2016	Cross currency interest rate swap	$100,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	1.027% EUR	N/A	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2019
12/21/2016	Cross currency interest rate swap	40,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.920%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2018
6/28/2017	Cross currency interest rate swap	30,000	Variable rate 1-month USD Libor plus 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 1.11%	Monthly on the last banking day of each month commencing July 31, 2017	6/30/2017 - 12/31/2017
1/31/2017	Interest rate swap	50,000	Variable rate 1-month USD Libor	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 4 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Unaudited Condensed Consolidated Balance Sheets (in thousands).

		June 30,	December,
	Balance Sheet Location	2017	2016
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$9,518	$1,642
Interest rate swap agreement	Other long-term liabilities	47	-
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	6,697	889
		$16,262	$2,531

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands).

		June, 30
	Income Statement Location	2017
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$8,486
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	5,808
		$14,294

16. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of June 30, 2017 or December 31, 2016. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

Disclosure of an Amendment to the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”)

Effective June 30, 2017, the Company amended the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”), its frozen U.S. defined benefit pension plan, to terminate the Pension Plan effective as of June 30, 2017. The Company has commenced the plan termination process and, subject to the completion of certain regulatory filings, expects to distribute the Pension Plan assets by the end of 2017. Upon regulatory approval and the distribution of plan assets, the Company expects to recognize a loss up to approximately $8.0 million during the second half of 2017 associated with the plan termination. The loss will include up to $2.0 million in cash required to terminate the pension plan and the remainder will be non-cash in nature. The unrecognized loss will be triggered upon the distribution of Pension Plan assets.

17. Subsequent Events

Dividend

On July 21, 2017, the Company declared a dividend of $0.17 per share for the quarter ended September 30, 2017, payable on October 3, 2017 to shareholders of record as of September 18, 2017.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters ended June 30, 2017 and 2016:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Couplings, Clutches & Brakes	50%	43%	50%	43%
Electromagnetic Clutches & Brakes	29%	32%	30%	32%
Gearing	21%	25%	20%	25%

	Operating Income
	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Couplings, Clutches & Brakes	45%	37%	42%	35%
Electromagnetic Clutches & Brakes	31%	34%	33%	35%
Gearing	24%	29%	25%	30%

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

Business Outlook

During the quarter ended June 30, 2017, we saw continued improvement in certain of our end markets that previously had been challenged, including oil and gas and mining, although incoming orders moderated somewhat compared to the first quarter of 2017. As our markets strengthen, we expect to benefit increasingly from our work during the past few years on our facility consolidation, supply chain and operational excellence initiatives. We continue to be encouraged by the progress of the integration of our Stromag acquisition and we have already experienced an increase in cross-selling opportunities in the second quarter. We continue to seek further acquisitions, but remain highly disciplined in that pursuit.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2017.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$223,357	$182,674	$438,792	$363,127
Cost of sales	151,231	124,474	300,499	250,297
Gross profit	72,126	58,200	138,293	112,830
Gross profit percentage	32.3%	31.9%	31.5%	31.1%
Selling, general and administrative expenses	41,619	35,870	82,003	69,406
Research and development expenses	6,160	4,514	12,383	9,078
Restructuring costs	1,198	1,641	3,096	3,194
Income from operations	23,149	16,175	40,811	31,152
Interest expense, net	2,031	2,904	3,736	5,800
Other non-operating income (loss), net	(136)	(205)	(666)	(483)
Loss on extinguishment of debt	—	—	1,797	—
Income before income taxes	21,254	13,476	35,944	25,835
Provision for income taxes	5,870	4,127	10,234	7,676
Net income	$15,384	$9,349	25,710	18,159

Quarter Ended June 30, 2017 compared with Quarter Ended June 30, 2016

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	June 30, 2017	June 30, 2016	Change	%
Net sales	$223,357	$182,674	40,683	22.3%

The increase in sales during the quarter ended June 30, 2017 was due to the acquisition of Stromag, price increases, and higher sales levels in several end markets offset by the effect of changes in foreign exchange rates of $2.7 million. Of the increase in sales, approximately $33.3 million relates to the inclusion of additional sales as a result of the acquisition of Stromag for the quarter. In addition, price increases contributed $1.3 million to the increase during the quarter. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Gross Profit	$72,126	$58,200	13,926	23.9%
Gross Profit as a percent of sales	32.3%	31.9%

Gross profit as a percentage of sales increased during the quarter ended June 30, 2017 primarily due to the acquisition of Stromag as well as improvements realized from our consolidation and cost saving efforts.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	$41,619	$35,870	$5,749	16.0%
SG&A as a percent of sales	18.6%	19.6%

The increase in SG&A is primarily due to the inclusion of SG&A related to the Stromag business.  This amount is partially offset by a decrease in year over year US healthcare costs and reductions as a result of our plant consolidations.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Research and development expenses (“R&D”)	$6,160	$4,514	1,646	36.5%

The increase in R&D is due to the inclusion of Stromag for the quarter.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Restructuring Costs	$1,198	$1,641	(443)	(27.0)%

During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $0.5 million, $0.5 million, and $0.2 million were related to the Couplings, Clutches and Brakes segment, Gearing segment, and Corporate business segments, respectively. The Company does not expect to incur any additional material costs as a result of the 2015 Plan.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Interest Expense, net	$2,031	$2,904	(873)	(30.1)%

Interest expense decreased significantly during the quarter as a result of the conversion and redemption of our convertible notes and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our Credit Facility for the Stromag Acquisition.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Other non-operating income, net	$(136)	$(205)	69	(33.7)%

Other non-operating expense in each period in the chart above relates primarily to foreign currency transaction gains and losses arising from changes in exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2017	June 30, 2016	Change	%
Provision for income taxes	5,870	4,127	$1,743	42.2%
Provision for income taxes as a % of income before income taxes	27.6%	30.6%

The provision for income tax, as a percentage of income before taxes, decreased during the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016. This decrease is primarily due to the 2017 income in China associated with the closure of the Company’s Changzhou facility which was offset by previously recognized net operating losses.

Year to Date Ended June 30, 2017 compared with Year to Date Ended June 30, 2016

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Net sales	438,792	363,127	$75,665	20.8%

The increase in sales during the year to date period ended June 30, 2017 was due to the acquisition of Stromag, price increases, and higher sales levels in several end markets offset by the effect of changes in foreign exchange rates of $5.4 million. Of the increase in sales, approximately $68.1 million relates to the inclusion of additional sales as a result of the acquisition of Stromag. In addition, price increases contributed $2.9 million to the increase. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Gross Profit	138,293	112,830	25,463	22.6%
Gross Profit as a percent of sales	31.5%	31.1%

Gross profit as a percentage of sales increased slightly during the year to date period ended June 30, 2017 primarily as a result of our plant consolidations, price increases, and improving end markets. The increase in gross profit was partially offset by the impact of acquired inventory related to the Stromag acquisition in the amount of $2.3 million which was recorded at fair value rather than cost.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	82,003	69,406	$12,597	18.1%
SG&A as a percent of sales	18.7%	19.1%

The increase in SG&A is primarily due to the inclusion of SG&A related to the Stromag business.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Research and development expenses (“R&D”)	$12,383	$9,078	3,305	36.4%

The increase in R&D is due to the inclusion of Stromag for the quarter.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Restructuring Costs	$3,096	$3,194	(98)	(3.1)%

During the quarter ended March 31, 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $1.8 million, $0.8 million, and $0.5 million of the restructuring costs, associated with the 2015 Altra Plan, were related to the Couplings, Clutches and Brakes, Gearing, and Corporate, respectively. The Company does not expect to incur any additional material costs as a result of the 2015 Plan.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Interest Expense, net	$3,736	$5,800	(2,064)	(35.6)%

Interest expense decreased significantly during the period as a result of the conversion and redemption of our convertible notes and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our Credit Facility for the Stromag Acquisition.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Other non-operating income, net	$(666)	$(483)	(183)	37.9%

Other non-operating expense in each period relates primarily to foreign currency transaction gains and losses arising from changes in exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2017	June 30, 2016	Change	%
Provision for income taxes	10,234	7,676	$2,558	33.3%
Provision for income taxes as a % of income before income taxes	28.5%	29.7%

The decrease in the provision for income taxes, as a percentage of income before taxes, for the year to date period ended June 30, 2017 compared to the year to date period ended June 30, 2016 is primarily due to the 2017 income in China associated with the closure of the Company’s Changzhou facility which was offset by previously recognized net operating losses.

Segment Performance.

Amounts in thousands

	Quarters Ended June 30,		Year to date periods Ended June 30,
	2017	2016	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$110,969	$78,157	$217,201	$153,780
Electromagnetic Clutches & Brakes	65,281	57,053	129,159	114,402
Gearing	49,149	49,096	96,177	98,015
Intra-segment eliminations	(2,042)	(1,632)	(3,745)	(3,070)
Net sales	$223,357	$182,674	$438,792	$363,127
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$12,007	$7,554	$20,352	$13,845
Electromagnetic Clutches & Brakes	8,163	7,068	15,756	13,531
Gearing	6,590	5,867	12,115	11,629
Restructuring	(1,198)	(1,641)	(3,096)	(3,194)
Corporate expenses (1)	(2,413)	(2,673)	(4,316)	(4,659)
Income from operations	$23,149	$16,175	$40,811	$31,152

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $111.0 million in the quarter ended June 30, 2017, an increase of approximately $32.8 million or 42.0%, from the quarter ended June 30, 2016.  Approximately $26.9 million of the increase was due to the inclusion of sales from the newly acquired Stromag business for the quarter. The remainder of the increase was due to a modest recovery in certain end markets.  Segment operating income increased approximately $4.5 million compared to the prior period primarily as a result of the addition of Stromag and plant consolidations.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $65.3 million in the quarter ended June 30, 2017, an increase of approximately $8.2 million, or 14.4%, from the quarter ended June 30, 2016. Approximately $6.4 million of the increase was due to the inclusion of sales from the newly acquired Stromag business in the quarter. Segment operating income increased $1.1 million compared to the prior period primarily as a result of the addition of Stromag.

Gearing

Net sales in the Gearing segment were $49.1 million in the quarter ended June 30, 2017, which were the same as they were in the prior year.  Segment operating income increased $0.7 million compared to the prior period primarily as a result of the impact of the restructuring activities.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of June 30, 2017, we have the ability under our Revolving Credit Facility to borrow an additional $113.3 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

As of June 30, 2017 and December 31,2016 we had $295.2 million and $313.6 million outstanding on our 2015 Revolving Credit Facility, respectively. As of June 30, 2017 and December 31, 2016, we had $4.5 million, and $4.1 million in letters of credit outstanding, respectively. We had $113.3 million available to borrow under the 2015 Revolving Credit Facility at June 30, 2017. On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement.

We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at June 30, 2017.

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

Borrowings

	Amounts in millions
	June 30, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$295.2	$313.6
Convertible Notes	-	45.7
Mortgages	12.9	12.7
Capital leases	0.3	0.4
Total debt	$308.4	$372.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30, 2017 and June 30, 2016, respectively:

	June 30, 2017	June 30, 2016	Change
Cash and cash equivalents at the beginning of the year	$69,118	$50,320	$18,798
Cash flows from operating activities	25,956	30,532	(4,576)
Cash flows used in investing activities	(11,533)	(10,861)	(672)
Cash flows used in financing activities	(29,199)	(34,337)	5,138
Effect of exchange rate changes on cash and cash equivalents	4,639	(1,324)	5,963
Cash and cash equivalents at the end of the period	$58,981	$34,330	$24,651

Cash Flows for 2017

Net cash provided from operating activities was approximately $26.0 million for the year ended June 30, 2017. This was generated by net income of $25.7 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, accretion of debt discount, amortization of deferred financing costs, loss on extinguishment of debt, loss on disposal of fixed assets, amortization of inventory fair value adjustment and non-cash loss on foreign currency which was approximately $25.3 million. This was partially offset by a net increase in current assets and liabilities of approximately $25.0 million.

Net cash used in investing activities for the year to date period ended June 30, 2017 decreased approximately $0.7 million compared to the year to date period ended June 30, 2016. The decrease is attributed to the completion of the working capital adjustment under the Stromag sale and purchase agreement.

Net cash used in financing activities in the year to date period ended June 30, 2017 as compared to the year to date period ended June 30, 2016 decreased by $5.1 million. This decrease relates primarily to the purchases of common stock under the share repurchase program of $4.4 million in the year to date period ended June 30, 2016, as well as payment of debt under the Revolving Credit Facility for the year to date period ended June 30, 2016 compared to the year to date period ended June 30, 2017 of $7.4 million.  This amount is offset by additional dividends paid in the year to date period ended June 30, 2017 of $4.4 million.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of June 30, 2017 we have approximately $55.3 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	$30,000,000
May 1, 2017 to May 31, 2017	—	$—	—	$—
June 1, 2017 to June 30, 2017	—	$—	—	$—

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), engaged in the following transactions:

(i) sale of couplings to a distributor in the Netherlands, for ultimate re-sale to an Iranian end user for use in a methanol plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 83.5 thousand and net profits were approximately GBP 9.4 thousand.

(ii) sale of couplings to a customer in Italy, for ultimate re-sale to an Iranian end user for use in a steam turbine.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 19 thousand and net profits were approximately GBP 6.5 thousand.

Bibby intends to continue pursuing opportunities with these direct customers and end users, to the extent compliant with applicable law.

Disclosure of an Amendment to the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”)

Effective June 30, 2017, the Company amended the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”), its frozen U.S. defined benefit pension plan, to terminate the Pension Plan effective as of June 30, 2017. The Company has commenced the plan termination process and, subject to the completion of certain regulatory filings, expects to distribute the Pension Plan assets by the end of 2017. Upon regulatory approval and the distribution of plan assets, the Company expects to recognize a loss up to approximately $8.0 million during the second half of 2017 associated with the plan termination. The loss will include up to $2.0 million in cash required to terminate the pension plan and the remainder will be non-cash in nature. The unrecognized loss will be triggered upon the distribution of Pension Plan assets.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

10.21(3)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan. †

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Registration Statement on Form S-1A, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 27, 2008.
(3)	Incorporated by reference to Altra Industrial Motion Corp.’s Proxy Statement on Schedule 14A Information Statement filed with the Securities and Exchange Commission on March 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 27, 2017	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

July 27, 2017	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

July 27, 2017	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.