Form 10-Q
period 2017-09-30
Altra Industrial Motion Corp.
filed 2017-10-25
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 20, 2017, 29,275,362 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,151	$69,118
Trade receivables, less allowance for doubtful accounts of $5,479 and $3,114 at September 30, 2017 and December 31, 2016, respectively	136,511	120,319
Inventories	153,014	139,840
Income tax receivable	7,822	607
Prepaid expenses and other current assets	16,671	10,429
Assets held for sale	364	3,874
Total current assets	367,533	344,187
Property, plant and equipment, net	190,455	177,043
Intangible assets, net	160,939	154,683
Goodwill	203,574	188,841
Deferred income taxes	1,383	2,510
Other non-current assets, net	2,147	2,560
Total assets	$926,031	$869,824
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,624	$60,845
Accrued payroll	29,761	31,302
Accruals and other current liabilities	38,137	35,080
Income tax payable	8,887	706
Current portion of long-term debt	380	43,690
Total current liabilities	136,789	171,623
Long-term debt - less current portion and net of unaccreted discount	295,223	325,969
Deferred income taxes	57,471	61,084
Pension liabilities	27,269	23,691
Other long-term liabilities	25,714	4,109
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 29,054,378 and 27,206,162 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	29	27
Additional paid-in capital	222,605	168,299
Retained earnings	215,766	191,108
Accumulated other comprehensive loss	(54,835)	(76,086)
Total stockholders’ equity	383,565	283,348
Total liabilities, and stockholders’ equity	$926,031	$869,824

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$214,623	$173,132	$653,415	$536,259
Cost of sales	145,610	118,957	446,109	369,254
Gross profit	69,013	54,175	207,306	167,005
Operating expenses:
Selling, general and administrative expenses	41,009	36,142	123,012	105,548
Research and development expenses	6,051	4,267	18,434	13,345
Restructuring costs	680	3,397	3,776	6,591
	47,740	43,806	145,222	125,484
Income from operations	21,273	10,369	62,084	41,521
Other non-operating income and expense:
Interest expense, net	1,811	2,815	5,547	8,615
Other non-operating expense (income), net	696	45	30	(438)
Loss on extinguishment of convertible debt	—	—	1,797	—
	2,507	2,860	7,374	8,177
Income before income taxes	18,766	7,509	54,710	33,344
Provision for income taxes	5,489	2,196	15,723	9,872
Net income	$13,277	$5,313	$38,987	$23,472
Weighted average shares, basic	29,008	25,726	28,912	25,684
Weighted average shares, diluted	29,074	26,021	29,001	25,813
Net income per share:
Basic net income	$0.46	$0.21	$1.35	$0.91
Diluted net income	$0.46	$0.20	$1.34	$0.91
Cash dividend declared	$0.17	$0.15	$0.49	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

Amounts in thousands

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$13,277	$5,313	$38,987	$23,472
Other Comprehensive income (loss):
Foreign currency translation adjustment	6,673	90	21,157	(1,000)
Change in defined benefit pension plans	65	14	(232)	134
Change in fair value of derivative financial instruments, net of tax	(331)	—	326	—
Other comprehensive income (loss):	6,407	104	21,251	(866)
Comprehensive income	$19,684	$5,417	$60,238	$22,606

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$38,987	$23,472
Adjustments to reconcile net income to net operating cash flows:
Depreciation	19,764	16,235
Amortization of intangible assets	7,139	6,384
Amortization of deferred financing costs	449	590
Loss/(Gain) on foreign currency, net	241	(130)
Accretion of debt discount, net	—	2,970
(Gain)/Loss on disposal / impairment of fixed assets	(36)	582
Loss on extinguishment of debt	1,797	—
Stock based compensation	4,543	3,370
Amortization of inventory fair value adjustment	2,347	—
Changes in assets and liabilities:
Trade receivables	(9,701)	(10,461)
Inventories	(9,478)	(837)
Accounts payable and accrued liabilities	(8,799)	3,226
Other current assets and liabilities	(2,392)	728
Other operating assets and liabilities	(1,572)	765
Net cash provided by operating activities	43,289	46,894
Cash flows from investing activities
Purchase of property, plant and equipment	(23,261)	(15,684)
Proceeds from sale of Altra Industrial Motion Changzhou	3,221	—
Working capital settlement from prior year acquisitions	2,883	—
Net cash used in investing activities	(17,157)	(15,684)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	(39,036)	(30,870)
Dividend payments	(13,256)	(7,784)
Borrowing under 2015 Revolving Credit Facility	7,000	3,000
Payments of equipment and working capital notes	(913)	(3,181)
Cash paid to redeem Convertible Notes	(954)	—
Proceeds from mortgages and other debt	—	2,893
Shares surrendered for tax withholding	(2,089)	(1,288)
Purchases of common stock under share repurchase program	—	(4,713)
Net cash used in financing activities	(49,248)	(41,943)
Effect of exchange rate changes on cash and cash equivalents	7,149	178
Net change in cash and cash equivalents	(15,967)	(10,555)
Cash and cash equivalents at beginning of year	69,118	50,320
Cash and cash equivalents at end of period	$53,151	$39,765
Cash paid during the period for:
Interest	$5,413	$5,856
Income taxes	18,505	7,665
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	$51,851	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567
Stock-based compensation and vesting of restricted stock	—	89	2,082	—	—	2,082
Net income	—	—	—	23,472	—	23,472
Dividends declared	—	—	—	(11,667)	—	(11,667)
Changes in Accumulated Other Comprehensive Loss	—	—	—	—	(866)	(866)
Repurchases of common stock - 177,053 shares	—	(177)	(4,713)	—	—	(4,713)
Balance at September 30, 2016	$26	25,685	$122,203	$193,344	$(64,698)	$250,875

Balance at January 1, 2017	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	100	2,457	—	—	2,457
Net income	—	—	—	38,987	—	38,987
Conversion of convertible debt	2	1,748	51,849	—	—	51,851
Dividends declared	—	—	—	(14,329)	—	(14,329)
Changes in Accumulated Other Comprehensive Income	—	—	—	—	21,251	21,251
Balance at September 30, 2017	$29	29,054	$222,605	$215,766	$(54,835)	$383,565

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

3. Recent Accounting Standards

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. This guidance will be effective for the Company on January 1, 2018. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force) (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018.  The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. The project plan includes analyzing the ASU’s impact on the Company’s contract portfolio, surveying the Company’s business units and discussing the various revenue streams, completing contract reviews, comparing historical accounting policies and practices to the requirements of the new guidance, identifying potential differences from applying the requirements of the new guidance to its contracts and updating and providing training on its accounting policy. As the Company continues its evaluation, it is also identifying and preparing to implement changes to accounting policies, business processes and internal controls to support the new accounting and disclosure requirements. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017 which resulted in the recognition of excess tax benefits in our provision for income taxes with the Unaudited Condensed Consolidated Statements of Operations rather than paid-in capital and was not material for the quarter ended September 30, 2017. Additionally, our Unaudited Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, effective January 1, 2017. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The adoption of this ASU did not have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the Company’s 2015 Credit Agreement approximates the fair value due to the variable rate and the fact that the agreement was renegotiated in December 2016 and there have been no significant changes in our credit rating or pricing of similar debt.

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

5. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income (Loss)	326	(232)	21,157	21,251
Accumulated Other Comprehensive Loss by Component, September 30, 2017	$(320)	$(5,900)	$(48,615)	$(54,835)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period Other Comprehensive Income (Loss)	—	134	(1,000)	(866)
Accumulated Other Comprehensive Loss by Component, September 30, 2016	$(140)	$(5,673)	$(58,885)	$(64,698)

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

As of September 30, 2017, the allocation of the purchase price for the Stromag Acquisition remains preliminary as the company continues to evaluate the fair value of certain inventories located in foreign jurisdictions. The fair value of all the acquired identifiable assets and liabilities is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company recorded certain immaterial measurement period adjustments during the quarter ended September 30, 2017. The preliminary purchase price allocations below include such adjustments.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Preliminary Purchase Price Allocation
Total purchase price, excluding acquisition costs of approximately $2.9 million	$191,852
Cash and cash equivalents	8,758
Trade receivables	24,087
Inventories	22,935
Property, plant and equipment	40,343
Intangible assets	74,795
Prepaid expenses and other current assets	778
Total assets acquired	$171,696
Accounts payable	(15,370)
Accrued payroll	(7,171)
Accrued expenses and other current liabilities	(4,357)
Income tax payable	(2,525)
Deferred tax liability	(27,859)
Other long-term liabilities	(1,255)
Pension liability	(15,283)
Total liabilities assumed	$(73,820)
Net assets acquired	97,876
Excess purchase price over fair value of net assets acquired	$93,976

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

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended September 30, 2016, as if the Company had acquired Stromag at the beginning of the period. The pro forma information contains the actual operating results of the Company, including Stromag, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets and; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the Credit Agreement associated with the Stromag Acquisition and (iv) inventory fair value adjustment. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	Proforma (unaudited)
	Quarter Ended	Year to date Period Ended
	September 30, 2016	September 30, 2016
Total revenues	$206,424	$644,361
Net income	$7,057	$29,250
Basic earnings per share	$0.27	$1.13
Diluted earnings per share	$0.27	$1.13

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$13,277	$5,313	$38,987	$23,472
Shares used in net income per common share - basic	29,008	25,726	28,912	25,684
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	295	—	123
Incremental shares of unvested restricted common stock	66	—	89	6
Shares used in net income per common share - diluted	29,074	26,021	29,001	25,813
Earnings per share:
Basic net income	$0.46	$0.21	$1.35	$0.91
Diluted net income	$0.46	$0.20	$1.34	$0.91

8. Inventories

Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$50,976	$45,507
Work in process	24,359	20,128
Finished goods	77,679	74,205
	$153,014	$139,840

9. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2017 through September 30, 2017 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2017	$104,465	$37,161	$47,215	$188,841
Measurement period adjustment related to acquisition of Stromag, including working capital settlement (See Note 6)	$738	$113	$-	$851
Impact of changes in foreign currency and other	12,378	623	881	13,882
Net goodwill balance September 30, 2017	$117,581	$37,897	$48,096	$203,574

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Other intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$54,408	$—	$54,408	$50,416	$—	$50,416
Intangible assets subject to amortization:
Customer relationships	175,842	70,277	$105,565	164,406	60,761	103,645
Product technology and patents	6,779	5,813	$966	6,090	5,468	622
Total intangible assets	$237,029	$76,090	$160,939	$220,912	$66,229	$154,683

The Company recorded $2.4 million and $2.1 million of amortization expense in the quarters ended September 30, 2017 and 2016 respectively, and recorded $7.1 million and $6.4 million of amortization expense in the year to date periods ended September 30, 2017 and September 30, 2016, respectively.

The estimated amortization expense for intangible assets is approximately $2.3 million for the remainder of 2017, $9.4 million in each of the next four years and then $66.6 million thereafter.

10. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended September 30, 2017 and September 30, 2016 are as follows:

	September 30, 2017	September 30, 2016
Balance at beginning of period	$9,158	$9,468
Accrued current period warranty expense	511	1,732
Payments and adjustments	(2,047)	(2,700)
Balance at end of period	$7,622	$8,500

11. Debt

Outstanding debt obligations at September 30, 2017 and December 31, 2016 were as follows.

	September 30, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$282,440	$313,620
Convertible Notes	—	45,656
Mortgages	12,904	12,755
Capital leases	259	363
Total debt	295,603	372,394
Less: debt discount, net of accretion	—	(2,735)
Total debt, net of unaccreted discount	$295,603	$369,659
Less current portion of long-term debt	(380)	(43,690)
Total long-term debt, net of unaccreted discount	$295,223	$325,969

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

The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt and then to the extent as provided in the 2015 Credit Agreement. The rate at December 31, 2015 was 1.5%. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers (as defined in the 2015 Credit Agreement) to provide certain financial reports to the Lenders (as defined in the 2015 Credit Agreement), require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement.  This amendment, which became effective upon closing of the purchase of Stromag on December 30, 2016, increased the 2015 Revolving Credit Facility by $75 million to $425 million. The Company used additional borrowings under the increased facility to finance its purchase of Stromag. In addition, the amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants. The pricing terms and maturity date under the 2015 Credit Agreement remain unchanged. The Company paid $0.6 million in fees in connection with the October 2016 amendment, which is recorded in other non-current assets.

As of  September 30, 2017 we had $282.4 million outstanding on the USD tranche of our 2015 Revolving Credit Facility at an interest rate of 2.99%. As of September 30, 2017 and December 31, 2016, we had $3.7 million and $4.1 million in letters of credit outstanding, respectively. We had $138.9 million available to borrow under the 2015 Revolving Credit Facility at September 30, 2017 and may borrow an additional $150 million under certain circumstances.

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

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage had a remaining principal balance of € 1.1 million, or $1.3 million, at September 30, 2017.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $7.1 million, at September 30, 2017. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of September 30, 2017, the total principal outstanding was €2.1 million, or $2.5 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.1 million, or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025.  The mortgage had a balance of €1.7 million, or $2.0 million, at September 30, 2017.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million at September 30, 2017 and approximately $0.4 million at December 31, 2016.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 30, 2017 or December 31, 2016 under any of the overdraft agreements.

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

Stock-based compensation expense recorded during the year to date periods ended September 30, 2017 and September 30, 2016, was $4.5 million and $3.4 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the year to date period ended September 30, 2017:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2017	199,712	$24.68
Shares granted	150,643	39.43
Shares for which restrictions lapsed	(128,265)	43.76
Shares unvested September 30, 2017	222,090	$31.92

Total remaining unrecognized compensation cost was $6.3 million as of September 30, 2017, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the year to date period ended September 30, 2017 was $5.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaces the 2014 Program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the year to date period ended September 30, 2017, the Company did not repurchase any of its common stock under the share repurchase program.

Dividends

The Company declared a dividend of $0.17 per share of common stock related to the quarter ended September 30, 2017 which was accrued in the balance sheet at September 30, 2017.

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

During 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments, and limiting discretionary spending to improve profitability.

The following table details restructuring charges incurred by segment for the periods presented under the 2015 Altra Plan.

	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Couplings, Clutches & Brakes	$—	$3,022	$1,849	$4,425
Electromagnetic Clutches & Brakes	—	169	—	1,276
Gearing	25	68	809	84
Corporate (1)	24	138	487	806
Total	$49	$3,397	$3,145	$6,591

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

The amounts for the quarter ended September 30, 2017 were comprised of approximately $0.1 million in consolidation costs.  The amounts for the year to date period ended September 30, 2017 were comprised of approximately $0.9 million in severance, $1.2 million in consolidation costs, and $1.1 million in other restructuring, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

During the quarter ended September 30, 2017, the Company commenced a new  restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and  the elimination of certain costs.

The following table details restructuring charges incurred by segment for the periods presented under the 2017 Altra Plan.

	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Couplings, Clutches & Brakes	$631	$—	$631	$—
Electromagnetic Clutches & Brakes	—	—	—	—
Gearing	—	—	—	—
Corporate (1)	—	—	—	—
Total	$631	$—	$631	$—

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

The amounts for the quarter ended September 30, 2017 were comprised of approximately $0.4 million in severance and $0.2 million in consolidation costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2017 and September 30, 2017.

	2015 Plan	2017 Plan	Total All Plans
Balance at January 1, 2017	$1,971	$—	$1,971
Restructuring expense incurred	3,145	631	3,776
Cash payments	(4,441)	(88)	(4,529)
Balance at September 30, 2017	$675	$543	$1,218

The total accrued restructuring reserve as of September 30, 2017 relates to severance costs to be paid to former employees which are expected to be paid during 2017 and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The company expects to incur approximately $2.0 to $4.0 million in expense under the 2017 Plan through 2019.

The Company sold its entity in Changzhou China and obtained proceeds of approximately $3.2 million at the close of the transaction. There was no additional gain or loss recorded on the sale of the building associated with this entity which was classified as assets held for sale.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended September 30,		Year to Date Period Ended September 30,
	2017	2016	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$110,109	$77,446	$327,310	$231,225
Electromagnetic Clutches & Brakes	58,304	50,680	187,463	165,083
Gearing	48,368	47,023	144,545	145,038
Inter-segment eliminations	(2,158)	(2,017)	(5,903)	(5,087)
Net sales	$214,623	$173,132	$653,415	$536,259
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$12,679	$6,596	$33,031	$20,441
Electromagnetic Clutches & Brakes	6,138	6,589	21,894	20,120
Gearing	5,689	5,650	17,804	17,280
Restructuring	(680)	(3,397)	(3,776)	(6,591)
Corporate expenses (1)	(2,553)	(5,069)	(6,869)	(9,729)
Income from operations	$21,273	$10,369	$62,084	$41,521
Other non-operating (income) expense:
Net interest expense	$1,811	$2,815	$5,547	$8,615
Other non-operating expense (income), net	696	45	30	(438)
Loss on extinguishment of convertible debt	—	—	1,797	—
	2,507	2,860	7,374	8,177
Income before income taxes	18,766	7,509	54,710	33,344
Provision for income taxes	5,489	2,196	15,723	9,872
Net income	$13,277	$5,313	$38,987	$23,472

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

Selected information by segment (continued)

	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,387	$4,028	$15,658	$11,485
Electromagnetic Clutches & Brakes	1,274	1,176	3,690	3,501
Gearing	1,776	1,862	5,077	5,261
Corporate	851	791	2,478	2,372
Total depreciation and amortization	$9,288	$7,857	$26,903	$22,619

	September 30, 2017	December 31, 2016
Total assets:
Couplings, Clutches & Brakes	$570,266	$511,934
Electromagnetic Clutches & Brakes	181,766	169,507
Gearing	139,039	147,829
Corporate (2)	34,960	40,554
Total assets	$926,031	$869,824

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
North America (primarily U.S.)	$101,569	$99,995	$331,945	$316,957
Europe	87,866	54,344	256,142	165,694
Asia and other	25,188	18,793	65,328	53,608
Total	$214,623	$173,132	$653,415	$536,259

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity which holds such assets.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended September 30, 2017 and 2016, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended September 30, 2017.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of September 30, 2017, approximately $0.3 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income.

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%.  The effective date was January 31, 2017 and the maturity date is January 31, 2020.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.  As of September 30, 2017, approximately $35 thousand of unrealized gain related to the interest rate swap was included in accumulated other comprehensive income.

The following table summarizes outstanding swaps which the Company has recorded at September 30, 2017.

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

		September 30,	December, 31
	Balance Sheet Location	2017	2016
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$13,699	$1,642
Interest rate swap agreement	Other long-term assets	(35)	-
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	8,714	889
		$22,378	$2,531

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands).

		September 30,
	Income Statement Location	2017
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$11,867
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	7,825
		$19,692

16. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of September 30, 2017 or December 31, 2016. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

Disclosure of an Amendment to the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”)

Effective June 30, 2017, the Company amended the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”), its frozen U.S. defined benefit pension plan, to terminate the Pension Plan effective as of June 30, 2017. The Company has commenced the plan termination process and expects to distribute a portion of the Pension Plan assets by the end of 2017 and the remainder in the first quarter of 2018. Upon regulatory approval and the distribution of plan assets, the Company expects to recognize a loss up to a total of approximately $8.0 million during the fourth quarter of 2017 and first quarter of 2018 associated with the plan termination. The loss will include up to $1.1 million in cash required to terminate the pension plan and the remainder will be non-cash in nature. The unrecognized loss will be triggered upon the distribution of Pension Plan assets.

17. Subsequent Events

Dividend

On October 17, 2017 the Company declared a dividend of $0.17 per share for the quarter ended December 31, 2017, payable on January 3, 2017 to shareholders of record as of December 18, 2017.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters and year to date periods ended September 30, 2017 and 2016:

	Net Sales
	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Couplings, Clutches & Brakes	52%	45%	51%	43%
Electromagnetic Clutches & Brakes	27%	29%	29%	31%
Gearing	21%	26%	20%	26%

	Operating Income
	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Couplings, Clutches & Brakes	52%	35%	45%	35%
Electromagnetic Clutches & Brakes	25%	35%	30%	35%
Gearing	23%	30%	25%	30%

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

Business Outlook

During the quarter ended September 30, 2017, we saw continued improvement in certain of our end markets that previously had been challenged. As our markets strengthen, we expect to benefit increasingly from our work during the past few years on our facility consolidation, supply chain and operational excellence initiatives. Moreover, we believe we are now in a position to capitalize on the positive momentum in the industrial economy by driving growth initiatives. To this end, our sales and engineering teams are targeting specific strategic end markets with focused activities to generate new opportunities. We continue to be encouraged by the progress of the integration of our Stromag acquisition and we have already experienced an increase in cross-selling opportunities. We continue to seek further acquisitions, but remain highly disciplined in that pursuit.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended September 30, 2017.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$214,623	$173,132	$653,415	$536,259
Cost of sales	145,610	118,957	446,109	369,254
Gross profit	69,013	54,175	207,306	167,005
Gross profit percentage	32.2%	31.3%	31.7%	31.1%
Selling, general and administrative expenses	41,009	36,142	123,012	105,548
Research and development expenses	6,051	4,267	18,434	13,345
Restructuring costs	680	3,397	3,776	6,591
Income from operations	21,273	10,369	62,084	41,521
Interest expense, net	1,811	2,815	5,547	8,615
Other non-operating income (loss), net	696	45	30	(438)
Loss on extinguishment of debt	—	—	1,797	—
Income before income taxes	18,766	7,509	54,710	33,344
Provision for income taxes	5,489	2,196	15,723	9,872
Net income	$13,277	$5,313	38,987	23,472

Quarter Ended September 30, 2017 compared with Quarter Ended September 30, 2016

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	September 30, 2017	September 30, 2016	Change	%
Net sales	$214,623	$173,132	$41,491	24.0%

The increase in sales during the quarter ended September 30, 2017 was due to the acquisition of Stromag, price increases, higher sales levels in several end markets and the favorable effect of changes in foreign exchange rates of $2.5 million. Of the increase in sales, approximately $34.9 million relates to the inclusion of additional sales as a result of the acquisition of Stromag for the quarter. In addition, price increases contributed $1.7 million to the increase during the quarter. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Gross Profit	$69,013	$54,175	$14,838	27.4%
Gross Profit as a percent of sales	32.2%	31.3%

Gross profit as a percentage of sales increased during the quarter ended September 30, 2017 primarily due to improvements realized from our consolidation and cost saving efforts as well as a modest improvement in some of our more profitable end markets.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	$41,009	$36,142	$4,867	13.5%
SG&A as a percent of sales	19.1%	20.9%

The increase in SG&A is primarily due to the inclusion of SG&A related to the Stromag business.  This amount is partially offset by a decrease in year over year US healthcare costs and certain reductions as a result of our plant consolidations.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Research and development expenses (“R&D”)	$6,051	$4,267	$1,784	41.8%

The increase in R&D is due to the inclusion of Stromag for the quarter ended September 30, 2017.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Restructuring Costs	$680	$3,397	$(2,717)	(80.0)%

During 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $1.9 million of the decrease is related to activity in the Couplings, Clutches and Brakes segment not present in the current quarter under the 2015 Altra Plan. The Company does not expect to incur any additional material costs as a result of the 2015 Plan. During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs. Approximately $0.6 million of the expense in the current quarter is related to activity in the Couplings, Clutches and Brakes segment under the 2017 Altra Plan. The company expects to incur approximately $2.0 to $4.0 million in additional expense through 2019 related to the 2017 Altra Plan.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Interest Expense, net	$1,811	$2,815	$(1,004)	(35.7)%

Interest expense decreased significantly during the quarter as a result of the conversion and redemption of our convertible notes and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our Credit Facility for the Stromag Acquisition.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Other non-operating income, net	$696	$45	$651	1446.7%

Other non-operating expense increased primarily due to foreign currency transaction gains and losses arising from changes in exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2017	September 30, 2016	Change	%
Provision for income taxes	$5,489	$2,196	$3,293	150.0%
Provision for income taxes as a % of income before income taxes	29.2%	29.2%

The provision for income tax, as a percentage of income before taxes was flat for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

Year to Date Ended September 30, 2017 compared with Year to Date Ended September 30, 2016

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Net sales	$653,415	$536,259	$117,156	21.8%

The increase in sales during the year to date period ended September 30, 2017 was due to the acquisition of Stromag, price increases, and higher sales levels in several end markets partially offset by the effect of changes in foreign exchange rates of $5.4 million. Of the increase in sales, approximately $103.0 million relates to the inclusion of additional sales as a result of the acquisition of Stromag. In addition, price increases contributed $4.9 million to the increase. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Gross Profit	$207,306	$167,005	$40,301	24.1%
Gross Profit as a percent of sales	31.7%	31.1%

Gross profit as a percentage of sales increased slightly during the year to date period ended September 30, 2017 primarily as a result of our plant consolidations, price increases, and improving end markets. The increase in gross profit was partially offset by the impact of acquired inventory related to the Stromag acquisition in the amount of $2.3 million which was recorded at fair value rather than cost.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	$123,012	$105,548	$17,464	16.5%
SG&A as a percent of sales	18.8%	19.7%

The increase in SG&A is primarily due to the inclusion of SG&A related to the Stromag business.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Research and development expenses (“R&D”)	$18,434	$13,345	$5,089	38.1%

The increase in R&D is due to the inclusion of Stromag for the year.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Restructuring Costs	$3,776	$6,591	$(2,815)	(42.7)%

During 2015, the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount and limiting discretionary spending to improve profitability. Approximately $1.8 million, $0.8 million, and $0.5 million of the restructuring costs, associated with the 2015 Altra Plan, were related to the Couplings, Clutches and Brakes, Gearing, and Corporate, respectively. The Company does not expect to incur any additional material costs as a result of the 2015 Plan. During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs. Approximately $0.6 million of the expense in the current quarter is related to activity in the Couplings, Clutches and Brakes segment under the 2017 Altra Plan. The company expects to incur approximately $2.0 to $4.0 million in additional expense through 2019 related to the 2017 Altra Plan.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Interest Expense, net	$5,547	$8,615	$(3,068)	(35.6)%

Interest expense decreased significantly during the period as a result of the conversion and redemption of our convertible notes and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our 2015 Revolving Credit Facility for the Stromag Acquisition.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Other non-operating income, net	$30	$(438)	$468	(106.8)%

Other non-operating expense increased primarily due to foreign currency transaction gains and losses arising from changes in exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2017	September 30, 2016	Change	%
Provision for income taxes	$15,723	$9,872	$5,851	59.3%
Provision for income taxes as a % of income before income taxes	28.7%	29.6%

The provision for income tax, as a percentage of income before taxes decreased for the year to date period ended September 30, 2017 as compared to the year to date period ended September 30, 2016. This decrease is a combined result of the income in China associated with the closure of the Company’s Changzhou facility which was offset by previously recognized net operating losses, and the adoption of FASB Accounting Standards Update 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017. Income tax expense included a benefit of $0.6 million arising from a cash tax deduction on restricted stock awards that vested in 2017.

Segment Performance.

Amounts in thousands

	Quarters Ended September 30,		Year to date periods Ended September 30,
	2017	2016	2017	2016
Net Sales:
Couplings, Clutches & Brakes	$110,109	$77,446	$327,310	$231,225
Electromagnetic Clutches & Brakes	58,304	50,680	187,463	165,083
Gearing	48,368	47,023	144,545	145,038
Intra-segment eliminations	(2,158)	(2,017)	(5,903)	(5,087)
Net sales	$214,623	$173,132	$653,415	$536,259
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$12,679	$6,596	$33,032	$20,441
Electromagnetic Clutches & Brakes	6,138	6,589	21,894	20,120
Gearing	5,689	5,650	17,804	17,280
Restructuring	(680)	(3,397)	(3,776)	(6,591)
Corporate expenses (1)	(2,553)	(5,069)	(6,870)	(9,729)
Income from operations	$21,273	$10,369	$62,084	$41,521

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $110.1 million in the quarter ended September 30, 2017, an increase of approximately $32.7 million or 42.2%, from the quarter ended September 30, 2016.  Approximately $28.8 million of the increase was due to the inclusion of sales from the newly acquired Stromag business for the quarter. The remainder of the increase was due to a modest recovery in certain of our more profitable end markets.  Segment operating income increased approximately $6.1 million compared to the prior period primarily as a result of the addition of Stromag and plant consolidations.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $58.3 million in the quarter ended September 30, 2017, an increase of approximately $7.6 million, or 15.0%, from the quarter ended September 30, 2016. Approximately $6.0 million of the increase was due to the inclusion of sales from the newly acquired Stromag business in the quarter. Segment operating income decreased $0.5 million compared to the prior period primarily as a result of the impact of foreign exchange.

Gearing

Net sales in the Gearing segment were $48.4 million in the quarter ended September 30, 2017, which were similar to the prior year.  Segment operating income was consistent compared to the prior period.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our 2015 Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing 2015 Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. As of September 30, 2017, we have the ability under our 2015 Revolving Credit Facility to borrow an additional $138.9 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

As of September 30, 2017 and December 31,2016 we had $282.4 million and $313.6 million outstanding on our 2015 Revolving Credit Facility, respectively. As of September 30, 2017 and December 31, 2016, we had $3.7 million, and $4.1 million in letters of credit outstanding, respectively. We had $138.9 million available to borrow under the 2015 Revolving Credit Facility at September 30, 2017. On October 21, 2016, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement.

We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at September 30, 2017.

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

Borrowings

	Amounts in millions
	September 30, 2017	December 31, 2016
Debt:
Revolving Credit Facility	$282.4	$313.6
Convertible Notes	-	45.7
Mortgages	12.9	12.7
Capital leases	0.3	0.4
Total debt	$295.6	$372.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 30, 2017 and September 30, 2016, respectively:

	September 30, 2017	September 30, 2016	Change
Cash and cash equivalents at the beginning of the year	$69,118	$50,320	$18,798
Cash flows used in operating activities	43,289	46,894	(3,605)
Cash flows used in investing activities	(17,157)	(15,684)	(1,473)
Cash flows used in financing activities	(49,248)	(41,943)	(7,305)
Effect of exchange rate changes on cash and cash equivalents	7,149	178	6,971
Cash and cash equivalents at the end of the period	$53,151	$39,765	$13,386

Cash Flows for 2017

Net cash provided from operating activities was approximately $43.3 million for the year to date period ended September 30, 2017. This was generated by net income of $39.0 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, accretion of debt discount, amortization of deferred financing costs, loss on extinguishment of debt, loss on disposal of fixed assets, amortization of inventory fair value adjustment and non-cash loss on foreign currency which was approximately $36.2 million. This was partially offset by a net increase in current assets and liabilities of approximately $31.9 million.

Net cash used in investing activities for the year to date period ended September 30, 2017 increased approximately $1.5 million compared to the year to date period ended September 30, 2016. The increase is attributed to higher purchases of manufacturing equipment and plant construction projects at certain facilities. This increase is partially offset by proceeds from the sale of Changzhou equity and the completion of the working capital adjustment under the Stromag sale and purchase agreement.

Net cash used in financing activities in the year to date period ended September 30, 2017 as compared to the year to date period ended September 30, 2016 increased by $7.3 million. This increase relates primarily to increased net debt payments on the Revolving Credit Facility as of the year to date period ended September 30, 2017.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of September 30, 2017 we have approximately $49.9 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	$30,000,000
August 1, 2017 to August 30, 2017	—	$—	—	$—
September 1, 2017 to September 30, 2017	—	$—	—	$—

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a customer in the United Kingdom, for ultimate re-sale to an Iranian end user for use in a gas treating plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 12.3 thousand and net profits were approximately GBP 5.9 thousand.  Bibby intends to continue pursuing opportunities with this direct customer and end user, to the extent compliant with applicable law.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

October 25, 2017	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

October 25, 2017	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

October 25, 2017	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer