Form 10-K
period 2017-12-31
Altra Industrial Motion Corp.
filed 2018-02-23
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $1.12 billion.

As of February 21, 2018, there were 29,315,963 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III

Item 1.	Business

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

On December 31, 2014, Altra Power Transmission, Inc., our former wholly owned subsidiary, was merged into Altra Industrial Motion Corp.

On December 30, 2016, we acquired the shares and certain assets and liabilities of the Stromag business from GKN plc. Stromag is a leading global manufacturer of highly engineered clutches and brakes, couplings, and limit switches for use in a variety of end markets including energy, metals and material handling. We refer to this transaction as the Stromag Acquisition.

Our Industry

Based on industry data supplied by the Power Transmission Distributors Association in collaboration with Industrial Market Information, we estimate that global industrial power transmission products generated sales of approximately $159 billion in 2017. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $94 billion global market in 2017.

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

Our Business Strategy

With a strong long-term focus on Operational Excellence, organic growth and strategic acquisitions, we strive to create superior value for our customers, stockholders and associates.  We seek to achieve this vision through the following strategies:

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

Collaborate with Customers to Create New Opportunities.    We focus on aggressively developing new products across our business in response to customer needs in various markets. Our extensive application-engineering know-how drives both new and repeat sales and we have an established history of innovation with over 200 granted patents and pending patent applications worldwide. In total, new products developed by us during the past three years generated approximately $54.3 million in revenues during 2017.

Capturing the Benefits of Common Ownership. We foster the sharing of best practices throughout the organization.  We challenge our businesses to work together to identify cross-selling opportunities to increase customer and distributor penetration as well as to expand into new markets and geographic regions.  The realignment of our three divisions further enables these initiatives. Leveraging our global buying power, our businesses work together to identify cost saving opportunities and to improve supply chain management. Utilizing our common ERP system, we have implemented a shared services structure that supports all of our business units in the United States and Canada.  This allows our businesses to receive the benefits of expanded customer service, cohesive marketing services and consolidated accounting functions, which will increase efficiency and help to reduce cost.

Selectively Pursue Strategic Acquisitions that Complement Our Strong Platform.    We have a successful track record of identifying, acquiring and integrating acquisitions. We believe that in the future there may be a number of attractive potential acquisition candidates, in part due to the fragmented nature of the industries we serve. We plan to continue our disciplined pursuit of strategic acquisitions to strengthen our product portfolio, enhance our industry leadership, leverage fixed costs, expand our global footprint, and create value in products and markets that we know and understand.

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

Disciplined Capital Allocation.   We expect that our businesses typically will generate annual free cash flow. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses through annual investment in capital spending with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional strategic acquisitions focused on our key markets.  We have consistently provided shareholder returns by paying regular dividends, which have increased by 300% since being introduced during the quarter ended March 31, 2012.  During the quarter ended June 30, 2014, we initiated purchases under our $50 million share repurchase program, the (“2014 Repurchase Program”), and we repurchased approximately $34.9 million of Altra common stock under the 2014 Repurchase Program prior to its termination in October 2016. On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaced the previous 2014 Repurchase Program which was terminated. No shares were purchased in 2017.

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

Customized, Engineered Products Serving Niche Markets. We employ over 330 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers. Many of our product lines involve a large number of unique parts, are delivered in small order quantities with short lead times, and require varying levels of technical support and responsive customer service. As a result of these characteristics, as well as the essential nature of our products to the efficient operations of our customers, we generate a significant amount of recurring sales with repeat customers.

Aftermarket Sales Supported by Large Installed Base.    On average, our brands have been in operation for over 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For 2017, we estimate that approximately 38% of our revenues were derived from aftermarket sales.

Diversified End Markets.    Our revenue base has a balanced exposure across a diverse mix of end-user industries, including energy, food processing, general industrial, material handling, mining, transportation, and turf and garden. We believe our diversified end markets insulate us from volatility in any single industry or type of end-user. In 2017, no single industry represented more than

9% of our total sales. We are geographically diversified with approximately 49% of our sales coming from outside North America during 2017.

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

Experienced, High-Caliber Management Team.    We are led by a highly experienced management team with over 250 years of cumulative industrial business experience and an average of over 15 years with our companies. Our CEO, Carl Christenson, has over 30 years of experience in the MPT industry, while our CFO, Christian Storch, has more than 25 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating several major strategic acquisitions and delivering significant growth and profitability.

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

See Note 15 to the consolidated financial statements for financial information about our segments and geographic areas.

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

Our continued investment in new product development is intended to help drive customer growth as we address key customer needs.  We spend approximately 2.0% - 3.0% of net sales on our annual research and development efforts.

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 230 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.  While the Company did not have any individual customers that represented total sales of greater than 10.0%, the Gearing business segment had one customer that approximated 11.3% of total sales for the segment during the year ended December 31, 2017.

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

Distribution

Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2017, we derived approximately 51% of our net sales from customers in North America, 35% from customers in Europe and 14% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor, PowerFlex, Svendborg Brakes, Guardian Couplings, and Stromag.]

Employees

As of December 31, 2017, we had approximately 4,580 full-time employees, of whom approximately 43% were located in North America (primarily U.S.), 42% in Europe, and 15% in Asia and the rest of the world. Approximately 9% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 1,332 employees or 82% of our European employees are represented by labor unions or works councils. Approximately 45 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 79 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.

We are a party to three U.S. collective bargaining agreements. The agreements will expire in February 2021, November 2019, and June 2020.

We are also party to a collective bargaining agreement with approximately 42 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018.

One of the three U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by that agreement who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations. See “Risk Factors — Risks Related to Our Business — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

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

Seasonality

We experience seasonality in our turf and garden business, which represented approximately 9% of our net sales in 2017. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality can also be affected by weather and the level of housing starts.

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

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of February 23, 2018 (ages are as of December 31, 2017):

Carl R. Christenson (age 58) has been our Chief Executive Officer since January 2009, a director since July 2007 and Chairman of the Board since 2014. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 58) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 51) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 68) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 48) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 54) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity.  Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2017, approximately 26% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 6% of our net sales for the year ended December 31, 2017. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our net sales outside North America represented approximately 49% of our total net sales for the year ended December 31, 2017. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. Our financial performance has been, and is expected to continue to be, adversely impacted by foreign currency exchange rates. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

   We may be subject to litigation for a variety of claims, which could adversely affect our business, financial condition or results of operations.

          In addition to product liability claims and securities class action litigation, which has often been brought against a company following a decline in the market price of its securities, we and our directors and officers may be subject to claims arising from our normal business activities.  These may include claims, suits, and proceedings involving stockholder and fiduciary matters, intellectual property, labor and employment, wage and hour, commercial and other matters.  The outcome of any litigation, regardless of its merits, is inherently uncertain.  Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims.  Any adverse determination related to litigation or settlement or other resolution of a legal matter could adversely affect our business, financial condition or results of operations, harm our reputation or otherwise negatively impact our business.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2017, we had approximately 4,580 full-time employees, of whom approximately 43% were located in North America (primarily U.S.), 42% in Europe, and 15% in Asia and the rest of the world. Approximately 9% of our full-time factory U.S. employees are represented by labor unions. In addition, approximately 1,332 employees or 82% of our European employees are represented by labor unions or works councils. Approximately 45 employees in the Lamiflex production facilities in Brazil are represented by a works council. Additionally, approximately 79 employees in the TB Wood’s production facility in Mexico are unionized under a collective bargaining agreement that is subject to annual renewals.

We are a party to three U.S. collective bargaining agreements.  The agreements will expire in  February 2021. November 2019, and June 2020. We are also party to a collective bargaining agreement with approximately 42 union employees at our Toronto, Canada manufacturing facility. That agreement will expire in July 2018.  We may be unable to renew these agreements on terms that are satisfactory to us, if at all.

One of the three U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by that agreement who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

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

Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, maintaining and expanding relationships with distributors, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that our senior executives could not easily be replaced with executives of equal experience and capabilities but we cannot prevent our key executives from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives.

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

We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. We cannot assure you that third parties who indemnify or who are expected to indemnify us for certain environmental costs and liabilities associated with certain owned or operated sites will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. In addition, indefinite lived intangibles, primarily tradenames and trademarks, comprise a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite lived intangibles could result in future reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

If we are unable to successfully implement our ERP system across the Company or such implementation is delayed, our operations may be disrupted or become less efficient.

We are in the process of implementing a Enterprise Resource Planning system entitled “SAP” worldwide, with the aim of enabling management to achieve better control over the Company through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The adoption of the SAP system, which replaces the existing accounting and management systems, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. In order to mitigate the impact of such critical issues, the Company decided to implement the SAP system on a step-by-step basis, both geographically and in terms of processes. If the remaining implementation of the SAP system is delayed, in whole or in part, we would continue to use our current systems which may not be sufficient to support our planned operations and significant upgrades to the current systems may be warranted or required to meet our business needs pending SAP implementation. In addition, we rely on third-party vendors to provide long-term software maintenance support and hosting services for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operations. In addition, we do not control the operation of any third party hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems with our third party hosting vendors could disrupt the management of, and have a material adverse effect on, our business operations. However, there can be no assurance that the new SAP system will be successfully implemented and failure to do so could have a material adverse effect on the Company’s operations.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

As of December 31, 2017, we had approximately $262.9 million outstanding and $158.6 million available under our 2015 Revolving Credit Facility (as defined herein). Our indebtedness has important consequences; for example, it could:

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

Substantially all of the domestic personal property of the Company and its domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the Second Amended and Restated Credit Agreement dated October 22, 2015 (as amended from time to time, the “2015 Credit Agreement”) governing our 2015 Revolving Credit Facility. In addition, the 2015 Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. A portion of our indebtedness is also euro denominated. In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia, India and Brazil, we expect that an increasing percentage of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

We are exposed to swap counterparty credit risk that could materially and adversely affect our business, operating results, and financial condition.

From time to time, we rely on interest rate swap contracts and cross-currency swap contracts and hedging arrangements to effectively manage our interest rate risk. Failure to perform under derivatives contracts by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.

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

Tax reform may significantly affect the Company and its stockholders.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits and putting into effect the migration from a “worldwide” system of taxation to a territorial system.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will adjust their policies in response to the newly enacted federal tax law. The impact of this tax reform as well as other tax laws and regulations in the U.S. or other countries where we do business on holders of our common stock and our operating results and financial position is uncertain and could be adverse.

Certain of our businesses are exposed to renewable energy markets which depend significantly on the availability and size of government subsidies and economic incentives.

Certain of our businesses sell product to customers within the renewable energy market, which among other energy sources includes wind energy and solar energy. This market is inherently cyclical and can be impacted by governmental policy, the comparative cost differential between various forms of energy, and the general macroeconomic climate.

At present, the cost of many forms of renewable energy may exceed the cost of conventional power generation in locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of renewable energy sources such as wind energy and solar energy. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of renewable energy products to promote the use of renewable energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives could reduce demand for our products and, as our customers attempt to compete on a levelized playing field with other forms of nonrenewable energy, also increase pressure to reduce cost throughout the supply chain.  Lower demand or increased pricing pressure could adversely affect our business prospects and results of operations.

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

    The uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union could adversely affect our business and financial results.  The vote by the United Kingdom to leave the European Union could adversely affect us.

In a Referendum of the United Kingdom (or the U.K.) held on June 23, 2016, the UK voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations.  The formal process for U.K. leaving the E.U. began in March 2017, when the U.K. served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the U.K.’s relationship with the E.U. is unclear and there is considerable uncertainty when any relationship will be agreed to and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U. and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  Further, in the Brexit Referendum, Scotland voted to remain in the E.U., while England and Wales voted to exit. The disparity has renewed the Scottish independence movement. Scottish leaders have publicly stated that a second independence referendum will not be held until after the terms of the Brexit are clear; however, plans may change. Political issues and a potential breakup of the U.K. could create legal and economic uncertainty in the region and have a material adverse effect on the Company and other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2017 are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Couplings, Clutches & Brakes	20	—	20	1,315,528	426,386
Electromagnetic Clutches & Brakes	7	—	7	169,889	445,934
Gearing	6	—	6	257,350	483,747
Corporate(1)	—	2	2	104,288	13,804

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Couplings, Clutches & Brakes	7	10	2	1	20	—	20
Electromagnetic Clutches & Brakes	2	4	1	—	7	—	24
Gearing	4	2	—	—	6	—	7
Corporate(1)	2	—	—	—	2	—	6

(1)	Shared services center, selective engineering functions, Corporate headquarters and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 21, 2018, the number of holders on record of our common stock was approximately 80.

The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on The NASDAQ Global Market. Our common stock commenced trading on the NASDAQ Global Market on December 15, 2006.

	U.S. Dollars
	High	Low
Fiscal year ended December 31, 2017
Fourth Quarter	$50.80	$44.95
Third Quarter	$48.95	$38.80
Second Quarter	$45.03	$36.50
First Quarter	$46.90	$35.20
Fiscal year ended December 31, 2016
Fourth Quarter	$39.85	$27.35
Third Quarter	$29.23	$26.24
Second Quarter	$30.00	$25.77
First Quarter	$28.08	$20.55

Dividends

The Company declared and paid dividends of $0.66 per share of common stock for the year ended December 31, 2017. The Company declared and paid dividends of $0.60 per share for the year ended December 31, 2016.

On February 13, 2018, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2018, payable on April 3, 2018 to stockholders of record as of March 19, 2018.  See Note 17 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	180,680(2)	$—	860,793
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	180,680	$—	860,793

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.
(2)

Represents the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2017 based on achievement of the highest level of each applicable performance objective. A portion of the performance share awards (weighted 50% of the total performance share award) measures the Company’s return on invested capital (“ROIC”) against an annual ROIC target established by the Compensation Committee over each of three one-year measurement periods ending on December 31, 2015, December 31, 2016 and December 31, 2017. The performance share awards subject to the ROIC measurement periods ending on December 31, 2015 and December 31, 2016 have already been fixed by the Compensation Committee based on the Company’s actual ROIC for those measurement periods and issued as shares restricted stock and therefore are not included in this total.  On February 13, 2018, based upon actual ROIC for the one-year measurement period ended December 31, 2017 and subject to completion of the Company’s annual audit and filing of this Annual Report on Form 10-K, the Compensation Committee fixed the award of shares for the ROIC performance objective at 89.5% of target.  As a result, the number of shares subject to the ROIC portion of the awards for the measurement period ended December 31, 2017 overstates the expected dilution. A portion of the performance share awards (weighted 50% of the total performance share award) measures the Company’s total shareholder return (“TSR”) against the TSR for a peer group of companies over each of the three-year measurement periods ending on December 31, 2017, December 31, 2018 and December 31, 2019. On February 13, 2018, based upon actual TSR for the three-year measurement period ended December 31, 2017, the Compensation Committee fixed the award of shares for the TSR performance objective at 150% of target.  As a result, 47,968 performance shares were earned as of December 31, 2017 and are included in the total. The payout for the TSR portions of the awards for the measurement periods ending on December 31, 2018 and December 31, 2019 have not yet been fixed and 89,948 shares subject to these awards, which is based on the achievement of the highest applicable performance objective, are not yet earned and may therefore overstate expected dilution. The weighted average exercise price set forth in column (b) does not take these performance share awards into account

Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	$30,000,000
November 1, 2017 to November 30, 2017	—	$—	—	$—
December 1, 2017 to December 31, 2017	—	$—	—	$—

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2012, through December 31, 2017, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 Index and the newly-added S&P Small Cap 600 Capped Industrials Index  in each case assuming an initial investment of $100, assuming dividend reinvestment.

Item 6.Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Amounts in thousands, except per share data
	Year Ended December 31,
	2017	2016	2015	2014	2013
Net sales	$876,737	$708,906	$746,652	$819,817	$722,218
Cost of sales	600,961	486,774	518,189	570,948	506,837
Gross profit	275,776	222,132	228,463	248,869	215,381
Operating expenses:
Selling, general and administrative expenses	164,492	140,492	139,217	156,471	130,155
Research and development expenses	24,434	17,677	17,818	15,522	12,536
Impairment of Intangible assets	—	6,568	—	—	—
Restructuring costs	4,143	9,849	7,214	1,767	1,111
Loss on partial settlement of pension plan	1,720	—	—	—	—
	194,789	174,586	164,249	173,760	143,802
Income from operations	80,987	47,546	64,214	75,109	71,579
Other non-operating income and expense:
Interest expense, net	7,710	11,679	12,164	11,994	10,586
Loss on extinguishment of convertible debt	1,797	1,989	—	—	—
Other non-operating expense (income), net	353	(7)	963	(3)	1,657
	9,860	13,661	13,127	11,991	12,243
Income before income taxes	71,127	33,885	51,087	63,118	59,336
Provision for income taxes	19,700	8,745	15,744	22,936	19,151
Net income	51,427	25,140	35,343	40,182	40,185
Net loss (income) attributable to non-controlling interest	—	—	63	(15)	90
Net income attributable to Altra Industrial Motion Corp.	$51,427	$25,140	$35,406	$40,167	$40,275
Other Financial Data:
Depreciation and amortization	$36,025	$29,898	$30,121	$32,137	$27,924
Purchases of fixed assets	(32,826)	(18,941)	(22,906)	(28,050)	(27,823)
Cash flow provided by (used in):
Operating activities	80,581	76,641	86,816	84,499	89,625
Investing activities	(26,722)	(206,908)	(21,705)	(42,294)	(130,005)
Financing activities	(74,048)	149,772	(55,783)	(53,965)	17,991
Weighted average shares, basic	28,949	25,719	26,064	26,713	26,766
Weighted average shares, diluted	29,064	25,872	26,109	27,403	26,841
Basic Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.78	$0.97	$1.36	$1.50	$1.50
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.77	$0.97	$1.36	$1.47	$1.50
Cash dividend declared	$0.66	$0.60	$0.57	$0.46	$0.38

	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$51,994	$69,118	$50,320	$47,503	$63,604
Total assets	920,657	869,824	632,332	676,402	727,408
Total debt, net of unaccreted discount	275,971	369,659	234,755	255,752	278,272
Long-term liabilities, excluding long-term debt	$105,873	$88,884	$53,848	$56,676	$55,663

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Svendborg in December 2013, Guardian in 2014, and Stromag in December 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the Company’s risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the Tax Cuts and Jobs Act, and changes in the enforcement of laws;
•	the Company’s ability to attract and retain key executives and other personnel;
•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to implement our Enterprise Resource Planning (ERP) system;
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with the Company’s being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with the Company’s exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition, and the Stromag Acquisition;
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

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the Selected Historical Financial Data, and the consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included elsewhere in the Company’s Annual Report on Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

While the power transmission industry has undergone some consolidation, we estimate that in 2017 the top five broad-based electromechanical power transmission companies represented approximately 14% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general. Recently, our financial performance has been adversely impacted by challenging dynamics in several of our end markets including oil and gas, power generation and alternative energy. In addition, we face uncertainty relating to the impact of potential inflationary pressure and rising interest rates on our revenues and earnings. At the same time, we believe that our consolidation, supply chain, pricing and operational excellence initiatives will enable us to continue to enhance margins and accelerate profitability.

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

As of December 31, 2017, each of our reporting units had estimated fair values that were substantially in excess of the carrying value.

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

Based on the above procedures, we did not identify any reporting unit that would be required to perform a step 2 goodwill impairment analysis as of December 31, 2017.

For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We compared the estimated fair value of the trademarks with the carrying value of the trademarks and did not identify any impairment as of December 31, 2017.  There is increasing revenue pressure  in the wind industry driven by changing government subsidies and resulting supplier auctions in an effort to reduce turbine costs. Our Svendborg entity has a significant presence in this market and currently has an indefinite lived intangible asset of approximately $9.0 million. If Svendborg sales were to decline to a level significantly below our current forecasts, we may be required to recognize an impairment in future periods.

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

The Company did not identify any impairments related to goodwill, definite-lived intangible assets as the fair value of our reporting units and definite lived intangibles assets were substantially in excess of their carrying value as of December 31, 2017.  As of December 31, 2016, we recorded an impairment of the carrying value of the TB Woods tradename of $6.6 million primarily due to the loss of revenues as a result of the decline in the Oil and Gas end market.

Recent Accounting Standards

See the discussion of critical accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2017.

Results of Operations.

Amounts in thousands, except percentage data

	Year Ended

	December 31, 2017	December 31, 2016	December 31, 2015
Net sales	$876,737	$708,906	$746,652
Cost of sales	600,961	486,774	518,189
Gross profit	275,776	222,132	228,463
Gross profit percentage	31.5%	31.3%	30.6%
Selling, general and administrative expenses	164,492	140,492	139,217
Research and development expenses	24,434	17,677	17,818
Impairment of Intangible Assets	—	6,568	—
Restructuring costs	4,143	9,849	7,214
Loss on partial settlement of pension plan	1,720	—	—
Income from operations	80,987	47,546	64,214
Interest expense, net	7,710	11,679	12,164
Loss on extinguishment of covertible debt	1,797	1,989	—
Other non-operating (income) expense, net	353	(7)	963
Income before income taxes	71,127	33,885	51,087
Provision for income taxes	19,700	8,745	15,744
Net income	51,427	25,140	35,343
Net loss (income) attributable to non-controlling interest	—	—	63
Net income attributable to Altra Industrial Motion Corp.	$51,427	$25,140	$35,406

Segment Performance.

Amounts in thousands, except percentage data

	Years Ended December 31,
	2017	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$441,887	$305,406	$342,299
Electromagnetic Clutches & Brakes	251,505	217,856	219,676
Gearing	191,789	192,003	192,252
Intra-segment eliminations	(8,444)	(6,359)	(7,575)
Net sales	$876,737	$708,906	$746,652
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$47,215	$20,941	$38,750
Electromagnetic Clutches & Brakes	27,774	26,406	21,634
Gearing	22,238	22,718	21,094
Restructuring	(4,143)	(9,849)	(7,214)
Corporate expenses	(10,377)	(12,670)	(10,050)
Loss on the partial settlement of pension plan	(1,720)	-	-
Income from operations	$80,987	$47,546	$64,214

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Net sales	$876,737	$708,906	$167,831	23.7%

Net Sales.    The increase in sales during the year ended December 31, 2017 was primarily due to the acquisition of Stromag, price increases and higher sales levels in several end markets. Changes in foreign exchange rates also had a favorable impact on net sales of $2.0  million.  Of the increase in sales, approximately $137.9 million related to the inclusion of additional sales as a result of the acquisition of Stromag.  In addition, price increases contributed $6.2 million.  The remainder of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Gross Profit	275,776	222,132	53,644	24.1%
Gross Profit as a percent of sales	31.5%	31.3%

Gross profit.    Gross profit as a percentage of sales improved slightly during the year ended December 31, 2017.  The increase was due to improvements realized from our facility consolidations, price increases and improving end markets.  The increase in gross profit was partially offset by the impact of acquired inventory related to the Stromag acquisition in the amount of $2.3 million which was recorded at fair value rather than cost.  Absent this fair value adjustment the gross profit as a percent of sales for 2017 would have been 31.7%.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Selling, general and administrative expense (“SG&A”)	$164,492	$140,492	$24,000	17.1%
SG&A as a percent of sales	18.8%	19.8%

Selling, general and administrative expenses.    The vast majority of the increase in SG&A was due to the inclusion of SG&A related to the Stromag business.  The decline of SG&A as a percentage of sales is primarily due to facility consolidation and restructuring activities.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Research and development expenses (“R&D”)	$24,434	$17,677	$6,757	38.2%

Research and development expenses.  Research and development expenses increased due to the inclusion of Stromag for the year ended December 31, 2017. Research and development expenses remained consistent as a percentage of sales compared to the prior year. We expect research and development costs to approximate 2.0% - 3% of sales in future periods.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Restructuring Costs	$4,143	$9,849	$(5,706)	(57.9)%

Restructuring costs.

During 2015 the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. The Company does not expect to incur any additional material costs as a result of the 2015 Plan.

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  The company expects to incur approximately $2.0 to $4.0 in additional expense through 2019 related to the 2017 Altra Plan.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Interest Expense, net	$7,710	$11,679	$(3,969)	(34.0)%

Interest expense.    Interest expense decreased significantly during the period as a result of the conversion and redemption of our Convertible Notes, in December 2016 and January 2017, and the favorable impact of the cross currency interest rate swaps despite the higher borrowing under our 2015 Revolving Credit Facility from the Stromag Acquisition.

Amounts in thousands, except percentage data	Year End
	December 31, 2017	December 31, 2016	Change	%
Other non-operating expense (income), net	$353	$(7)	$360	(5142.9)%

Other non-operating expense (income).    Other non-operating expense (income) in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2017	December 31, 2016	Change	%
Provision for income taxes	19,700	8,745	$10,955	125.3%
Provision for income taxes as a % of income before income taxes	27.7%	25.8%

Provision for income taxes.   The provision for income tax during the year ended December 31, 2017 was higher than that of 2016 due to increased income in 2017 in higher tax rate jurisdictions. During 2016 there was an impairment of intangibles in the United States and a loss on the extinguishment of debt which resulted in lower taxable income in the Company’s’ highest tax rate jurisdiction which impacted the effective tax rate.  The provision for income taxes for 2017 reflected an increase in the tax provision of $7.4 million based on the recognition of a provisional U.S. tax charge for the deemed repatriation of foreign earnings as a result of the Tax Cut and Jobs Act which was offset by the benefit of $7.8 million derived from the revaluation of net deferred tax liabilities.

Going forward, due to the lowering of the U.S. corporate income tax rate, the Company expects its consolidated tax rate to be approximately 25% to 27%.

Segment Performance

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $441.9 million in the year ended December 31, 2017, an increase of approximately $136.5 million or 44.7%, from the year ended December 31, 2016.  Approximately $115.6 million of the increase was due to the inclusion of sales from the newly acquired Stromag business for the year.  The remainder of the increase was due to a modest recovery in certain end markets.  Segment operating income increased by approximately $26.3 million compared to the prior year, primarily as a result of the addition of Stromag.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $251.5 million in the year ended December 31, 2017, an increase of approximately $33.6 million, or 15.4%, from the year ended December 31, 2016. Approximately $22.3 million of the increase was due to the inclusion of sales from the Stromag business for the year.  Segment operating income increased $1.4 million compared to the prior year primarily as a result of the addition of Stromag.

Gearing

Net sales in the Gearing business segment were $191.8 million in the year ended December 31, 2017, which were similar to the prior year. Segment operating income decreased $0.5 million compared to the prior year primarily due to supply chain issues at the Bauer business and certain project work not repeating in 2017.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Net sales	$708,906	$746,652	$(37,746)	(5.1)%

Net Sales.   The decrease in sales during the year ended December 31, 2016 was due to the effect of foreign exchange rates, and lower sales levels in several end markets.  Of the decrease in sales, approximately $11.7 million related to the impact of changes to foreign exchanges relates primarily related to the Euro, British Pound, and Chinese Renminbi compared to the prior year.  In addition, $32.2 million related to decreased sales in various end markets, primarily oil and gas, and mining and agriculture in our Clutches, Couplings, and Brakes and Electromagnetic, Clutches and Brakes business segments. This was offset somewhat by increased revenues due to price increases of $6.2 million during the year.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Gross Profit	222,132	228,463	(6,331)	(2.8)%
Gross Profit as a percent of sales	31.3%	30.6%

Gross profit.     Gross profit as a percentage of sales improved slightly during the year ended December 31, 2016.  This increase was due to improvements realized from our facility consolidation and costs saving efforts, partially offset by unfavorable product mix and redundant labor costs associated with ongoing consolidation activities.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Selling, general and administrative expense (“SG&A”)	140,492	139,217	$1,275	0.9%
SG&A as a percent of sales	19.8%	18.6%

Selling, general and administrative expenses.     The vast majority of the increase in SG&A, approximately $1.7 million, was due to acquisition costs related to the Stromag acquisition which closed in December 2016.  Acquisition costs for 2016 were $2.3 million.  Increased acquisition costs were offset by the favorable effect of foreign exchange rates.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Research and development expenses (“R&D”)	$17,677	$17,818	$(141)	(0.8)%

Research and development expenses.    Research an development expenses remained consistent compared to the prior year.

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

The 2015 Altra Plan was a comprehensive plan and focused on facility consolidations and overall cost structure.  The Company initiated eight facility consolidations under the 2015 Altra Plan.  The majority of the increase relates to $1.6 million of expense recorded in the Couplings, Clutches, and Brakes business segment related to the consolidation efforts at the Company’s facility in Green Bay, Wisconsin.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Interest Expense, net	$11,679	$12,164	$(485)	(4.0)%

Interest expense.    Net interest expense remained consistent between 2015 and 2016.  The Company entered into an agreement to amend its 2015 Credit Agreement during October 2016 which increased the capacity under the Company’s 2015 Revolving Credit Facility.  The Company borrowed additional funds under the expanded facility to finance the purchase of Stromag and also entered into the associated cross-currency interest rate swaps.

Amounts in thousands, except percentage data	Year Ended
	December 31, 2016	December 31, 2015	Change	%
Other non-operating expense/(income), net	$(7)	$963	$(970)	(100.7)%

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

Provision for income taxes.

The provision for income tax, as a percentage of income before taxes, during the year ended December 31, 2016 was lower than that of 2015.  The 2016 impairment of intangibles in the United States, and loss on the extinguishment of debt resulted in a lower taxable income in the Company’s highest tax rate jurisdiction.  The remainder of the decrease in the provision, as a percentage of income before taxes, was due to the continued benefits of the prior reorganization of our foreign subsidiaries.

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

Gearing.

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

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our 2015 Revolving Credit Facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing 2015 Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. At December 31, 2017, we have the ability under our 2015 Revolving Credit Facility to borrow an additional $158.6 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.

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

As of December 31, 2017 and 2016 we had $262.9 million and $313.6 million outstanding on our 2015 Revolving Credit Facility, respectively.  As of December 31, 2017 and 2016, we had $3.5 million and $4.1 million in letters of credit outstanding, respectively. We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at December 31, 2017.

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

On December 12, 2016, the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee, under the Indenture governing the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The Conversion Rate of the notes was 39.0809 shares of the Company’s common stock for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with a principal value of approximately $39.3 million were surrendered for conversion resulting in the issuance of approximately 1.5 million shares. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the remaining Convertible Notes was $42.9 million net of unamortized discount as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash.  The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017.  All Convertible Notes were converted or redeemed as of January 12, 2017.

Borrowings

	Amounts in millions
	December 31, 2017	December 31, 2016
Debt:
2015 Revolving Credit Facility	$262.9	$313.6
Convertible Notes	—	45.7
Mortgages	12.8	12.7
Capital leases	0.2	0.4
Total debt	$275.9	$372.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31, 2017 and 2016, respectively.

	2017	2016	Change
Cash and cash equivalents at the beginning of the year	$69,118	$50,320	$18,798
Cash flows provided by (used in) operating activities	80,581	76,641	$3,940
Cash flows provided by (used in) in investing activities	(26,722)	(206,908)	$180,186
Cash flows provided by (used in) financing activities	(74,048)	149,772	$(223,820)
Effect of exchange rate changes on cash and cash equivalents	3,065	(707)	$3,772
Cash and cash equivalents at the end of the period	$51,994	$69,118	$(17,124)

Cash Flows for 2017

Funds provided by operating activities totaled approximately $80.6 million for fiscal 2017, a significant portion of which resulted from cash provided by net income of $51.4 million. In addition, the net impact of the add-back of certain non-cash items including depreciation, amortization, stock-based compensation,  loss on disposal of fixed assets, loss on impairment of intangibles, loss on extinguishment of debt, loss on settlement of partial pension plan, deferred financing costs, provision for deferred taxes, amortization of inventory fair value adjustment, and non-cash gain on foreign currency was approximately $40.7 million.  This was partially offset by a  net increase in current assets and liabilities of approximately $11.5 million.

Net cash used in investing activities for the year ended December 31, 2017 decreased approximately $180.2 million due to the acquisition of Stromag in December 2016 for $188.0 million, net of cash received.

Net cash used in financing activites in the year ended December 31, 2017 as compared to the year to date period ended December 31, 2016 decreased $223.8 million. In December 2016 we borrowed  approximately $200 million under our 2015 Revolving Credit Facility for the Stromag Acquisition.   In 2017, we have used our cash to pay down approximately $51.6 million of debt.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases and to pay dividends to our stockholders. As of December 31, 2017, we have approximately $44.9 million of cash and cash equivalents held by foreign subsidiaries that are subject to the Transition Toll Tax under the 2017 Tax Act, see Note 7. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Cash Flows for 2016

Amounts in thousands, except percentage data

	2016	2015	Change
Cash and cash equivalents at the beginning of the period	$50,320	$47,503	$2,817
Cash flows from operating activities	76,641	86,816	$(10,175)
Cash flows from investing activities	(206,908)	(21,705)	$(185,203)
Cash flows from financing activities	149,772	(55,783)	$205,555
Effect of exchange rate changes on cash and cash equivalents	(707)	(6,511)	5,804
Cash and cash equivalents at the end of the period	$69,118	$50,320	$18,798

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

Capital Expenditures

We made capital expenditures of approximately $32.8 million and $18.9 million in the years ended December 31, 2017 and 2016, respectively.  The increase  in capital expenditures during 2017 was due to construction costs in 2017 at three of our facilities.  These capital expenditures will support on-going business needs. In 2018, we forecast capital expenditures to be in the range of $25.0 million to $27.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	8,168	6,550	5,017	3,884	2,704	4,539	30,862
Capital leases	148	72	3	—	—	—	223
Heidelberg Germany mortgage(1)	218	218	218	218	218	278	1,368
Esslingen Germany mortgage(2)	—	—	7,118	—	—	—	7,118
Zlate Moravce, Slovakia(3)	582	582	582	582	—	—	2,328
Angers France mortgage(4)	242	242	242	242	242	778	1,988
2015 Revolving Credit Facility(5)	—	—	262,915	—	—	—	262,915
Total contractual cash obligations	$9,358	$7,664	$276,095	$4,926	$3,164	$5,595	$306,802

(1)

A foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €1.3 million, or $1.4 million, at December 31, 2017.

(2)

A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the expansion of its facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0 million, or $7.1 million, at December 31, 2017. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

(3)

During 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2017, the total principal outstanding was €1.9 million, or $2.3 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2020, with an interest rate of 1.95%.

(4)

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the expansion of its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €1.9 million, or $2.0 million, at December 31, 2017.

(5)

We have up to $425.0 million of total borrowing capacity, through October 22, 2020, under our 2015 Revolving Credit Facility of which $158.6 million is currently available. As of December 31, 2017 and 2016, there were $3.5 million and $4.1 million, respectively, of outstanding letters of credit under our 2015 Revolving Credit Facility. We have variable monthly and/or quarterly cash interest requirements due on the 2015 Revolving Credit Facility through October 2020, which are not included in the above table.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2017, there were no requirements for 2018 to 2022 which are not included in the above table. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

Stock-based Compensation

The Company's 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's stockholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or grants awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan. An amendment to the 2014 Plan to, among other things, make an additional 750,000 shares of common stock available for grant under the 2014 Plan was approved by the Company’s stockholders at its 2017 Annual Meeting.

As of December 31, 2017, there were 221,313 shares of unvested restricted stock outstanding under the 2004 Plan and the 2014 Plan. The remaining compensation cost to be recognized through 2020 is $4.4 million. Based on the stock price at December 31, 2017, of $50.40 per share, the intrinsic value of these awards as of December 31, 2017, was $11.2 million.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the U.S. Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.4 million.  In addition, we recognized a benefit totaling $7.8 million upon the remeasurement of our net deferred tax liabilities from 35% to 21%.

Seasonality

We experience seasonality in our turf and garden business, which represented approximately 7.0% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation although recently reports have suggested that certain economic data point to the potential for inflation to increase in future periods. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, with the exception of the interest rate swap described below, we do not utilize any other derivative instruments to manage these risks.

Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2017, approximately 40% of our revenues and approximately 28% of our total operating income were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2017. As of December 31, 2017, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.6% and 2.8%, respectively.

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

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our 2015 Revolving Credit Facility that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using either an ABR Rate or Eurodollar rate, plus the applicable margin. As of December 31, 2017, we had $262.9 million in borrowings under our 2015 Revolving Credit Facility. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $2.7 million. We have entered into interest rate swap agreements with respect to approximately $50 million of our variable interest rate borrowings and as a result those borrowings would not be impacted by such a hypothetical change in interest rates.

We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into cross-currency interest rate swaps in 2016 to manage the cash flow risk caused by interest rate and foreign exchange changes on outstanding borrowings under the 2015 Credit Agreement of $130.0 million related to the Company’s foreign financing of the Stromag Acquisition.  We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point increase in the Euro swap curve would have resulted in a decrease of approximately $1.2 million in the fair value of these swaps, while a 10% increase in the foreign exchange rate between the Euro and US Dollar would have resulted in a decrease of approximately $15.4 million in the fair value of these swaps.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

          Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 23, 2018

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in thousands, except share and per share amounts

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$51,994	$69,118
Trade receivables, less allowance for doubtful accounts of $4,542 and $3,114 at December 31, 2017 and December 31, 2016, respectively	135,499	120,319
Inventories	145,611	139,840
Income tax receivable	6,634	607
Prepaid expenses and other current assets	17,344	10,429
Assets held for sale	1,081	3,874
Total current assets	358,163	344,187
Property, plant and equipment, net	191,918	177,043
Intangible assets, net	159,613	154,683
Goodwill	206,040	188,841
Deferred income taxes	2,608	2,510
Other non-current assets, net	2,315	2,560
Total assets	$920,657	$869,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,014	$60,845
Accrued payroll	32,091	31,302
Accruals and other current liabilities	32,921	35,080
Income tax payable	9,082	706
Current portion of long-term debt	384	43,690
Total current liabilities	142,492	171,623
Long-term debt - less current portion	275,587	325,969
Deferred income taxes	52,250	61,084
Pension liabilities	25,038	23,691
Long-term taxes payable	6,322	694
Other long-term liabilities	22,263	3,415
Commitments and Contingencies (See Note 14)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 29,058,117 and 27,206,162 issued and outstanding at December 31, 2017 and 2016, respectively)	29	27
Additional paid-in capital	223,336	168,299
Retained earnings	223,204	191,108
Accumulated other comprehensive loss	(49,864)	(76,086)
Total stockholders’ equity	396,705	283,348
Total liabilities and stockholders’ equity	$920,657	$869,824

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2017	2016	2015

Net sales	$876,737	$708,906	$746,652
Cost of sales	600,961	486,774	518,189
Gross profit	275,776	222,132	228,463
Operating expenses:
Selling, general and administrative expenses	164,492	140,492	139,217
Research and development expenses	24,434	17,677	17,818
Impairment of intangible assets	—	6,568	—
Restructuring costs	4,143	9,849	7,214
Loss on partial settlement of pension plan	1,720	—	—
	194,789	174,586	164,249
Income from operations	80,987	47,546	64,214
Other non-operating income and expense:
Interest expense, net	7,710	11,679	12,164
Loss on extinguishment of convertible debt	1,797	1,989
Other non-operating expense (income), net	353	(7)	963
	9,860	13,661	13,127
Income before income taxes	71,127	33,885	51,087
Provision for income taxes	19,700	8,745	15,744
Net income	51,427	25,140	35,343
Net loss attributable to non-controlling interest	—	—	63
Net income attributable to Altra Industrial Motion Corp.	$51,427	$25,140	$35,406
Weighted average shares, basic	28,949	25,719	26,064
Weighted average shares, diluted	29,064	25,872	26,109
Net income per share:
Basic net income attributable to Altra Industrial Motion Corp.	$1.78	$0.97	$1.36
Diluted net income attributable to Altra Industrial Motion Corp.	$1.77	$0.97	$1.36
Cash dividend declared per share	$0.66	$0.60	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2017	2016	2015

Net income	$51,427	$25,140	$35,343
Other comprehensive income (loss):
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	1,066	-	-
Pension liability adjustment, net of tax	924	139	(989)
Change in fair value of interest rate swap, net of tax	194	(506)	(283)
Foreign currency translation adjustment, net of tax	24,038	(11,887)	(20,735)
Total comprehensive income	77,649	12,886	13,336
Comprehensive income attributable to non-controlling interest	-	-	(129)
Comprehensive income attributable to Altra Industrial Motion Corp.	$77,649	$12,886	$13,207

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Non- Controlling Interest
Balance at January 1, 2015	$26	26,354	$139,087	$161,061	$(41,415)	$258,759	$883
Stock-based compensation and vesting of restricted stock	—	82	2,822	—	—	2,822	—
Net income	—	—	—	35,406	—	35,406	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(63)
Purchase of non-controlling interest	—	—	223	—	(410)	(187)	(691)
Dividends declared, $0.57 per share	—	—	—	(14,928)	—	(14,928)	—
Change in fair value of interest rate swap	—	—	—	—	(283)	(283)	—
Minimum Pension adjustment, net of $449 tax	—	—	—	—	(989)	(989)	—
Repurchases of common stock	—	(663)	(17,298)	—	—	(17,298)	—
Cumulative foreign currency translation adjustment, net of $658 tax	—	—	—	—	(20,735)	(20,735)	(129)
Balance at December 31, 2015	26	25,773	124,834	181,539	(63,832)	242,567	—
Stock-based compensation and vesting of restricted stock	—	74	2,893	—	—	2,893	—
Net income	—	—	—	25,140	—	25,140	—
Conversion of Convertible Debt	1	1,536	45,285			45,286
Dividends declared, $0.60 per share	—	—	—	(15,571)	—	(15,571)	—
Change in fair value of interest rate swap, net of $52 tax	—	—	—	—	(506)	(506)	—
Minimum Pension adjustment, net of $111 tax	—	—	—	—	139	139	—
Cumulative foreign currency translation adjustment	—	—	—	—	(11,887)	(11,887)	—
Repurchase of common stock	—	(177)	(4,713)	—	—	(4,713)	—
Balance at December 31, 2016	27	27,206	168,299	191,108	(76,086)	283,348	—
Stock-based compensation and vesting of restricted stock	—	104	3,186	—	—	3,186	—
Net income	—	—	—	51,427	—	51,427	—
Conversion of Convertible Debt	2	1,748	51,851	—	—	51,853
Dividends declared, $0.66 per share	—	—	—	(19,331)	—	(19,331)	—
Change in fair value of interest rate swap, net of $101 tax	—	—	—	—	194	194	—
Minimum Pension adjustment, net of $1,118 tax	—	—	—	—	1,990	1,990	—
Cumulative foreign currency translation adjustment	—	—	—	—	24,038	24,038	—
Balance at December 31, 2017	$29	29,058	$223,336	$223,204	$(49,864)	$396,705	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in thousands

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net income	$51,427	$25,140	$35,343
Adjustments to reconcile net income to net cash flows:
Depreciation	26,511	21,604	21,559
Amortization of intangible assets	9,514	8,294	8,562
Amortization of deferred financing costs	599	802	1,366
Loss (Gain) on foreign currency, net	381	259	(395)
Amortization of inventory fair value adjustment	2,347	—	—
Accretion of debt discount, net	—	4,005	3,694
Loss on disposals and impairments	584	8,273	2,003
Loss on extinguishment of debt	1,797	1,989	—
Loss on partial settlement of pension plans	1,720	—	—
(Benefit) provision for deferred taxes	(8,012)	(2,850)	(170)
Stock based compensation	5,274	4,230	4,004
Changes in assets and liabilities:
Trade receivables	(8,103)	(4,140)	7,223
Inventories	(2,379)	2,324	6,049
Accounts payable and accrued liabilities	(2,994)	4,333	2,816
Other current assets and liabilities	(3,178)	529	(3,343)
Other operating assets and liabilities	5,093	1,849	(1,895)
Net cash (used)/provided by operating activities	80,581	76,641	86,816
Cash flows from investing activities
Purchase of property, plant and equipment	(32,826)	(18,941)	(22,906)
Proceeds from sale of property	3,221	—	1,201
Acquisition of Stromag and Guardian businesses, net of cash acquired	2,883	(187,967)	—
Net cash (used)/provided in investing activities	(26,722)	(206,908)	(21,705)
Cash flows from financing activities
Payments of debt issuance costs	—	(650)	(1,006)
Payments on term loan facility	—	—	(130,063)
Payments on Revolving Credit Facility	(79,536)	(31,861)	(14,998)
Dividend payments	(18,259)	(11,667)	(14,928)
Cash paid for redemption of convertible debt	(954)	—	—
Borrowing under Revolving Credit Facility	27,958	200,579	120,036
Payments of equipment, working capital notes, mortgages and other debt	(1,168)	(3,308)	(3,864)
Proceeds from equipment, working capital notes, mortgages and other debt	—	2,729	8,398
Shares surrendered for tax withholding	(2,089)	(1,337)	(1,182)
Purchase of non-controlling interest in Lamiflex	—	—	(878)
Purchases of common stock under share repurchase program	—	(4,713)	(17,298)
Net cash (used)/provided by financing activities	(74,048)	149,772	(55,783)
Effect of exchange rate changes on cash and cash equivalents	3,065	(707)	(6,511)
Net change in cash and cash equivalents	(17,124)	18,798	2,817
Cash and cash equivalents at beginning of year	69,118	50,320	47,503
Cash and cash equivalents at end of period	$51,994	$69,118	$50,320
Cash paid during the period for:
Interest	$6,921	$7,161	$7,237
Income taxes	$23,607	$10,855	$15,729
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$222	$459	$1,129
Conversion of convertible senior notes to common stock	$51,853	$45,286	$—
Acquisition of property, plant and equipment through capital leases	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2017	2016	2015
Net income attributable to Altra Industrial Motion Corp.	$51,427	$25,140	$35,406
Shares used in net income per common share – basic	28,949	25,719	26,064
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	132	43
Incremental shares of unvested restricted common stock	115	21	2
Shares used in net income per common share – diluted	29,064	25,872	26,109

On December 12, 2016 the Company gave notice to the holders of its 2.75% Convertible Senior Notes due 2031 (the “Convertible Notes”), of its intention to redeem all Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”). In lieu of receiving the redemption price, holders of the Convertible Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016 approximately $39.3 million of the Convertible Notes were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to 1.7 million shares of common stock, and $0.9 million was redeemed for cash. As a result of the conversion of the Convertible Notes in December 2016 and January 2017, the weighted-average basic shares outstanding includes an additional 3.2 million shares for the year ended December 31, 2017.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. and are classified as Level 1.

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

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including cross-currency swaps and interest rate swaps included in Note 13.

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Company’s 2015 Credit Agreement with certain financial institutions including the 2015 Revolving Credit Facility of $262.9 million approximates the fair value due to the variable rate and the fact that the agreement was renegotiated in December 2016 and there have been no significant changes in our credit rating or pricing of similar debt.

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

The carrying value of inventories acquired by the Company in its acquisitions reflects fair value at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two-step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present and the Company would then be required to perform a second step in its impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its deemed fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the asset’s carrying value, an impairment loss is recognized on those assets. The Company did not identify any impairment of goodwill during the periods presented.

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 1.25%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks. For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We then compare the estimated fair value of our trademarks with the carrying value of the trademarks to record an impairment. For 2017 there was no impairment related to any of our trademarks or other intangibles.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $3.4 million, $2.8 million and $3.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the U.S. Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.4 million.  In addition, we recognized a benefit totaling $7.8 million upon the remeasurment of our net deferred tax liabilities from 35% to 21%.

Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Loss for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2015	$143	$(4,818)	$(36,740)	$(41,415)
Cumulative losses transferred from Lamiflex	—	—	(410)	(410)
Net current-period Other Comprehensive Income (Loss), net of tax	(283)	(989)	(20,735)	(22,007)
Accumulated Other Comprehensive Loss by Component, December 31, 2015	(140)	(5,807)	(57,885)	(63,832)
Net current-period Other Comprehensive Income Loss, net of tax	(506)	139	(11,887)	(12,254)
Accumulated Other Comprehensive Loss by Component, December 31, 2016	(646)	(5,668)	(69,772)	(76,086)
Net current-period Other Comprehensive Income Loss, net of tax	194	924	24,038	25,156
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	1,066	—	1,066
Accumulated Other Comprehensive Loss by Component, December 31, 2017	$(452)	$(3,678)	$(45,734)	$(49,864)

Recent Accounting Pronouncements

We have calculated our best estimate of the impact of the U.S. Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.4 million.  In addition, we recognized a benefit totaling $7.8 million upon the remeasurement of our net deferred tax liabilities from 35% to 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of generally accepted accounting principles in the United States, or GAAP, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and we will continue to assess the impact that various provisions will have on our business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance will be effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) (“ASU 2017-07”): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The guidance is effective for interim and annual periods for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business combinations (Topic 805) (“ASU 2017-01”): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the Company on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update ASU 2017-04, Goodwill and Other (Topic 350) (“ASU 2017-04”): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for interim and annual periods for the Company on January 1, 2020. with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements but expect that we will record a material lease obligation upon the adoption of this standard.  See Note 14 for additional information regarding our commitments under various lease obligations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance revises aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017 which resulted in the recognition of excess tax benefits in our provision for income taxes with the Unaudited Condensed Consolidated Statements of Operations rather than paid-in capital and was not material for the year ended December 31, 2017. Additionally, our Unaudited Condensed Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, effective January 1, 2017. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The adoption of this ASU did not have a material impact to our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) The guidance introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract This guidance is effective for the Company on January 1, 2018.

The Company developed a project plan to guide the implementation. The project plan includes analyzing the ASU’s impact on the Company’s contract portfolio, surveying the Company’s business units and discussing the various revenue streams, completing contract reviews, comparing historical accounting policies and practices to the requirements of the new guidance, identifying potential differences from applying the requirements of the new guidance to its contracts and updating and providing training on its accounting policy. The Company has completed the process of evaluating controls and new disclosure requirements and identifying and implementing appropriate changes to its business processes and systems to support recognition and disclosure under the new guidance. The Company will adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment, as of the date of adoption. The Company’s adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

.

2.    Acquisitions

On December 30, 2016, the Company consummated an agreement to acquire the Stromag business (“Stromag”) from GKN plc for €186.4 million ($196.7 million) less the cash remaining on the balance sheet of €8.3 ($8.8  million). In 2017, the Company received a payment totaling $2.9 million for the working capital settlement.

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

As of December 31, 2017, the Company’s acquisition accounting is complete and the allocation of price and the calculation of fair value, of all the acquired identifiable assets and liabilities, for the Stromag Acquisition is final. The measurement period adjustments which reflected new information obtained about facts and circumstances that existed as of the acquisition date were not material. The Company updated the acquisition accounting and the final purchase price allocation, as of the year ended December 31, 2017, is as follows:

Total purchase price, excluding acquisition costs of approximately $2.9 million	$191,852
Cash and cash equivalents	$8,758
Trade receivables	24,087
Inventories	22,039
Property, plant and equipment	40,343
Intangible assets	74,795
Prepaid expenses and other current assets	778
Total assets acquired	170,800
Accounts payable	(15,370)
Accrued payroll	(7,171)
Accrued expenses and other current liabilities	(4,496)
Income tax payable	(2,525)
Deferred tax liability	(27,783)
Other long-term liabilities	(1,255)
Pension liability	(15,283)
Total liabilities assumed	(73,883)
Net assets acquired	96,917
Excess purchase price over fair value of net assets acquired	$94,935

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is generally not deductible for income tax purposes with the exception of approximately $12.8 million for certain assets acquired in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to develop synergies, such as lower cost country sourcing, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas, as a result of the acquisition of Stromag.

Intangible assets acquired consist of:
Customer relationships	$56,019
Trade names and trademarks	18,776
Total intangible assets	$74,795

Customer relationships are subject to amortization, and will be recognized on a straight-line basis over the estimated useful lives of 15 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets. The tradenames and trademarks are considered to have an indefinite life and will not be amortized.

The following table sets forth the unaudited pro forma results of operations of the Company for the year ended December 31, 2016 as if the Company had acquired Stromag on January 1, 2016. The pro forma information contains the actual operating results of the Company and Stromag, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings under the 2015 Credit Agreement associated with the Stromag Acquisition and (iv) inventory fair value adjustment.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Proforma (unaudited)
Year to Date Period Ended
December 31, 2016
Total revenues	$851,537
Net income	28,252
Basic earnings per share	1.10
Diluted earnings per share	$1.10

3.    Inventories

Inventories consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$49,351	$45,507
Work in process	22,914	20,128
Finished goods	73,346	74,205
	$145,611	$139,840

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Land	$31,228	$28,098
Buildings and improvements	79,468	69,350
Machinery and equipment	268,592	239,669
	379,288	337,117
Less-Accumulated depreciation	(187,370)	(160,074)
	$191,918	$177,043

During 2016, management completed the plan to exit its owned Electromagnetic Clutches and Brakes facility in Allones, France. The facility was consolidated into the Company’s existing Electromagnetic Clutches and Brakes operation in Saint Barthelemy, France. The Company also completed the closure of its Couplings, Clutches and Brakes facility in Changzhou, China and recognized an impairment loss on the building of approximately $0.9 million in  2016. The impairments for the facilities in Allones, France and Changzhou, China were recognized in restructuring costs in the consolidated statement of income during 2016. During 2017, the company completed the sale of the facility in Changzhou and obtained proceeds of approximately $3.2 million at the close of the transaction. There was no additional gain or loss recorded on the sale of the building which had been classified as an asset held for sale. In addition, the Gearing division is closing its facility in Milan, Italy. The buildings in Milan, Italy and Allones, France are actively being marketed by the Company and the Company expects to complete the sale of the properties within twelve months. The buildings having a net book value of approximately $1.1 million for the year ended December 31, 2017 and are classified as assets held for sale in the consolidated balance sheet.

The Company recorded $26.5 million, $21.6 million and $21.6 million of depreciation expense in the years ended December 31, 2017, 2016, and 2015, respectively.

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2017 and 2016 are as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2016	$25,290	$24,661	$47,358	$97,309
Acquisition of Stromag	80,340	12,785	-	93,125
Impact of changes in foreign currency and other	(1,165)	(285)	(143)	(1,593)
Net goodwill balance December 31, 2016	104,465	37,161	47,215	188,841
Impact of changes in foreign currency and other	13,806	626	957	15,389
Measurement period adjustment related to acquisition of Stromag, including working capital settlement (See Note 2)	1,692	118	-	1,810
Net goodwill balance December 31, 2017	$119,963	$37,905	$48,172	$206,040

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$54,883	$—	$54,883	$50,416	$—	$50,416
Intangible assets subject to amortization:
Customer relationships	177,207	72,970	104,237	164,406	60,761	$103,645
Product technology and patents	5,853	5,360	493	6,090	5,468	$622
Total intangible assets	$237,943	$78,330	$159,613	$220,912	$66,229	$154,683

As a result of the annual indefinite-lived asset impairment review for the year 2017, the Company determined that there was no impairment for trademarks or any other intangibles during the year ended December 31, 2017. In 2016, the Company determined that the trademark at one reporting unit was impaired and therefore recorded a pre tax charge of $6.6 million in the consolidated statement of income.

The Company recorded $9.5 million, $8.3 million, and $8.6 million of amortization for the years ended December 31, 2017, 2016 and 2015, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 17 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $9.5 million in 2018 and in each of the next four years and then $57.1 million thereafter.

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

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$9,158	$9,468	$7,792
Accrued current period warranty expense	1,057	1,355	4,429
Acquired warranty reserve	—	1,636	—
Payments and adjustments	(2,736)	(3,301)	(2,753)
Balance at end of period	$7,479	$9,158	$9,468

7.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Domestic	$29,212	$4,448	$33,481
Foreign	41,915	29,437	17,606
Total	$71,127	$33,885	$51,087

The components of the provision for income taxes consist of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$14,836	$3,525	$8,866
State	106	287	467
Non-US	12,770	7,783	6,581
	27,712	11,595	15,914
Deferred:
Federal	(6,222)	(2,177)	572
State	371	(300)	280
Non-US	(2,161)	(373)	(1,022)
	(8,012)	(2,850)	(170)
Provision for income taxes	$19,700	$8,745	$15,744

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Tax at US federal income tax rate	$24,896	$11,871	$17,881
Deferred tax impact of U.S. tax reform	(7,819)	—	—
State taxes, net of federal income tax effect	903	(141)	578
Other changes in tax rate	(249)	(102)	32
Foreign reorganization	—	—	(710)
Foreign taxes	(3,051)	(2,593)	(2,050)
Transition tax (repatriation)	7,374	—	—
Adjustments to accrued income tax liabilities and uncertain tax positions	(451)	47	(18)
Valuation allowance	(421)	118	1,218
Tax credits and incentives	(495)	(296)	(420)
Domestic manufacturing deduction	(762)	(486)	(1,051)
Other	(225)	327	284
Provision for income taxes	$19,700	$8,745	$15,744

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2014.  Additionally, the Company has indemnification agreements with the sellers of the Guardian, Svendborg, Lamiflex, Bauer and Stromag entities that provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$409	$409	$434
Increases related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(409)	—	(25)
Balance at end of period	$0	$409	$409

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were not material in the period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Post-retirement obligations	$3,283	$2,833
Tax credits	787	1,693
Expenses not currently deductible	8,461	12,987
Net operating loss carryover	3,670	5,228
Other	1,045	994
Total deferred tax assets	17,246	23,735
Valuation allowance for deferred tax assets	(3,311)	(6,183)
Net deferred tax assets	13,935	17,552
Deferred tax liabilities:
Property, plant and equipment	17,279	21,982
Intangible assets	38,982	39,044
Basis difference - convertible debt	—	7,670
Goodwill	7,316	7,430
Total deferred liabilities	63,577	76,126
Net deferred tax liabilities	$49,642	$58,574

On December 31, 2017 the Company had state net operating loss (NOL) carry forwards of $11.2 million, which expire between 2023 and 2033, and non U.S. NOL and capital loss carryforwards of $13.7 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.0 million available to reduce future income taxes that expire between 2018 and 2031.

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

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes are effective beginning in 2018.

The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.  As of December 31, 2017, we have accrued income tax liabilities of $7.4 million under the Transition Toll Tax, of which $0.9 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

In prior years, we considered our earnings to be permanently reinvested outside the U.S. and have therefore not recorded deferred tax liabilities associated with a repatriation of earnings.  Given the significant changes in the tax law, we have not yet concluded on whether the foreign earnings will remain permanently reinvested.  For purposes of the preparation of these financial statements, we have continued to apply the assertion that the foreign earnings will remain permanently reinvested.  As such, no estimate of the total withholding taxes or state taxes that may be a result of our repatriation of earnings have been recognized, and it is not practical to estimate the amount of such taxes.  We will re-evaluate that assumption as we  finalize the determination of the changes in the tax basis of our foreign operations arising from the Transition Tax.

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

We have recorded a tax benefit of $7.8 million, reflecting the decrease in the U.S. corporate income tax rate and other changes to U.S. tax law to our net deferred tax liabilities.  Our preliminary conclusion is that GILTI will likely not have a significant impact on our operations; however, we have not yet concluded on whether the impact of GILTI will be included in the measurement of our deferred taxes or recognized as any GILTI taxes are assessed as period costs.

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of our foreign subsidiaries and the filing of our tax returns. There is significant complexity in developing estimates of the foreign tax credits that may be available to us arising from the Transition Tax and we have yet to finalize these computations, but we believe the amounts provided are reasonable estimates.  While we do not expect that the state tax effects of the deemed repatriation of foreign earnings under the Transition Toll Tax will be material, we have not yet completed the measurement of the amounts that may be due to the various states.  U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates.

The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

8.    Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain, primarily unionized, active employees (those in the employment of the Company at, and certain employees hired since, November 30, 2004).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2017 and 2016:

	Pension Benefits
	US Plan		Non-U.S. Plans		Total Pension Benefits
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016
Change in benefit obligation:
Obligation at beginning of period	$25,644	$26,188	$23,200	$7,802	$48,844	$33,990
Assumed Stromag benefit obligation	—	—	—	15,284	—	15,284
Service cost	3	3	229	92	232	95
Interest cost	948	1,016	423	171	1,371	1,187
Partial settlement payments	(7,438)	—	—	(149)	(7,438)	(149)
Actuarial (gains) losses	168	530	(204)	520	(36)	1,050
Foreign exchange effect	—	—	3,112	(263)	3,112	(263)
Benefits paid	(1,241)	(2,093)	(1,769)	(257)	(3,010)	(2,350)
Obligation at end of period	$18,084	$25,644	$24,991	$23,200	$43,075	$48,844
Change in plan assets:
Fair value of plan assets, beginning of period	$24,931	$25,432	$222	$230	$25,153	$25,662
Partial settlement payments	(7,438)	—	—	—	(7,438)	—
Actual return on plan assets	1,823	1,765	21	8	1,844	1,773
Employer contributions	—	—	98	248	98	248
Plan expenses	(148)	(173)	29	(7)	(119)	(180)
Benefits paid	(1,241)	(2,093)	(260)	(257)	(1,501)	(2,350)
Fair value of plan assets, end of period	$17,927	$24,931	$110	$222	$18,037	$25,153
Funded status	$157	$713	$24,881	$22,978	$25,038	$23,691
Amounts recognized in the balance sheet consist of:
Total Non-current liabilities	$157	$713	$24,881	$22,978	$25,038	$23,691

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2017 and 2016 was $43.1 million and $48.8 million, respectively. Non-U.S. pension liabilities are $25.0 million and $23.2 million at December 31, 2017 and 2016, respectively.

Included in accumulated other comprehensive loss at December 31, 2017 and 2016, is $3.7 million (net of $1.0 million in taxes) and $ 5.7 million (net of $2.0 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2017 and 2016, presented above are as follows:

	US Pension Benefits		Non US Pension Benefits
	2017	2016	2017	2016
Pension benefits	3.30%	3.80%	1.76%	1.75%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	US Plan		Non-US Plans		Total Pension Benefits
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016
Service cost	$3	3	229	$92	$232	$95
Interest cost	948	1,016	423	171	1,371	1,187
Expected return on plan assets	(764)	(770)	5	(7)	(759)	(777)
Non-cash impact of partial pension settlement	—	—	—	(149)	-	(149)
Amortization of actuarial losses	186	213	264	203	450	416
Recognized partial settlement loss	1,720	—	—	—	1,720	-
Net periodic benefit cost	$2,093	$462	$921	$310	$3,014	$772

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	US Plan		Non US Plan
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016
Discount rate	3.80%	3.90%	2.50%	2.50%
Expected return on plan assets	3.80%	3.90%	2.50%	2.50%

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2017 and 2016 by asset category is as follows:

	2017	2016
Asset Category
Fixed income (Level 1)
U.S. government	$2,915	$3,849
Corporate bonds	—	—
Investment grade	5,308	6,239
High yield	2,156	3,022
Total fixed income	10,379	13,110
Investment grade (Level 2)	7,336	11,560
Other (Level 2)	108	222
Cash and cash equivalents (Level 1)	214	261
Total assets at fair value	$18,037	$25,153

The asset allocations for the Company’s funded retirement plan at December 31, 2017 and 2016, respectively, and the target allocation for 2017, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2017 Actual	2017 Target	2016 Actual
Asset Category
U.S. Government Bonds	16%	0 - 50%	15%
Investment Grade Bonds	71%	0 - 100%	72%
High Yield Bonds	12%	0 - 25%	12%
Cash	1%	0 - 5%	1%

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

Pension Benefits
Expected benefit payments (from plan assets)
2018	$19,855
2019	1,702
2020	1,607
2021	1,521
2022	1,524
Thereafter	$12,735

The Company has no minimum cash funding requirements associated with its pension plans for years 2017 through 2021.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $4.1 million, $2.8 million and $4.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Termination of Domestic Defined Benefit Pension Plan

Effective June 30, 2017, the Company amended the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”), its frozen U.S. defined benefit pension plan, to terminate the Pension Plan effective as of June 30, 2017. The Company commenced the plan termination process and distributed a portion of the Pension Plan assets at the end of 2017. The remainder will be distributed during the first quarter of 2018 prior to the filing of this Form 10-K. The Company recognized settlement losses of approximately $1.7 in the fourth quarter of 2017. During the first Quarter of 2018, The Company settled the remaining benefit obligation of approximately $18.7 million by transferring the remaining plan assets and liability obligations to a third party. The company will record an additional settlement loss of $5.3 million in the first Quarter of 2018.

9.    Long-Term Debt

	December 31, 2017	December 31, 2016
Debt:
2015 Revolving Credit Facility	$262,915	$313,620
Convertible Notes	—	45,656
Mortgages and other	12,833	12,755
Capital leases	223	363
Total debt	275,971	372,394
Less: debt discount, net of accretion	—	(2,735)
Total debt, net of unaccreted discount	$275,971	$369,659
Less current portion of long-term debt	(384)	(43,690)
Total long-term debt, net of unaccreted discount	$275,587	$325,969

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

As of December 31, 2017, the Company had $262.9 million outstanding on our 2015 Revolving Credit Facility, including $242.0 million outstanding on our USD tranche at an interest rate of 3.07% and €17.5 million or $20.9 million outstanding on our Euro tranche at an interest rate of 1.57%.  As of December 31, 2017 and 2016, the Company had $3.5 million and $4.1 million in letters of credit outstanding, respectively. The Company had $158.6 million available to borrow under the 2015 Revolving Credit Facility at December 31, 2017 and may borrow an additional $150 million under certain circumstances.

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

On December 12, 2016 the Company gave notice to the holders of the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal of approximately $39.3 million were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash.  The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017.  All Convertible Notes were converted or redeemed as of January 12, 2017.

     Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage had a remaining principal balance of €1.1 million or $1.4 million and €1.3 million or $1.4 million at December 31, 2017 and December 31, 2016, respectively.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany.  The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million. The mortgage had a remaining principal balance of €6.0 million, or $7.1 million, and €6.0 million, or $6.3 million, at December 31, 2017 and December 31, 2016, respectively. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Zlate Moravce Slovakia

During 2016, a foreign subsidiary of the Company entered in to a loan with a bank to equip its facility in Zlate Moravce, Slovakia. The total principal outstanding was €1.9 million, or $2.3 million, and €2.5 million, or $2.6 million, as of December 31, 2017 and 2016, respectively. The mortgage is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, secured by its facility in Angers, France.  The mortgage has an interest rate of 1.85% per year which is payable in monthly installments through May 2025. The mortgage had a balance of €1.7 million, or $2.0 million and €1.9 million, or $2.0 million, at December 31, 2017 and December 31, 2016, respectively.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million and $0.4 million at December 31, 2017 and 2016, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2017 or 2016 under any of the overdraft agreements.

10.    Stockholders’ Equity

Common Stock (shares not in thousands)

As of December 31, 2017, there were 90,000,000 shares of common stock authorized and 29,058,117 outstanding.

On December 12, 2016 the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee, under the Indenture governing the Convertible Notes, of its intention to redeem all of Convertible Notes outstanding on January 12, 2017, pursuant to the optional redemption provisions in the Indenture. In lieu of receiving the redemption price, holders of the Convertible Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. As of December 31, 2016, Convertible Notes with a principal value of approximately $39.3 million were surrendered for conversion resulting in the issuance of an additional 1.5 million shares. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the remaining Convertible Notes was $42.9 million as of December 31, 2016. In January 2017, the remaining principal was converted to common stock, with the exception of $0.9 million that was redeemed for cash.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2017 or 2016.

Restricted Common Stock

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees.  The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan.  The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) is 860,793 as of December 31, 2017. Shares of our common stock subject to Awards and grants awarded under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the 2014 Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2017, 2016 and 2015 was $5.3 million ($3.2 million, net of tax), $4.2 million ($2.9 million, net of tax), and $4.0 million ($2.8 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2017	199,712	$24.68
Shares granted	154,382	39.59
Shares for which restrictions lapsed	(132,781)	43.73
Shares unvested December 31, 2017	221,313	$31.42

Total remaining unrecognized compensation cost is approximately $4.4 million as of December 31, 2017, and will be recognized over a weighted average remaining period of two years. Based on the stock price at December 29, 2017, the last trading day of 2017 of $50.40  per share, the intrinsic value of these awards as of December 31, 2017, was $11.2  million. The fair value of the shares in which the restrictions have lapsed was $5.8 million, $3.8  million, and $3.5  million, during 2017, 2016, and 2015, respectively. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

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

The Company did not repurchase any shares during the year ended December 31, 2017. For the year ended December 31, 2016, the Company repurchased 177,053  shares of common stock at an average purchase price of $25.65 per share, all of which were purchased under the 2014 Program prior to its termination.

Dividends

The Company declared and paid dividends of $0.66 per share of common stock for the year ended December 31, 2017.

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

11.    Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2017, 2016 and 2015.

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

Approximately 35% of the Company’s labor force (9% and 82% in the United States and Europe, respectively) is represented by collective bargaining agreements. The Company is a party to four U.S. collective bargaining agreements. The agreements will expire November 2019 and  February 2021 respectively. The Company intends to renegotiate these contracts as they become due, though there is no assurance that this effort will be successful.

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

The following table details restructuring charges incurred by segment for the periods presented under the 2015 Altra Plan:

	Years Ended December 31,
	2017	2016	2015
Couplings, Clutches & Brakes	$1,849	$7,302	$2,527
Electromagnetic Clutches & Brakes	50	1,286	1,600
Gearing	1,076	287	3,080
Corporate (1)	516	974	7
Total	$3,491	$9,849	$7,214
(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

The amounts for 2017 are comprised of approximately $1.6 million in severance, $1.2 million in consolidation costs and $1.3 million in other restructuring consolidation costs and are classified in the accompanying condensed condensed statement of income as restructuring costs. The amounts for 2016 are comprised of approximately $2.7 million in severance, $1.7 million in consolidation costs, $2.8 million in relocation costs, $0.9 million in building impairments, and $1.7 million in other restructuring costs. The amounts for 2015 were related to approximately $5.2 million in severance and $2.0 million in building impairments.

During 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The Company recognized $0.7 million in expense for the Couplings Clutches and Brakes segment related to the 2017 Altra Plan.

The following table details restructuring charges incurred by segment for the periods presented under the 2017 Altra Plan.

Year Ended December 31,
2017
Couplings, Clutches & Brakes	$652
Electromagnetic Clutches & Brakes	—
Gearing	—
Corporate	—
Total	$652

The amounts for the year ended December 31, 2017 were comprised of approximately $0.4 million in severance and $0.2 million in consolidation costs, and are classified in the accompanying  consolidated statement of income as restructuring costs.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2015 and December 31, 2017.

	2015 Plan	2017 Plan	Total
Balance at January 1, 2015	$389	$-	$389
Restructuring expense incurred	7,214	—	7,214
Non-cash loss on impairment of fixed assets	(2,003)	—	(2,003)
Cash payments	(3,389)	—	(3,389)
Balance at December 31, 2015	2,211	—	$2,211
Restructuring expense incurred	9,849	—	9,849
Non-cash loss on impairment of fixed assets	(1,521)	—	(1,521)
Cash payments	(8,568)	—	(8,568)
Balance at December 31, 2016	1,971	$—	1,971
Restructuring expense incurred	3,491	652	4,143
Non-cash loss on impairment of fixed assets	—	—	—
Cash payments	(4,662)	(444)	(5,106)
Balance at December 31, 2017	$800	$208	$1,008

The total accrued restructuring reserve as of December 31, 2017 relates to severance costs to be paid to former employees in 2016 and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The Company expects to incur between approximately $2.0 million and $4.0 in additional restructuring expenses under the 2017 Altra Plan through 2019.

13.    Derivative Financial Instruments

The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and occasionally on commodity prices. Derivative instruments utilized during the period include interest rate swap agreements and foreign currency contracts. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The counterparties to the Company's contractual derivative agreements are all major global financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cross Currency Interest rate Swaps

The Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of the Company’s wholly owned Dutch subsidiary.  The currency adjustments related to this loan are recorded in Other non-operating (income) expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in Other non-operating (income) expense, net. To manage this foreign currency and interest rate cash flow exposure, the Company entered into a cross-currency interest rate swap that converts $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument. In addition, the Company entered into two cross-currency interest rate swaps that convert an additional $70.0 million of the U.S. dollar denominated floating interest payments to functional currency (euro) floating interest payments during the life of the hedging instruments. The effective period of one of the cross-currency interest rate swaps, in the amount of $30 million, expired as of December 31, 2017. The effective period of the second of these two cross-currency interest rate swaps, in the original amount of $40 million, now currently $30 million, expires on December 31, 2018. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 31, 2017 and 2016 approximately $0.2 million and ($0.7) million of unrealized gain and loss related to the interest rate swaps were included in accumulated other comprehensive loss, respectively.

The following table summarizes outstanding swap for which the Company has recorded at December 31, 2017.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Floating Leg		Floating Leg	Settlement	Effective
Into	Instrument	(thousands)	(swap counterparty)	Fixed Rate	(Company)	Dates	Period of swap
12/21/2016	Cross currency interest rate swap	$100,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	1.027% EUR	N/A	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2019
12/21/2016	Cross currency interest rate swap	40,000	Variable rate 1-month USD Libor plus 1.50% to 3/31/17 and 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 0.920%	Monthly on the last banking day of each month commencing December 30, 2016	12/23/2016 - 12/31/2018
6/28/2017	Cross currency interest rate swap	30,000	Variable rate 1-month USD Libor plus 1.75% thereafter	N/A	Variable rate 1-month EURIBOR, floored at 0.00%, plus 1.11%	Monthly on the last banking day of each month commencing July 31, 2017	6/30/2017-12/31/2017
1/31/2017	Interest rate swap	$50,000	Variable rate 1-month USD Libor	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 1 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands).

		December 31,	December 31,
	Balance Sheet Location	2017	2016
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$15,569	$1,642
Interest rate swap agreement	Other long-term assets	$345
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	4,597	889
		$19,821	$2,531

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands).

		December 31,	December 31,
	Income Statement Location	2017	2016
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$13,242	$995
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	3,708	889
		$16,950	$1,884

14.    Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to 11  years and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows.

Year ending December 31:	Operating Leases	Capital Leases
2018	$8,168	$148
2019	6,550	72
2020	5,017	8
2021	3,884	—
2022	2,704	—
Thereafter	4,539	—
Total lease obligations	$30,862	$228
Less amounts representing interest		(5)
Present value of minimum capital lease obligations	$30,862	$223

Net rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $9.1 million, $8.9 million, and $9.0 million, respectively.

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2017 or 2016.

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

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2017	2016	2015
Net Sales:
Couplings, Clutches & Brakes	$441,887	$305,406	$342,299
Electromagnetic Clutches & Brakes	251,505	217,856	219,676
Gearing	191,789	192,003	192,252
Inter-segment eliminations	(8,444)	(6,359)	(7,575)
Net sales	876,737	708,906	746,652
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	47,215	20,941	38,750
Electromagnetic Clutches & Brakes	27,774	26,406	21,634
Gearing	22,238	22,718	21,094
Restructuring	(4,143)	(9,849)	(7,214)
Loss on partial settlement of pension plan	(1,720)	-	-
Corporate expenses (1)	(10,377)	(12,670)	(10,050)
Income from operations	80,987	47,546	64,214
Other non-operating (income) expense:
Net interest expense	7,710	11,679	12,164
Loss on extinguishment of convertible debt	1,797	1,989	-
Other non-operating (income) expense, net	353	(7)	963
	9,860	13,661	13,127
Income before income taxes	71,127	33,885	51,087
Provision for income taxes	19,700	8,745	15,744
Net income	$51,427	$25,140	$35,343
(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and impairment of intangibles.

While the Company did not have any customers that represented total sales of greater than 10%, the Gearing business segment had one customer that approximated 11.3% of total sales during the year ended December 31, 2017.

Selected information by segment (continued)

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Couplings, Clutches & Brakes	$20,905	$15,180	$15,897
Electromagnetic Clutches & Brakes	4,950	4,615	4,565
Gearing	6,866	7,000	6,617
Corporate	3,304	3,103	3,042
Total depreciation and amortization	$36,025	$29,898	$30,121

	Years Ended December 31,
	2017	2016
Total assets:
Couplings, Clutches & Brakes	$547,738	$511,934
Electromagnetic Clutches & Brakes	183,197	169,507
Gearing	155,541	147,829
Corporate (2)	34,181	40,554
Total assets	$920,657	$869,824

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,
	2017	2016	2015	2017	2016
North America (primarily U.S.)	$441,208	$418,536	$452,172	$84,337	$81,675
Europe	342,867	217,736	218,857	100,733	89,672
Asia and other	92,662	72,634	75,623	6,847	5,696
Total	$876,737	$708,906	$746,652	$191,918	$177,043

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

16.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2017

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$223,322	$214,623	$223,357	$215,435
Gross Profit	68,470	69,013	72,126	66,167
Net income (1)	12,440	13,277	15,384	10,326
Earnings per share — Basic
Net income	$0.43	$0.46	$0.53	$0.36
Earnings per share — Diluted
Net income	$0.43	$0.46	$0.53	$0.36
(1) Includes restructuring costs by quarter	$367	$680	$1,198	$1,898

Year ended December 31, 2016

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$172,647	$173,132	$182,674	$180,453
Gross Profit	55,127	54,175	58,200	54,630
Net income (1)	1,668	5,313	9,349	8,810
Earnings per share — Basic
Net income	$0.06	$0.21	$0.36	$0.34
Earnings per share — Diluted
Net income	$0.06	$0.21	$0.36	$0.34
(1) Includes restructuring costs by quarter	$3,258	$3,397	$1,641	$1,553

17.    Subsequent Events

On February 13, 2018, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2018, payable on April 3, 2018 to stockholders of record as of March 19, 2018.

Termination of Defined Benefit Plan

The Company commenced its plan to terminate its U.S. Pension Plan in June 2017 and distributed a portion of the Plan assets during the fourth quarter of 2017 as a partial plan settlement, see Note 8.  During the first quarter of 2018, the company completed the plan termination and made a final contribution of $1.3 million to fully fund the benefit obligation prior to settlement. The company settled the remaining benefit obligation of approximately $18.7 million by transferring the remaining plan assets and liability obligations to a third party. The company will record an additional settlement loss of $5.3 million in the first Quarter of 2018.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2017, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
      Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2018

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2017, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a customer in the United Kingdom, for ultimate re-sale to an Iranian end user for use in a gas treating plant.  Total gross revenues received by Bibby in connection with these transactions were approximately GBP 57.3 thousand and net profits were approximately GBP 21.1 thousand.  Bibby intends to continue pursuing opportunities with this direct customer and end user, to the extent compliant with applicable law.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2018 Proxy Statement to be filed no later than 120 days after December 31, 2017.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2018 Proxy Statement to be filed no later than 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2018 Proxy Statement to be filed no later than 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2018 Proxy Statement to be filed no later than 120 days after December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2018 Proxy Statement to be filed no later than 120 days after December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2017 and 2016
ii.	Consolidated Statements of Income for the Fiscal Years ended December 31, 2017, 2016 and 2015
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2017, 2016 and 2015
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2017, 2016 and 2015
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2017, 2016 and 2015
vi.	Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2017 and 2016

(2) Financial Statement Schedule

ii.	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits List

Number	Description

2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and CPT Acquisition Corp., a subsidiary of Altra Holdings, Inc. (P)

2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc. (P)

2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein. (P)

2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein.

2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.6(9)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries).**

2.7(14)	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S.**
2.8(17)	Master Sale and Purchase Agreement, dated December 30, 2016, between GKN Industries Limited and Altra Industrial Motion Corp.
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(6)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.3(12)

Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(4)	Form of Common Stock Certificate.

4.2(8)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(6)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(15)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.† (P)

10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(13)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.† (P)

10.11(8)	Purchase Agreement dated March 1, 2011 among Altra Holdings, Inc., the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

10.12(16)

Second Amended and Restated Credit Agreement, dated as of October 22, 2015, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

Number	Description
10.13(17)

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2016, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

10.14(16)

Omnibus Reaffirmation and Ratification, and Amendment of Collateral Documents dated as of October 22, 2015, by and among Altra Industrial Motion Corp. and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.15(11)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #

10.16(11)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of JPMorgan Chase Bank, N.A. #

10.17(11)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A.

10.18(16)	Patent Security Agreement, dated October 22, 2015, by Warner Electric Technology LLC in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.19(16)

Trademark Security Agreement, dated October 22, 2015, among Ameridrives International, LLC, Boston Gear LLC, Inertia Dynamics, LLC and TB Wood’s Incorporated in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.20(18)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†

10.21(16)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.22(16)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

21.1	Subsidiaries of Altra Industrial Motion Corp.*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(11)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.
(12)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(13)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
(17)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016
(18)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 24, 2017.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
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

(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2015	$2,302	$785	$(922)	$2,165
For the year ended December 31, 2016	$2,165	$1,245	$(296)	$3,114
For the year ended December 31, 2017	$3,114	$1,868	$(440)	$4,542

Exhibit Index

Number	Description

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, and (vii) Valuation and Qualifying Accounts.*

Item 16.	Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 23, 2018	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2018	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

February 23, 2018	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial
Officer

February 23, 2018	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

February 23, 2018	By:	/s/ Edmund M. Carpenter
		Name:	Edmund M. Carpenter
		Title:	Director

February 23, 2018	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

February 23, 2018	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

February 23, 2018	By:	/s/ Larry P. McPherson
		Name:	Larry P. McPherson
		Title:	Director

February 23, 2018	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

February 23, 2018	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director