Form 10-Q
period 2018-03-31
Altra Industrial Motion Corp.
filed 2018-05-09
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 9, 2018, 29,383,365 shares of Common Stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$46,396	$51,994
Trade receivables, less allowance for doubtful accounts of $4,815 and $4,542 at March 31, 2018 and December 31, 2017, respectively	150,794	135,499
Inventories	148,684	145,611
Income tax receivable	4,872	6,634
Prepaid expenses and other current assets	17,745	17,344
Assets held for sale	1,119	1,081
Total current assets	369,610	358,163
Property, plant and equipment, net	194,293	191,918
Intangible assets, net	160,767	159,613
Goodwill	209,722	206,040
Deferred income taxes	1,669	2,608
Other non-current assets, net	2,466	2,315
Total assets	$938,527	$920,657
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,363	$68,014
Accrued payroll	26,244	32,091
Accruals and other current liabilities	43,131	32,921
Income tax payable	9,948	9,082
Current portion of long-term debt	1,430	384
Total current liabilities	143,116	142,492
Long-term debt - less current portion	278,282	275,587
Deferred income taxes	52,342	52,250
Pension liabilities	25,749	25,038
Long-term taxes payable	5,419	6,322
Other long-term liabilities	20,655	22,263
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock ($0.001 par value, 90,000,000 shares authorized, 29,103,205, and 29,058,117 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	29	29
Additional paid-in capital	223,149	223,336
Retained earnings	227,198	223,204
Accumulated other comprehensive loss	(37,412)	(49,864)
Total stockholders’ equity	412,964	396,705
Total liabilities, and stockholders’ equity	$938,527	$920,657

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Net sales	$240,385	$215,435
Cost of sales	166,159	149,268
Gross profit	74,226	66,167
Operating expenses:
Selling, general and administrative expenses	47,130	40,384
Research and development expenses	6,473	6,223
Restructuring costs	943	1,898
	54,546	48,505
Income from operations	19,680	17,662
Other non-operating income and expense:
Loss on settlement of pension plan	5,086
Interest expense, net	1,834	1,705
Other non-operating expense, net	(146)	(530)
Loss on extinguishment of convertible debt	—	1,797
	6,774	2,972
Income before income taxes	12,906	14,690
Provision for income taxes	3,905	4,364
Net income	$9,001	$10,326
Weighted average shares, basic	29,073	28,763
Weighted average shares, diluted	29,225	28,897
Net income per share:
Basic net income	$0.31	$0.36
Diluted net income	$0.31	$0.36
Cash dividend declared	$0.17	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

Amounts in thousands

	Quarter Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Net Income	$9,001	$10,326
Other Comprehensive income:
Foreign currency translation adjustment	7,730	3,912
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	3,815
Change in defined benefit pension plans, net of tax	577	—
Change in fair value of derivative financial instruments	330	818
Other comprehensive income:	12,452	4,730
Comprehensive income	$21,453	$15,056

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

	Year to Date Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$9,001	$10,326
Adjustments to reconcile net income to net operating cash flows:
Depreciation	6,923	6,461
Amortization of intangible assets	2,480	2,345
Amortization of deferred financing costs	150	149
Loss on foreign currency, net	(113)	(144)
Loss on settlement of pension plan	5,086	—
(Gain)/Loss on disposal / impairment of fixed assets	125	(58)
Loss on extinguishment of debt	—	1,797
Stock based compensation	1,303	1,751
Amortization of inventory fair value adjustment	—	2,347
Changes in assets and liabilities:
Trade receivables	(12,906)	(11,348)
Inventories	(515)	(1,365)
Accounts payable and accrued liabilities	(5,919)	(6,997)
Other current assets and liabilities	47	(4,052)
Other operating assets and liabilities	(1,998)	1,810
Net cash provided by operating activities	3,664	3,022
Cash flows from investing activities
Purchase of property, plant and equipment	(6,975)	(7,333)
Net cash used in investing activities	(6,975)	(7,333)
Cash flows from financing activities
Payments on Revolving Credit Facility	(4,903)	(13,459)
Dividend payments	(4,977)	(3,904)
Borrowing under Revolving Credit Facility	8,000	5,000
Payments of equipment, working capital notes, mortgages, and other debts	(288)	(267)
Cash paid to redeem Convertible Notes	—	(954)
Shares surrendered for tax withholding	(1,490)	(163)
Net cash used in financing activities	(3,658)	(13,747)
Effect of exchange rate changes on cash and cash equivalents	1,371	1,877
Net change in cash and cash equivalents	(5,598)	(16,181)
Cash and cash equivalents at beginning of year	51,994	69,118
Cash and cash equivalents at end of period	$46,396	$52,937
Cash paid during the period for:
Interest	$1,755	$1,797
Income taxes	2,642	2,937
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	$—	$51,851

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2017	$27	$27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	31	1,588	—	—	1,588
Net income	—	—	—	10,326	—	10,326
Conversion of convertible debt	2	1,748	51,849			51,851
Dividends declared	—	—	—	(4,396)	—	(4,396)
Change in fair value of interest rate swap, net of tax	—	—	—	—	818	818
Cumulative foreign currency translation adjustment	—	—	—	—	3,912	3,912
Balance at March 31, 2017	$29	$28,985	$221,736	$197,038	$(71,356)	$347,447

Balance at January 1, 2018	$29	$29,058	$223,336	$223,204	$(49,864)	$396,705
Stock-based compensation and vesting of restricted stock	—	45	(187)	—	—	(187)
Net income	—	—	—	9,001	—	9,001
Dividends declared, $0.17 per share	—	—	—	(5,007)	—	(5,007)
Change in fair value of interest rate swap, net of tax	—	—	—	—	330	330
Minimum Pension adjustment, net of tax	—	—	—	—	4,392	4,392
Cumulative foreign currency translation adjustment	—	—	—	—	7,730	7,730
Balance at March 31, 2018	$29	$29,103	$223,149	$227,198	$(37,412)	$412,964

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

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position for the interim periods presented, and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of this legislation; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $7.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for years beginning after December 31, 2018 (fiscal 2020 for Company), including interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance will be effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and expect to recognize a significant lease obligation upon adoption.

Recently Adopted Accounting Standards

On January 1, 2018 The Company adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”) and all the related amendments using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, which has been discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recognizes revenue under the core principle of depicting the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

Our sales revenue for product sales is recognized based on a point in time model, at the point control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 4 Revenue Recognition for further disclosures and detail regarding revenue.

The adoption of Topic 606 was not material to the Company and, as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no impact disclosure presented as of and for the quarter ended March 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (“Topic 715”): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including but not limited to interest cost, amortization of prior service cost, curtailments and settlements, etc.). The guidance became effective for interim and annual periods for the Company on January 1, 2018. The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The Company adopted the amendments in the first quarter of 2018 using a retrospective transition method. The impact of the adoption was immaterial for the three months ended March 31, 2017. The financial statements for the three months ended March 31, 2018 include the impact of the adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”).  The amendments in ASU 2016-18 require that the statement of cash flows explain the change in total cash, cash equivalents and restricted cash. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements.

4. Revenue Recognition

The following disclosure represents the Company’s effort to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in accordance with Topic 606. The Company operates through three business segments that are aligned with key product types and end markets served:

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

We distribute our products through three primary distribution channels: Industrial distributors, original equipment manufacturers (OEMs), and direct to end users. Each of these segments sells similar products, which are balanced across end-user industries including, without limitation, energy, food processing, general industrial, material handling, mining, transportation, and turf and garden.

The following table disaggregates our revenue for each reportable segment. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Quarter Ended March 31,
	2018	2017
Net Sales:
Couplings, Clutches & Brakes	$120,173	$106,232
Electromagnetic Clutches & Brakes	69,107	63,878
Gearing	53,885	47,028
Inter-segment eliminations	(2,780)	(1,703)
Net sales	$240,385	$215,435

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promises to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized product without alternative use for its customers, which would generally result in the transfer of control over time.  The Company has evaluated the amount of revenue subject to recognition over time and concluded that it is immaterial.

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.

The Company generally provides an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company’s liability typically is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

will separately sell extended warranty and service policies to its customers. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies is not material to the unaudited condensed consolidated financial statements.

The payment terms and conditions in our customer contracts vary. In some cases, customers will partially prepay for their goods; in other cases, after appropriate credit evaluations, payment will be due in arrears. In addition, there are constraints which cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, surcharges, and other customer consolidation. When the timing of the Company’s recognition of revenue is different from the timing of payments made by the customer, the Company recognizes either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or is in excess of estimates of what the Company expects to be entitled). Contracts with payment in arrears are recognized as receivables. The opening and closing balances of the Company’s contract asset, contract liability, and receivables are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2018	$2,189	$135,499
Closing - March 31, 2018	7,034	150,794
Increase/(Decrease)	$4,845	$15,295

The amounts of revenue recognized in the period that were included in deferred revenue was $7.0. This revenue consists primarily of revenue recognized for shipments of product which were prepaid.

The Company has concluded that none of the costs it has incurred to obtain and fulfill its contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the unaudited condensed consolidated balance sheet.

5. Fair Value of Financial Instruments

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

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including a cross-currency swap included in Note 16.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

6. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2018	$(452)	$(3,678)	$(45,734)	$(49,864)
Net current-period Other Comprehensive Income (Loss)	330	577	7,730	8,637
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	3,815	—	3,815
Accumulated Other Comprehensive Loss by Component, March 31, 2018	$(122)	$714	$(38,004)	$(37,412)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income (Loss)	818	(234)	4,146	4,730
Accumulated Other Comprehensive Loss by Component, March 31, 2017	$172	$(5,902)	$(65,626)	$(71,356)

7. Acquisitions

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

As of December 31, 2017, the allocation of the Company’s acquisition accounting is complete and the calculation of fair value, of all the acquired identifiable assets and liabilities, for the Stromag Acquisition is final.  The measurement period adjustments which reflected new information obtained about facts and circumstances that existed as of the acquisition date were not material.  The final purchase price allocation was finalized as of December 31, 2017, see the table below:

Final Purchase Price Allocation
Total purchase price, excluding acquisition costs of approximately $2.9 million	$191,852
Cash and cash equivalents	8,758
Trade receivables	24,087
Inventories	22,039
Property, plant and equipment	40,343
Intangible assets	74,795
Prepaid expenses and other current assets	778
Total assets acquired	$170,800
Accounts payable	(15,370)
Accrued payroll	(7,171)
Accrued expenses and other current liabilities	(4,496)
Income tax payable	(2,525)
Deferred tax liability	(27,783)
Other long-term liabilities	(1,255)
Pension liability	(15,283)
Total liabilities assumed	$(73,883)
Net assets acquired	96,917
Excess purchase price over fair value of net assets acquired	$94,935

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. This goodwill is generally not deductible for income tax purposes with the exception of approximately $12.8 million which relates to certain assets acquired in the United States.

Intangible assets acquired consist of:
Customer relationships	$56,019
Trade names and trademarks	18,776
Total intangible assets	$74,795

Customer relationships are subject to amortization and will be amortized on a straight-line basis over their estimated useful lives of 15 years, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

8. Net Income per Share

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2018	March 31, 2017
Net income	$9,001	$10,326
Shares used in net income per common share - basic	29,073	28,763
Incremental shares of unvested restricted common stock	152	134
Shares used in net income per common share - diluted	29,225	28,897
Earnings per share:
Basic net income	$0.31	$0.36
Diluted net income	$0.31	$0.36

9. Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$53,548	$49,351
Work in process	23,860	22,914
Finished goods	71,276	73,346
	$148,684	$145,611

10. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2018 through March 31, 2018 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2018	$119,963	$37,905	$48,172	$206,040
Impact of changes in foreign currency and other	3,397	152	133	3,682
Net goodwill balance March 31, 2018	$123,360	$38,057	$48,305	$209,722

Other intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$56,035	$—	$56,035	$54,883	$—	$54,883
Intangible assets subject to amortization:
Customer relationships	180,399	76,348	104,051	177,207	72,970	104,237
Product technology and patents	6,085	5,404	681	5,853	5,360	493
Total intangible assets	$242,519	$81,752	$160,767	$237,943	$78,330	$159,613

The Company recorded $2.5 million and $2.3 million of amortization expense in the quarters ended March 31, 2018 and 2017 respectively.

The estimated amortization expense for intangible assets is approximately $7.1 million for the remainder of 2018, $9.6 million in each of the next four years and then $59.2 million thereafter.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

11. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2018 and March 31, 2017 are as follows:

	March 31, 2018	March 31, 2017
Balance at beginning of period	$7,479	$9,158
Accrued current period warranty expense	514	122
Payments and adjustments	(429)	(110)
Balance at end of period	$7,564	$9,170

12. Debt

Outstanding debt obligations at March 31, 2018 and December 31, 2017 were as follows.

	March 31, 2018	December 31, 2017
Debt:
Revolving Credit Facility	$266,581	$262,915
Mortgages	12,946	12,833
Capital leases	185	223
Total debt	279,712	275,971
Less current portion of long-term debt	(1,430)	(384)
Total long-term debt, net of unaccreted discount	$278,282	$275,587

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

As of March 31, 2018, we had $266.6 million outstanding on our 2015 Revolving Credit Facility including $250 million outstanding on our USD tranche at an interest rate of 3.38% and €13.5 million or $16.6 million outstanding on our Euro tranche at an interest rate of 1.88%. As of March 31, 2018 and December 31, 2017, we had $4.3 million and $3.5 million in letters of credit outstanding, respectively. We had $154.2 million available to borrow under the 2015 Revolving Credit Facility at March 31, 2018 and have the ability to increase the facility by an additional $150 million under certain circumstances.

Commitment Letter

On March 7, 2018, the Company and Fortive Corporation, a Delaware corporation (“Fortive”), agreed to enter into a transaction (the “Fortive Transaction”) pursuant to which, subject to the terms and conditions of certain definitive agreements, (1) Fortive will transfer certain assets and liabilities constituting a portion of its Automation & Specialty Platform (the “A&S Business”) to a newly created wholly-owned subsidiary of Fortive (“Newco”) and will cause any applicable subsidiaries of Fortive to convey to Fortive or its designated subsidiary (other than Newco or any of Newco’s subsidiaries) certain excluded assets and liabilities (the “Separation”); (2) Fortive will contribute all equity interests in each such subsidiary of Fortive holding assets and liabilities of the A&S Business to Newco in exchange for (i) a number of shares of common stock, par value $0.01 per share of Newco (the “Newco Common Stock”), (ii) securities representing indebtedness of Newco in an aggregate principal amount determined pursuant to such definitive agreements (the “Newco Securities”) and (iii) a cash dividend in an aggregate amount determined pursuant to such definitive agreements (the “Cash Dividend”); (3) Fortive will distribute to its stockholders all of the issued and outstanding shares of Newco Common Stock held by Fortive, at Fortive’s option, by way of an exchange offer (the “Exchange Offer”) or a pro rata dividend, or a combination thereof (the “Distribution”) and (4) a wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Newco (the “Merger”), with Newco surviving as a wholly-owned subsidiary of the Company and with the issued and outstanding shares of Newco Common Stock converted in the Merger into shares of common stock of the Company. In addition, as part of the Fortive Transaction, Fortive will transfer (the “Direct Sales”) certain non-U.S. assets, liabilities and entities of the A&S Business to certain subsidiaries of the Company, and the Company’s subsidiaries will assume substantially all of the liabilities associated with the transferred assets.

In connection with the Fortive Transaction, the Company entered into a commitment letter (the “Commitment Letter”), under which Goldman Sachs Bank USA committed to provide to the Company up to $1,340 million in aggregate principal amount of senior secured term loans (the “GS Term Loans”) and a $300 million senior secured revolving credit facility (the “GS Revolving Loans” and, together with the GS Term Loans, the “GS Loans”), subject to the terms and conditions of the Commitment Letter. The proceeds of the GS Term Loans will be used, together with cash on hand of the Company or its subsidiaries (if necessary), to, among other things, (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs and expenses in connection with the consummation of the Fortive Transaction.

The commitments under the Commitment Letter are subject to customary closing conditions. All obligations of the Company with respect to the GS Loans will be guaranteed by each direct or indirect wholly-owned domestic subsidiary of the Company, and following the effective time of the Merger, by Newco and its direct or indirect wholly-owned domestic subsidiaries, subject to customary exceptions.

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

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage had a remaining principal balance of €1.1 million, or $1.4 million, at March 31, 2018.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $7.4 million, at March 31, 2018. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Zlate Moravce Slovakia

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of March 31, 2018, the total principal outstanding was €1.8 million, or $2.2 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.1 million, or $2.3 million, secured by its facility in in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments until May 2025.  The mortgage had a balance of €1.6 million, or $2.0 million, at March 31, 2018.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million at March 31, 2018 and approximately $0.2 million at December 31, 2017.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2018 or December 31, 2017 under any of the overdraft agreements.

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

Stock-based compensation expense recorded during the quarters ended March 31, 2018 and 2017, was $1.3 million and $1.8 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s restricted stock and performance share grants in the quarter ended March 31, 2018:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2018	221,313	$31.42
Shares granted	140,852	45.70
Shares for which restrictions lapsed	(77,559)	45.96
Shares unvested March 31, 2018	284,606	$31.92

Total remaining unrecognized compensation cost was $6.4 million as of March 31, 2018, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the shares for which the restrictions have lapsed during the quarter ended March 31, 2018 was approximately $3.6 million. Restricted shares granted are valued based on the fair market value of the stock on the date of grant.

Share Repurchase Program

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaced the previous program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the quarter ended March 31, 2018, the Company did not repurchase any of its common stock under the share repurchase program.

Dividends

The Company declared a dividend of $0.17 per share of common stock related to the quarter ended March 31, 2018 which was accrued in the balance sheet at March 31, 2018.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

14. Restructuring, Asset Impairment, and Transition Expenses

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

The following table details restructuring charges incurred by segment for the periods presented under the 2015 Altra Plan.

	Quarter Ended
	March 31, 2018	March 31, 2017
Couplings, Clutches & Brakes	$—	$1,361
Electromagnetic Clutches & Brakes	—	—
Gearing	—	296
Corporate (1)	—	241
Total	$—	$1,898

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses and non-cash partial pension settlements.

There were no costs incurred under the 2015 Altra Plan for the quarter ended March 31, 2018.

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs.

The following table details restructuring charges incurred by segment for the periods presented under the 2017 Altra Plan.

	Quarter Ended
	March 31, 2018	March 31, 2017
Couplings, Clutches & Brakes	$943	$—
Electromagnetic Clutches & Brakes	—	—
Gearing	—	—
Corporate (1)	—	—
Total	$943	$—

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

The amounts for the quarter ended March 31, 2018 were comprised primarily of severance costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2018 and March 31, 2018.

	2015 Plan	2017 Plan	Total All Plans
Balance at January 1, 2018	$800	$208	$1,008
Restructuring expense incurred	—	943	943
Cash payments	(136)	(453)	(589)
Balance at March 31, 2018	$664	$698	$1,362

The total accrued restructuring reserve as of March 31, 2018 relates to severance costs to be paid to former employees which are expected to be paid during 2018 and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The company expects to incur approximately $1.0 to $3.0 million in expense under the 2017 Altra Plan through 2019.

15. Segments, Concentrations and Geographic Information

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarter Ended March 31,
	2018	2017
Net Sales:
Couplings, Clutches & Brakes	$120,173	$106,232
Electromagnetic Clutches & Brakes	69,107	63,878
Gearing	53,885	47,028
Inter-segment eliminations	(2,780)	(1,703)
Net sales	$240,385	$215,435
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$13,420	$8,345
Electromagnetic Clutches & Brakes	8,668	7,593
Gearing	6,116	5,525
Corporate expenses (1)	(7,581)	(1,903)
Restructuring	(943)	(1,898)
Income from operations	$19,680	$17,662
Other non-operating (income) expense:
Loss on settlement of pension plan	5,086	—
Net interest expense	$1,834	$1,705
Other non-operating expense (income), net	(146)	(530)
Loss on extinguishment of convertible debt	—	1,797
	6,774	2,972
Income before income taxes	12,906	14,690
Provision for income taxes	3,905	4,364
Net income	$9,001	$10,326

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended
	March 31, 2018	March 31, 2017
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,726	$5,137
Electromagnetic Clutches & Brakes	930	1,215
Gearing	1,878	1,651
Corporate	869	803
Total depreciation and amortization	$9,403	$8,806

	March 31, 2018	March 31, 2017
Total assets:
Couplings, Clutches & Brakes	$585,667	$541,343
Electromagnetic Clutches & Brakes	166,126	176,167
Gearing	157,109	132,971
Corporate (2)	29,625	27,047
Total assets	$938,527	$877,528

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2018	March 31, 2017
North America (primarily U.S.)	$125,694	$115,140
Europe	93,481	83,294
Asia and other	21,210	17,001
Total	$240,385	$215,435

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. While the Company did not have any customers that represented total sales greater than 10% for each of the quarters ended March 31, 2018 and 2017, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended March 31, 2018.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions and excess amounts are invested in AAA rated mutual funds. The Company is also exposed to swap counterparty credit risk with well-established financial institutions.

16. Derivative Financial Instruments

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of March 31, 2018 and 2017, approximately $0.6 million and $0.1 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income (loss), respectively.

Interest Rate Swap

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings under the 2015 Credit Agreement, for a notional value of $50.0 million, at 1.625%.  The effective date was January 31, 2017 and the maturity date is January 31, 2020.

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.  As of March 31, 2018, approximately $65 thousand of unrealized gain related to the interest rate swap was included in accumulated other comprehensive income.

The following table summarizes outstanding swaps which the Company has recorded at March 31, 2018.

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

The following table summarizes the location and fair value, using Level 2 inputs (see Note 5 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in thousands).

		March 31,	December, 31
	Balance Sheet Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$18,711	$15,569
Interest rate swap agreement	Other long-term assets	632	345
Not designated as hedging instruments:
Cross currency swap agreements	Accruals and other liabilities	5,488	4,597
		$23,567	$19,821

The following table summarizes the location of (gain) loss reclassified from Accumulated other comprehensive loss into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the unaudited condensed consolidated statements of income (in thousands).

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

		March 31,
	Income Statement Location	2018
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$2,839
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	891
		$3,730

17. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of March 31, 2018 or December 31, 2017. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

Termination of Defined Benefit Plan

The Company commenced its plan to terminate the Altra Industrial Motion, Inc. Retirement Plan (the “Plan”), its frozen U.S. defined benefit pension plan in June 2017 and distributed a portion of the Plan assets during the fourth quarter of 2017 as a partial plan settlement. See Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, the Company completed the plan termination and made a final contribution of $1.1 million to fully fund the benefit obligation prior to settlement. The Company settled the remaining benefit obligation of approximately $18.7 million by transferring the remaining plan assets and liability obligations to a third party. The Company recorded an additional settlement loss of $5.1 million in the quarter ended March 31, 2018.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

18. Subsequent Events

Dividend

On April 24, 2018, the Company declared a dividend of $0.17 per share for the quarter ended June 30, 2018, payable on July 3, 2018, to shareholders of record as of June 18, 2018.

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

•	the risk associated with the UK vote to leave the European Union; and
•	The risks related to the pending Fortive Transaction
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the audited financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters and year to date periods ended March 31, 2018 and 2017:

	Net Sales
	Quarter Ended
	March 31, 2018	March 31, 2017
Couplings, Clutches & Brakes	50%	50%
Electromagnetic Clutches & Brakes	29%	30%
Gearing	21%	20%

	Operating Income
	Quarter Ended
	March 31, 2018	March 31, 2017
Couplings, Clutches & Brakes	48%	39%
Electromagnetic Clutches & Brakes	31%	35%
Gearing	21%	26%

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

Business Outlook

During the quarter ended March 31, 2018, we saw strong sales growth as we benefitted from both our organic growth initiatives and the ongoing strength in the industrial economy.  Nearly all of our end markets, with the notable exception of wind energy, performed well and we anticipate further improvement should customers begin to increase capital spending in earnest.  We continued to make progress in leveraging our margin improvement initiatives into enhanced profitability and we expect to accelerate the flow-through to the bottom line as we progress through the year, especially as the wind market improves.  Operational excellence continued to contribute to our results as many of our businesses had significant improvement in their operating performance driven by our business system and improving market conditions.  Finally, we also continue to focus on developmental activities that we expect to contribute to our organic growth going forward.

On March 7, 2018, the Company and Fortive agreed to enter into the Fortive Transaction to effect the transfer of the A&S Business to the Company. The Fortive Transaction provides for (i) the separation and distribution of a portion of the A&S Business and the subsequent merger of Merger Sub with and into Newco, with Newco, as the surviving entity, a wholly-owned subsidiary of the Company and (ii) the Direct Sales, pursuant to which the Company will acquire the remaining portion of the A&S Business. In order to effect the Separation, the Distribution, the Direct Sales and the Merger, Fortive, Newco, the Company and Merger Sub entered into an Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018 (the “Merger Agreement”), and Fortive, Newco and the Company entered into a Separation and Distribution Agreement, dated as of March 7, 2018 (the “Separation Agreement”). In addition, Fortive, Newco, the Company and certain of their respective affiliates entered into, or will enter into, an Employee Matters Agreement, dated March 7, 2018, a Tax Matters Agreement, a Transition Services Agreement, a Cross-License Agreement and any other agreements mutually agreed to.  These agreements govern the relationship among Fortive, Newco, the Company, Merger Sub and their respective affiliates after the consummation of Separation, the Distribution, the Direct Sales and the Merger.

Prior to the Distribution and the Merger, Fortive will (1) convey to Newco or one or more subsidiaries of Fortive certain assets and liabilities constituting a portion of the A&S Business, and will cause any applicable subsidiary of Fortive to convey to Fortive or its designated subsidiary (other than Newco or any of Newco’s subsidiaries) certain excluded assets and excluded liabilities in order to separate and consolidate a portion of the A&S Business and (2) Fortive will contribute all the equity interests in each such subsidiary of Fortive holding assets and liabilities constituting a portion of the A&S Business to Newco in exchange for (i) shares of Newco common stock, (ii) the Newco Securities and (iii) the Cash Dividend. In total, Newco will make distributions to Fortive of cash and debt instruments of Newco with an aggregate value of $400 million, of which $150 million (subject to adjustment as provided in the Separation Agreement) is expected to be the Cash Dividend, and $250 million (subject to adjustment as provided in the Separation Agreement) is expected to be issued as Newco Securities. In addition, pursuant to the Merger Agreement, Fortive will transfer certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business directly to the Company or one or more subsidiaries of the Company and the Company subsidiaries will assume substantially all of the liabilities associated with the transferred assets and pay Fortive $1,000,000,000. Fortive will transfer the Newco Securities to certain parties (the “Debt Exchange Parties”) in exchange (the “Debt Exchange”) for certain outstanding debt obligations of Fortive held by the Debt Exchange Parties. Following the Debt Exchange, the Debt Exchange Parties are expected to sell the Newco Securities to third-party investors.

On the closing date of the Merger, Fortive will distribute all of the issued and outstanding shares of Newco Common Stock held by Fortive to its participating stockholders in the Exchange Offer. If the Exchange Offer is consummated but is not fully subscribed, Fortive will distribute the remaining shares of Newco Common Stock on a pro rata basis to Fortive stockholders whose shares of Fortive common stock remain outstanding after consummation of the Exchange Offer. Any Fortive stockholder who validly tenders (and does not properly withdraw) shares of Fortive common stock for shares of Newco Common Stock in the Exchange Offer will waive their rights with respect to such shares to receive, and forfeit any rights to, shares of Newco Common Stock distributed on a pro rata basis to Fortive stockholders in the event the Exchange Offer is not fully subscribed. If there is a pro rata distribution, the Exchange Offer agent will calculate the exact number of shares of Newco Common Stock not exchanged in the Exchange Offer and to be distributed on a pro rata basis, and the number of shares of common stock of the Company into which the remaining shares of Newco Common Stock will be converted in the Merger will be transferred to Fortive stockholders (after giving effect to the consummation of the Exchange Offer) as promptly as practicable thereafter.

Immediately after the Distribution and on the closing date of the Merger, Merger Sub will merge with and into Newco, whereby the separate corporate existence of Merger Sub will cease and Newco will continue as the surviving company and as a wholly-owned subsidiary of the Company. In the Merger, each share of Newco Common Stock will be converted into the right to receive shares of common stock of the Company based on the exchange ratio set forth in the Merger Agreement. After the consummation of the Merger and the Direct Sales, the Company will own and operate the A&S Business through Newco and the purchasers in the Direct Sales, and will also continue the Company’s current businesses. All shares of common stock of the Company, including those issued in the Merger, will be listed on Nasdaq under the Company’s current trading symbol “AIMC.”

In connection with the Merger, the Company expects to issue 35 million shares of common stock of the Company to Fortive stockholders that receive shares of Newco Common Stock in the Distribution. Immediately after the consummation of the Merger, approximately 54% of the outstanding shares of common stock of the Company are expected to be held by pre-Merger holders of shares of Newco Common Stock and approximately 46% of the outstanding shares of common stock of the Company are expected to be held by pre-Merger stockholders of the Company.

The Fortive Transaction is expected to be completed in 2018 and remains subject to the approval of the issuance of shares of common stock of the Company in the Merger by the Company’s stockholders and the satisfaction of customary closing conditions, including regulatory approvals and the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to either the A&S Business or the Company.

In connection with the Fortive Transaction, we expect to incur a significant amount of acquisition expenses. The Company intends to finance the Fortive Transaction through a combination of cash on hand and new debt, and has received approximately $2.0 billion of committed financing from Goldman Sachs Bank USA (“GS”) subject to customary terms and conditions to facilitate the Fortive Transaction close.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2018.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended
	March 31, 2018	March 31, 2017
Net sales	$240,385	$215,435
Cost of sales	166,159	149,268
Gross profit	74,226	66,167
Gross profit percentage	30.9%	30.7%
Selling, general and administrative expenses	47,130	40,384
Research and development expenses	6,473	6,223
Restructuring and consolidation costs	943	1,898
Income from operations	19,680	17,662
Loss on settlement of pension plan	5,086	—
Interest expense, net	1,834	1,705
Other non-operating income (loss), net	(146)	(530)
Loss on extinguishment of debt	—	1,797
Income before income taxes	12,906	14,690
Provision for income taxes	3,905	4,364
Net income	$9,001	$10,326

Quarter Ended March 31, 2018 compared with Quarter Ended March 30, 2017

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter-Ended
	March 31, 2018	March 31, 2017	Change	%
Net sales	$240,385	$215,435	$24,950	11.6%

The increase in sales during the quarter ended March 31, 2018 was partially due to the favorable effect of changes in foreign exchange rates of $13.3 million and price increases of approximately $1.7 million. The remainder of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes and Gearing business segments.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Gross Profit	$74,226	$66,167	$8,059	12.2%
Gross Profit as a percent of sales	30.9%	30.7%

Gross profit as a percentage of sales improved slightly during the quarter ended March 31, 2018.  The increase was due to improvements realized from price increases and improving end markets, partially offset by commodity cost and freight cost increases.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Selling, general and administrative expense (“SG&A”)	$47,130	$40,384	$6,746	16.7%
SG&A as a percent of sales	19.6%	18.7%

The increase in SG&A is primarily due to an increase in acquisition related expenses of $5.4 million as well as the impact of changes in foreign exchange rates.  The Company expects to incur between $30-$50 million in acquisition related expense in conjunction with the Fortive transaction.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Research and development expenses (“R&D”)	$6,473	$6,223	$250	4.0%

The increase in R&D is due to the impact of changes in foreign exchange rates for the quarter ended March 31, 2018.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Restructuring Costs	$943	$1,898	$(955)	(50.3)%

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

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  The company expects to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Interest Expense, net	$1,834	$1,705	$129	7.6%

Interest expense increased slightly due to the higher interest rate of the Company’s variable rate borrowing under our 2015 Revolving Credit Facility.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Other non-operating income, net	$(146)	$(530)	$384	72.5%

Other non-operating income in each period in the chart above primarily relates to changes in foreign currency in the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	March 31, 2018	March 31, 2017	Change	%
Provision for income taxes	$3,905	$4,364	$(459)	(10.5)%
Provision for income taxes as a % of income before income taxes	30.3%	29.7%

The provision for income tax, as a percentage of income before taxes, marginally increased for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017. This increase is the result of the  U.S. tax on non deductible acquisition expenses related to the Fortive Transaction, this is offset by the benefit of the lower U.S. tax rate as part of the 2017 Tax Act.

Segment Performance.

Amounts in thousands

	Quarter Ended March 31,
	2018	2017
Net Sales:
Couplings, Clutches & Brakes	$120,173	$106,232
Electromagnetic Clutches & Brakes	69,107	63,878
Gearing	53,885	47,028
Intra-segment eliminations	(2,780)	(1,703)
Net sales	$240,385	$215,435
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$13,420	$8,345
Electromagnetic Clutches & Brakes	8,668	7,593
Gearing	6,116	5,525
Corporate expenses (1)	(7,581)	(1,903)
Restructuring and consolidation costs	(943)	(1,898)
Income from operations	$19,680	$17,662

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $120.2 million in the quarter ended March 31, 2018, an increase of approximately $13.9 million or 13.1%, from the quarter ended March 31, 2017.  The increase is due to the positive impact of foreign exchange rates and continued recovery in certain of our more profitable end markets.  Segment operating income increased approximately $5.1 million compared to the prior period primarily as a result of the increased sales and plant consolidations.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $69.1 million in the quarter ended March 31, 2018, an increase of approximately $5.2 million, or 8.2%, from the quarter ended March 31, 2017. The increase is due to the positive impact of changes in foreign exchange rates and an increase in sales to the agriculture end market. Segment operating income increased $1.1 million compared to the prior period primarily as a result of the impact of foreign exchange.

Gearing

Net sales in the Gearing segment were $53.9 million in the quarter ended March 31, 2018, an increase of $6.9 million or 14.6% from the quarter ended March 31, 2017.  The increase is due to the positive impact of changes in foreign exchange rates and the improvement of the North American distribution market.   Segment operating income increased $0.6 million compared to the prior period primarily as a result of the impact of foreign exchange.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our 2015 Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under our existing 2015 Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. At March 31, 2018, we have the ability under our 2015 Revolving Credit Facility to borrow an additional $154.2 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.  We announced the Fortive Transaction on March 7, 2018 and expect to raise approximately $1,740 million in secured and unsecured debt to pay a portion of the purchase price and refinance our existing 2015 Revolving Credit Facility.

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

Under the 2015 Credit Agreement, the amount of our Revolving Credit Facility was increased to $350 million (the “2015 Revolving Credit Facility”).  The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness.  The stated maturity of the 2015 Credit Facility is October 22, 2020.

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

On October 21, 2016, the Company entered into an agreement to amend its 2015 Credit Agreement.  This amendment, which became effective upon closing of Altra’s purchase of Stromag, which was December 30, 2016, increased the Company’s 2015 Revolving Credit Facility by $75 million to $425 million.  The Company borrowed additional funds under the increased facility to finance its purchase of Stromag.  The amendment also reset the possible expansion of up to $150 million of additional future loan commitments.  In addition, the amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants

Ratification Agreement

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

As of March 31, 2018, and December 31, 2017, we had $266.6 million and $262.9 million outstanding on our 2015 Revolving Credit Facility, respectively.  As of March 31, 2018 and December 31, 2017, we had $4.3 million and $3.5 million in letters of credit outstanding, respectively. We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at March 31, 2018.

Commitment Letter

In connection with the Fortive Transaction, the Company entered into a commitment letter (the “Commitment Letter”), under which GS committed to provide to the Company up to $1,340 million in aggregate principal amount of senior secured term loans (the “GS Term Loans”) and a $300 million senior secured revolving credit facility (the “GS Revolving Loans” and, together with the GS Term Loans, the “GS Loans”), subject to the terms and conditions of the Commitment Letter. The proceeds of the GS Term Loans will be used, together with cash on hand of the Company or its subsidiaries (if necessary), to, among other things, (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs and expenses in connection with the consummation of the Fortive Transaction.

The commitments under the Commitment Letter are subject to customary closing conditions. All obligations of the Company with respect to the GS Loans will be guaranteed by each direct or indirect wholly-owned domestic subsidiary of the Company, and following the effective time of the Merger, by Newco and its direct or indirect wholly-owned domestic subsidiaries, subject to customary exceptions.

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

Borrowings

	Amounts in millions
	March 31, 2018	December 31, 2017
Debt:
Revolving Credit Facility	$266.6	$262.9
Mortgages	12.9	12.8
Capital leases	0.2	0.2
Total debt	$279.7	$275.9

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for quarter ended March 31, 2018 and March 31, 2017, respectively:

	March 31, 2018	March 31, 2017	Change
Cash and cash equivalents at the beginning of the year	$51,994	$69,118	$(17,124)
Cash flows used in operating activities	3,664	3,022	642
Cash flows used in investing activities	(6,975)	(7,333)	358
Cash flows used in financing activities	(3,658)	(13,747)	10,089
Effect of exchange rate changes on cash and cash equivalents	1,371	1,877	(506)
Cash and cash equivalents at the end of the period	$46,396	$52,937	$(6,541)

Cash Flows for 2018

Net cash provided from operating activities was approximately $3.6 million for the quarter ended March 31, 2018. This was generated by net income of $9.0 and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, loss on settlement of pension plan, loss on disposal of fixed assets, and non-cash loss on foreign currency which totaled approximately $16.0 million. This was mostly offset by a net increase in assets and liabilities of approximately $21.3 million.

Net cash used in investing activities for the quarter ended March 31, 2018 decreased approximately $0.4 million compared to the quarter ended March 31, 2017. The decrease is attributed to higher purchases of manufacturing equipment and plant construction projects at certain facilities in 2017.

Net cash used in financing activities in the quarter ended March 31, 2018 as compared to the year to date period ended March 31, 2017 decreased by $10.1 million. This decrease relates primarily to lower net debt payments on the Revolving Credit Facility in the quarter ended March 31, 2018 partially offset by an increase in dividend payments of $1.1 million and higher impact of shares surrendered.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, share repurchases and to pay dividends to our stockholders. As of March 31, 2018 we have approximately $42.3 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2017 are incorporated herein by reference.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	$30,000,000
February 1, 2018 to February 28, 2018	—	$—	—	$—
March 1, 2018 to March 31, 2018	—	$—	—	$—

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a customer in the United Kingdom, for ultimate re-sale to an Iranian end user for use in a gas treating plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 31.9 thousand and net profits were approximately GBP 3.2 thousand.  Bibby intends to continue pursuing opportunities with this direct customer and end user, to the extent compliant with applicable law.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The guidance is effective for interim and annual periods for the Company on January 1, 2018. The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The Company adopted the amendments in the first quarter of 2018 using a retrospective transition method. The impact of the adoption on the years ended December 31, 2017, 2016 and 2015 was a reclassification of $2.8M, $.7M and $.7M respectively, from income from operations to other non-operating expenses. The adoption of this standard did not impact reported net income, the consolidated balance sheet or the statement of cash flows.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation. Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Second Amended and Restated Bylaws of the Registrant

10.1(1)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.2*	A&R Commitment Letter, dated as of March 28, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.3*	Employee Matters Agreement, dated as of March 7, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.
(2)

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

ALTRA INDUSTRIAL MOTION CORP.

May 9, 2018	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer

May 9, 2018	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer

May 9, 2018	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer