Form 10-Q
period 2018-06-30
Altra Industrial Motion Corp.
filed 2018-08-07
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, there were 29,387,971 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,114	$51,994
Trade receivables, less allowance for doubtful accounts of $4,802 and $4,542 at June 30, 2018 and December 31, 2017, respectively	146,419	135,499
Inventories	149,592	145,611
Income tax receivable	1,832	6,634
Prepaid expenses and other current assets	21,012	17,344
Assets held for sale	701	1,081
Total current assets	357,670	358,163
Property, plant and equipment, net	189,328	191,918
Intangible assets, net	151,639	159,613
Goodwill	203,292	206,040
Deferred income taxes	1,592	2,608
Other non-current assets, net	3,031	2,315
Total assets	$906,552	$920,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,935	$68,014
Accrued payroll	27,066	32,091
Accruals and other current liabilities	38,475	32,921
Income tax payable	9,032	9,082
Current portion of long-term debt	1,364	384
Total current liabilities	138,872	142,492
Long-term debt - less current portion	260,024	275,587
Deferred income taxes	50,214	52,250
Pension liabilities	24,390	25,038
Long-term taxes payable	5,418	6,322
Other long-term liabilities	14,742	22,263
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock ($0.001 par value per share, 90,000,000 shares authorized, 29,107,811, and 29,058,117 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	29	29
Additional paid-in capital	224,526	223,336
Retained earnings	241,249	223,204
Accumulated other comprehensive loss	(52,912)	(49,864)
Total stockholders’ equity	412,892	396,705
Total liabilities, and stockholders’ equity	$906,552	$920,657

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$237,323	$223,357	$477,708	$438,792
Cost of sales	159,068	151,231	325,227	300,499
Gross profit	78,255	72,126	152,481	138,293
Operating expenses:
Selling, general and administrative expenses	43,382	41,619	90,512	82,003
Research and development expenses	6,258	6,160	12,731	12,383
Restructuring and consolidation costs	566	1,198	1,509	3,096
	50,206	48,977	104,752	97,482
Income from operations	28,049	23,149	47,729	40,811
Other non-operating income and expense:
Loss on settlement of pension plan	—	—	5,086	—
Interest expense, net	2,065	2,031	3,899	3,736
Other non-operating expense/(income), net	(282)	(136)	(428)	(666)
Loss on extinguishment of convertible debt	—	—	—	1,797
	1,783	1,895	8,557	4,867
Income before income taxes	26,266	21,254	39,172	35,944
Provision for income taxes	7,259	5,870	11,164	10,234
Net income	$19,007	$15,384	$28,008	$25,710
Weighted average shares, basic	28,979	28,978	29,085	28,873
Weighted average shares, diluted	29,089	29,114	29,245	29,042
Net income per share:
Basic net income	$0.66	$0.53	$0.96	$0.89
Diluted net income	$0.65	$0.53	$0.96	$0.89
Cash dividend declared	$0.17	$0.17	$0.34	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$19,007	$15,384	$28,008	$25,710
Other Comprehensive income:
Foreign currency translation adjustment	(16,248)	10,275	(8,518)	13,827
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	—	3,815	—
Change in defined benefit pension plans, net of tax	—	—	577	—
Change in fair value of derivative financial instruments	748	(161)	1,078	657
Other comprehensive income:	(15,500)	10,114	(3,048)	14,484
Comprehensive income	$3,507	$25,498	$24,960	$40,194

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year to Date Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$28,008	$25,710
Adjustments to reconcile net income to net operating cash flows:
Depreciation	13,779	12,930
Amortization of intangible assets	4,900	4,685
Amortization of deferred financing costs	299	299
Loss on foreign currency, net	4	132
Loss on settlement of pension plan	5,086	—
(Gain)/Loss on disposal / impairment of fixed assets	298	(74)
Loss on extinguishment of debt	—	1,797
Stock based compensation	2,680	3,153
Amortization of inventory fair value adjustment	—	2,347
Changes in assets and liabilities:
Trade receivables	(12,971)	(12,812)
Inventories	(5,478)	(1,473)
Accounts payable and accrued liabilities	2,024	(9,212)
Other current assets and liabilities	(3,956)	(1,146)
Other operating assets and liabilities	(5,564)	(380)
Net cash provided by operating activities	29,109	25,956
Cash flows from investing activities
Purchase of property, plant and equipment	(14,936)	(14,416)
Working capital settlement from prior year acquisitions	—	2,883
Acquisition of Aluminum Die Casting, S.r.L.	(2,663)	—
Net cash used in investing activities	(17,599)	(11,533)
Cash flows from financing activities
Payments on Revolving Credit Facility	(24,449)	(24,054)
Dividend payments	(9,972)	(8,300)
Borrowing under Revolving Credit Facility	11,000	5,000
Payments of equipment, working capital notes, mortgages, and other debts	(568)	(505)
Cash paid to redeem Convertible Notes	—	(954)
Shares surrendered for tax withholding	(1,490)	(386)
Net cash used in financing activities	(25,479)	(29,199)
Effect of exchange rate changes on cash and cash equivalents	89	4,639
Net change in cash and cash equivalents	(13,880)	(10,137)
Cash and cash equivalents at beginning of year	51,994	69,118
Cash and cash equivalents at end of period	$38,114	$58,981
Cash paid during the period for:
Interest	$3,636	$3,752
Income taxes	8,120	11,802
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	$—	$51,851

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2017	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	42	2,765	—	—	2,765
Net income	—	—	—	25,710	—	25,710
Conversion of convertible debt	2	1,748	51,849	—	—	51,851
Dividends declared	—	—	—	(9,379)	—	(9,379)
Change in fair value of Derivative Financial Instruments, net of tax	—	—	—	—	657	657
Cumulative foreign currency translation adjustment	—	—	—	—	13,827	13,827
Balance at June 30, 2017	$29	$28,996	$222,913	$207,439	$(61,602)	$368,779

Balance at January 1, 2018	$29	29,058	$223,336	$223,204	$(49,864)	$396,705
Stock-based compensation and vesting of restricted stock	—	50	1,190	—	—	1,190
Net income	—	—	—	28,008	—	28,008
Dividends declared, $0.34 per share	—	—	—	(9,963)	—	(9,963)
Change in fair value of Derivative Financial Instruments, net of tax	—	—	—	—	1,078	1,078
Minimum Pension adjustment, net of tax	—	—	—	—	4,392	4,392
Cumulative foreign currency translation adjustment	—	—	—	—	(8,518)	(8,518)
Balance at June 30, 2018	$29	$29,108	$224,526	$241,249	$(52,912)	$412,892

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “we”, or “our”) is a leading multi-national designer, producer and marketer of a wide range of electro-mechanical power transmission products. The Company brings together strong brands covering over 42 product lines with production facilities in 12 countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position for the interim periods presented, and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

3. Recent Accounting Standards

Recent Accounting Pronouncements

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 U.S. Tax Act”). The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the 2017 U.S. Tax Act. The 2017 U.S. Tax Act is highly complex and we will continue to assess the impact that various provisions will have on our business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.

As of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the 2017 U.S. Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $7.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in assessment of hedge effectiveness will be recorded in other comprehensive income (“OCI”) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance will be effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires management to recognize lease assets and lease liabilities by lessees for all operating leases. ASU 2016-02 is effective for periods beginning after December 15, 2018, including interim periods within those fiscal years on a modified retrospective basis. We have begun the process of reviewing existing agreements and are evaluating the impact of this ASU.  We expect to recognize a significant lease obligation upon adoption.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”) and all the related amendments using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, which has been discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our sales revenue for product sales is recognized based on a point in time model, at the point control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when products are delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), such activities are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 4 Revenue Recognition for further disclosures and detail regarding revenue.

The adoption of ASU 2014-09 was not material to the Company and, as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no impact disclosure presented as of and for the quarter ended June 30, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including but not limited to interest cost, amortization of prior service cost, curtailments and settlements, etc.). ASU 2017-07 became effective for interim and annual periods for the Company on January 1, 2018. The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The Company adopted ASU 2017-07 in the first quarter of 2018 using a retrospective transition method. The impact of the adoption was immaterial for the three and six months ended June 30, 2017. The financial statements for the six months ended June 30, 2018 include the impact of the adoption.

4. Revenue Recognition

The following disclosure represents the Company’s effort to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in accordance with ASU 2014-09. The Company operates through three business segments that are aligned with key product types and end markets served:

•

Couplings, Clutches & Brakes.     Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Clutches in this segment are devices that use mechanical, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery.  Products in this segment are generally used in heavy industrial applications and energy markets.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

We distribute our products through three primary distribution channels: Industrial distributors, original equipment manufacturers (OEMs), and direct to end users. Each of these segments sells similar products, which are balanced across end-user industries including, without limitation, energy, food processing, general industrial, material handling, mining, transportation, and turf & garden.

The following table disaggregates our revenue for each reportable segment. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended June 30,		Year to Date Ended June 30,
	2018	2017	2018	2017
Net Sales:
Couplings, Clutches & Brakes	$122,734	$110,969	$242,907	$217,201
Electromagnetic Clutches & Brakes	65,136	$65,281	$134,243	$129,159
Gearing	51,567	$49,149	$105,452	$96,177
Inter-segment eliminations	(2,114)	$(2,042)	$(4,894)	$(3,745)
Net sales	$237,323	$223,357	$477,708	$438,792

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North America (primarily U.S.)	$119,023	$115,236	$244,716	$230,376
Europe	91,308	84,983	184,790	168,275
Asia and other	26,992	23,138	48,202	40,141
Total	$237,323	$223,357	$477,708	$438,792

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

The Company generally provides an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company’s liability typically is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies is not material to the unaudited condensed consolidated financial statements.

The payment terms and conditions in our customer contracts vary. In some cases, customers will partially prepay for their goods; in other cases, after appropriate credit evaluations, payment will be due in arrears. In addition, there are constraints that cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, surcharges, and other customer consolidation. When the timing of the Company’s recognition of revenue is different from the timing of payments made by the customer, the Company recognizes either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or is in excess of estimates of what the Company expects to be entitled to). Contracts with payment in arrears are recognized as receivables. The opening and closing balances of the Company’s contract asset, contract liability, and receivables are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2018	$2,189	$135,499
Closing - June 30, 2018	5,155	146,419
Increase/(Decrease)	$2,966	$10,920

The amounts of revenue recognized in the year to date period ended June 30, 2018 that were included in deferred revenue was $5.2 million. This revenue consists primarily of revenue recognized for prepaid shipments of product.

The Company has concluded that none of the costs it has incurred to obtain and fulfill its contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the unaudited condensed consolidated balance sheets.

5. Fair Value of Financial Instruments

Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability, in each case in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets with insufficient volume or infrequent transactions (markets that are not active); or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the 2015 Credit Agreement (and defined below in Note 11 Debt) approximates the fair value due to the variable rate and the fact that (i) the 2015 Credit Agreement was renegotiated in December 2016 and (ii) there have been no significant changes in our credit rating or pricing of similar debt.

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, that take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows, which are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

translating future cash flows. See additional discussion of the Company’s use of financial instruments including a cross-currency swap included in Note 16 Derivative Financial Instruments.

6. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2018	$(452)	$(3,678)	$(45,734)	$(49,864)
Net current-period Other Comprehensive Income Gain/(Loss)	1,078	577	(8,518)	(6,863)
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	3,815	—	3,815
Accumulated Other Comprehensive Gain/(Loss) by Component, June 30, 2018	$626	$714	$(54,252)	$(52,912)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income Gain/(Loss)	657	(171)	13,998	14,484
Accumulated Other Comprehensive Gain/(Loss) by Component, June 30, 2017	$11	$(5,839)	$(55,774)	$(61,602)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$19,007	$15,384	$28,008	$25,710
Shares used in net income per common share - basic	28,979	28,978	29,085	28,873
Incremental shares of unvested restricted common stock	110	136	160	169
Shares used in net income per common share - diluted	29,089	29,114	29,245	29,042
Earnings per share:
Basic net income	$0.66	$0.53	$0.96	$0.89
Diluted net income	$0.65	$0.53	$0.96	$0.89

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

8. Inventories

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$51,669	$49,351
Work in process	20,037	22,914
Finished goods	77,886	73,346
	$149,592	$145,611

9. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2018 through June 30, 2018 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2018	$119,963	$37,905	$48,172	$206,040
Acquisition of Aluminum Die Casting	958	-	-	958
Impact of changes in foreign currency	(3,296)	(120)	(290)	(3,706)
Net goodwill balance June 30, 2018	$117,625	$37,785	$47,882	$203,292

Other intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$53,923	$—	$53,923	$54,883	$—	$54,883
Intangible assets subject to amortization:
Customer relationships	173,887	76,840	97,047	177,207	72,970	104,237
Product technology and patents	6,015	5,346	669	5,853	5,360	493
Total intangible assets	$233,825	$82,186	$151,639	$237,943	$78,330	$159,613

The Company recorded $2.4 million and $2.1 million of amortization expense in the quarters ended June 30, 2018 and 2017, respectively, and recorded $4.9 million and $4.7 million of amortization expense in the year to date periods ended June 30, 2018 and 2017, respectively.

The estimated amortization expense for intangible assets is approximately $4.7 million for the remainder of 2018, $9.6 million in each of the next four years and then $54.6 million thereafter.

10. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheets. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended June 30, 2018 and 2017 are as follows:

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	June 30, 2018	June 30, 2017
Balance at beginning of period	$7,479	$9,158
Accrued current period warranty expense	514	355
Payments and adjustments	(1,356)	(1,161)
Balance at end of period	$6,637	$8,352

11. Debt

Outstanding debt obligations at June 30, 2018 and December 31, 2017 were as follows.

	June 30, 2018	December 31, 2017
Debt:
Revolving Credit Facility	$249,210	$262,915
Mortgages	12,028	12,833
Capital leases	150	223
Total debt	261,388	275,971
Less current portion of long-term debt	(1,364)	(384)
Total long-term debt, net of unaccreted discount	$260,024	$275,587

Second Amended and Restated Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement, which may be amended from time to time (as amended, the “2015 Credit Agreement”). Under the 2015 Credit Agreement, the amount of the Company’s prior revolving credit facility was increased to $350 million (as amended, the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of the 2015 Revolving Credit Facility is October 22, 2020.

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

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the closing of the Stromag Acquisition on December 30, 2016, increased the 2015 Revolving Credit Facility by $75 million to $425 million. The Company used additional borrowings under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition. In addition, the October 2016 Amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants. The pricing terms and maturity date under the 2015 Credit Agreement remain unchanged. The Company paid $0.6 million in fees in connection with the October 2016 Amendment, which is recorded in other non-current assets.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

As of June 30, 2018, we had $249.2 million outstanding on our 2015 Revolving Credit Facility including $236.9 million outstanding on our USD tranche at an interest rate of 3.6% and €10.5 million or $12.3 million outstanding on our Euro tranche at an interest rate of 2.10%. As of June 30, 2018, and December 31, 2017, we had $4.3 million and $3.5 million in letters of credit outstanding, respectively. We had $171.5 million available to borrow under the 2015 Revolving Credit Facility at June 30, 2018 and have the ability to increase the facility by an additional $150 million under certain circumstances.

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

Convertible Senior Notes

In March 2011, the Company issued convertible senior notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes were guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes was payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the Convertible Notes offering were $81.3 million, net of fees and expenses that were capitalized.

On December 12, 2016 the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee under the Indenture governing the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock, for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal amount of approximately $39.3 million were surrendered for conversion, resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

remaining Convertible Notes was $42.9 million net of unamortized discount as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal amount of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash. The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017. All Convertible Notes were converted or redeemed as of January 12, 2017.

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage had a remaining principal balance of €1.1 million, or $1.3 million, at June 30, 2018.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €5.9 million, or $7.0 million, at June 30, 2018. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Zlate Moravce Slovakia

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of June 30, 2018, the total principal outstanding was €1.6 million, or $1.9 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.1 million, or $2.3 million, secured by its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments until May 2025.  The mortgage had a balance of €1.5 million, or $1.8 million, at June 30, 2018.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.2 million at June 30, 2018 and approximately $0.2 million at December 31, 2017.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2018 or December 31, 2017 under any of the overdraft agreements.

12. Stockholders’ Equity

Stock-Based Compensation

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees. The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan. The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. At the Company’s 2017 Annual Meeting of Stockholders, its stockholders approved amendments to the 2014 Plan which, among other things, made an additional 750,000 shares of common stock available for delivery pursuant to the grant of Awards under the 2014 Plan. Shares of our common stock subject to Awards previously granted under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

The restricted stock issued pursuant to the 2014 Plan generally vests ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted stock may accelerate upon the occurrence of certain events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The fair value of the repurchased shares of common stock is measured based on the stock price on the date of grant.

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedules for restricted stock granted under the 2014 Plan are determined by the Personnel and Compensation Committee of the Company’s Board of Directors.

Stock-based compensation expense recorded during the quarters ended June 30, 2018 and 2017, was $2.7 million and $3.2 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the 2014 Plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s outstanding restricted stock grants, including shares of restricted stock awarded as a result of the achievement of performance objectives under outstanding performance shares awards, in the quarter ended June 30, 2018:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2018	221,313	$31.42
Shares granted	145,458	45.60
Shares for which restrictions lapsed	(82,165)	45.79
Shares unvested June 30, 2018	284,606	$36.51

Total remaining unrecognized compensation cost was $7.0 million as of June 30, 2018, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the restricted stock for which the restrictions have lapsed during the quarter ended June 30, 2018 was approximately $3.8 million. Awards of restricted stock are valued based on the fair market value of the Company’s common stock underlying the Awards on the date of grant.

2016 Share Repurchase Program

On October 19, 2016, our Board of Directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019 (the “2016 Repurchase Program”). The 2016 Repurchase Program replaced the previous share repurchase program, which was terminated. The Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of any shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the 2016 Repurchase Program will be retired. The Company retains the right to limit, terminate or extend the 2016 Repurchase Program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the quarter ended June 30, 2018, the Company did not repurchase any of its common stock under the 2016 Repurchase Program.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Dividends

The Company declared a dividend of $0.17 per share of common stock related to the quarter ended June 30, 2018 which was accrued in the balance sheet at June 30, 2018.

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

During 2015, the Company commenced a restructuring plan (the “2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included headcount reductions, facility consolidations and related asset impairments, and discretionary spending limitations to improve profitability.

The following table details restructuring charges incurred by segment for the periods presented under the 2015 Altra Plan.

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Couplings, Clutches & Brakes	$—	$488	$—	$1,849
Electromagnetic Clutches & Brakes	—	—	—	—
Gearing	—	488	—	784
Corporate (1)	—	222	—	463
Total	$—	$1,198	$—	$3,096

There were no costs incurred under the 2015 Altra Plan for the quarter ended June 30, 2018.

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (the “2017 Altra Plan”) as a result of the Stromag Acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs.

The following table details restructuring charges incurred by segment for the periods presented under the 2017 Altra Plan.

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Couplings, Clutches & Brakes	$479	$—	$1,421	$—
Electromagnetic Clutches & Brakes	—	—	—	—
Gearing	85	—	67	—
Corporate (1)	2	—	21	—
Total	$566	$—	$1,509	$—

The amounts for the quarter ended June 30, 2018 were comprised primarily of severance costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of the accrued restructuring costs between January 1, 2018 and June 30, 2018.

	2015 Altra Plan	2017 Altra Plan	Total All Plans
Balance at January 1, 2018	$800	$208	$1,008
Restructuring expense incurred	—	1,509	1,509
Cash payments	(296)	(1,341)	(1,637)
Balance at June 30, 2018	$504	$376	$880

The total accrued restructuring reserve as of June 30, 2018 relates to severance costs to be paid to former Company employees.  These severance costs are expected to be paid during 2018 and 2019 are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The Company expects to incur an additional amount of approximately $1.0 to $3.0 million in expense under the 2017 Altra Plan through 2019.

14. Segments, Concentrations and Geographic Information

Segments

The Company currently operates through three business segments that are aligned with key product types and end markets served:

•	Couplings, Clutches & Brakes.

Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Clutches in this segment are devices that use mechanical, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. Products in this segment are generally used in heavy industrial applications and energy markets.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended June 30,		Year to Date Ended June 30,
	2018	2017	2018	2017
Net Sales:
Couplings, Clutches & Brakes	$122,734	$110,969	$242,907	$217,201
Electromagnetic Clutches & Brakes	65,136	65,281	134,243	129,159
Gearing	51,567	49,149	105,452	96,177
Inter-segment eliminations	(2,114)	(2,042)	(4,894)	(3,745)
Net sales	$237,323	$223,357	$477,708	$438,792
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$18,740	$12,007	$32,160	$20,352
Electromagnetic Clutches & Brakes	8,076	8,163	16,744	15,756
Gearing	6,399	6,590	12,515	12,115
Corporate expenses (1)	(4,600)	(1,198)	(12,181)	(3,096)
Restructuring & consolidation costs	(566)	(2,413)	(1,509)	(4,316)
Income from operations	$28,049	$23,149	$47,729	$40,811
Other non-operating (income) expense:
Loss on settlement of pension plan	$—	$—	$5,086	$—
Net interest expense	2,065	2,031	3,899	3,736
Other non-operating (income), net	(282)	(136)	(428)	(666)
Loss on extinguishment of convertible debt	—	—	—	1,797
	$1,783	$1,895	$8,557	$4,867
Income before income taxes	26,266	21,254	39,172	35,944
Provision for income taxes	7,259	5,870	11,164	10,234
Net income	$19,007	$15,384	$28,008	$25,710

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,505	$5,133	$11,230	$10,270
Electromagnetic Clutches & Brakes	1,005	1,201	1,935	2,416
Gearing	1,897	1,651	3,775	3,301
Corporate	869	824	1,739	1,628
Total depreciation and amortization	$9,276	$8,809	$18,679	$17,615

			June 30, 2018	June 30, 2017
Total assets:
Couplings, Clutches & Brakes			$565,603	$557,642
Electromagnetic Clutches & Brakes			158,325	185,839
Gearing			160,071	137,713
Corporate (2)			22,553	29,893
Total assets			$906,552	$911,087

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North America (primarily U.S.)	$119,023	$115,236	$244,716	$230,376
Europe	91,308	84,983	184,790	168,275
Asia and other	26,992	23,138	48,202	40,141
Total	$237,323	$223,357	$477,708	$438,792

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. Although the Company did not have any customers that represented total sales greater than 10% in either of the quarters ended June 30, 2018 and 2017, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended June 30, 2018.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and cash equivalents are held by well-established financial institutions. The Company is also exposed to swap counterparty credit risk with well-established financial institutions.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of June 30, 2018, and 2017, approximately $1.1 million and $0.7 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income (loss), respectively.

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

The following table summarizes outstanding swaps that the Company has recorded at June 30, 2018.

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

The following table summarizes the location and fair value, using Level 2 inputs (see Note 5, Fair Value of Financial Instruments, for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in thousands).

		June 30,	December, 31
	Balance Sheet Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$12,037	$15,569
Interest rate swap agreement	Other long-term assets	(711)	(345)
Not designated as hedging instruments:
Cross currency swap agreements	Accruals and other liabilities	3,576	4,597
		$14,902	$19,821

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

		June 30,	December, 31
	Income Statement Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$(2,291)	$13,242
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	(1,021)	3,708
		$(3,312)	$16,950

16. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of June 30, 2018 or December 31, 2017. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

The Company also risks exposure to product liability claims in connection with products it has sold and those sold by businesses that the Company acquired.  In some cases, third parties have retained responsibility for product liability claims relating to products manufactured or sold prior to the acquisition of the relevant business, and in other cases, the persons from whom the Company has acquired a business may be required to indemnify the Company for certain product liability claims subject to certain caps or limitations on indemnification.  However, the Company cannot assure that those third parties will in fact satisfy their obligations with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which the Company is obligated were not retained by third parties or are not subject to these indemnities, the Company could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liability claims or are required to indemnify the Company, significant claims arising from products that have been acquired could have a material adverse effect on the Company’s ability to realize the benefits from an acquisition, could result in the reduction of the value of goodwill that the Company recorded in connection with an acquisition, or could otherwise have a material adverse effect on the Company’s business, financial condition, or operations.

Termination of Defined Benefit Plan

The Company commenced its plan to terminate the Altra Industrial Motion, Inc. Retirement Plan (the “Plan”), its frozen U.S. defined benefit pension plan in June 2017 and distributed a portion of the Plan assets during the fourth quarter of 2017 as a partial plan settlement. See Note 8, Pension and Other Employee Benefits, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, the Company completed the Plan termination and made a final contribution of $1.1 million to fully fund the benefit obligation prior to settlement. The Company settled the remaining benefit obligation of approximately $18.7 million by transferring the remaining Plan assets and liability obligations to a third party. The Company recorded an additional settlement loss of $5.1 million related to the Plan in the quarter ended March 31, 2018.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

17. Subsequent Events

Dividend

On July 24, 2018, the Company declared a dividend of $0.17 per share for the quarter ended September 30, 2018, payable on October 2, 2018, to stockholders of record as of September 17, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can often be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of our common stock;
•	our ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislations, treaties, and tariffs both in and outside of the United States;
•	our ability to retain existing customers and our ability to attract new customers and grow of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to our operations;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond our control;
•	our risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which we are a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the U.S Tax Act of 2017, and changes in the enforcement of laws;
•	our ability to attract and retain key executives and other personnel;
•

our ability to successfully pursue our development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	our ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;

•	the risks associated with the portion of our total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of our goodwill or other assets;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the price of our common stock and the risk of litigation following a decline in the price of our common stock;
•	failure of our operating equipment or information technology infrastructure;
•	our ability to implement and maintain our Enterprise Resource Planning (ERP) system;
•	our access to capital, credit ratings, indebtedness, and our ability to raise additional capital and operate under the terms of our debt obligations;
•	the risks associated with our debt;
•	the risks associated with our exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with our being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with our exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition, the Stromag Acquisition, and the pending Fortive Transaction;
•

our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives;

•	the risk associated with the UK’s vote to leave the European Union;
•	other factors, risks, and uncertainties referenced in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” set forth in this document.

YOU SHOULD NOT RELY UPON FORWARD-LOOKING STATEMENTS AS PREDICTIONS OF FUTURE EVENTS. ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017,  FILED WITH THE SEC ON FEBRUARY 23, 2018; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion and analysis of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

General

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components, gear motors, and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf & garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

Business Segments

The Company currently operates through three business segments that are aligned with key product types and end markets served:

•	Couplings, Clutches & Brakes.

Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Clutches in this segment are devices that use mechanical, hydraulic, pneumatic, or friction type connections to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery.  Products in this segment are generally used in heavy industrial applications and energy markets.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters and year to date periods ended June 30, 2018, and 2017:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Couplings, Clutches & Brakes	52%	50%	51%	50%
Electromagnetic Clutches & Brakes	27%	29%	28%	29%
Gearing	21%	21%	21%	21%

	Operating Income
	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Couplings, Clutches & Brakes	56%	45%	53%	45%
Electromagnetic Clutches & Brakes	24%	31%	27%	31%
Gearing	20%	24%	20%	24%

Our website is www.altramotion.com. By following the link “Investor Relations” and then “SEC Filings” on our website, you can access our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we make available free of charge, as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Quarterly Report on Form 10-Q.

Business Outlook

Business Update – June 30, 2018

During the quarter ended June 30, 2018, we saw continued momentum as we capitalized on the ongoing strength in the industrial economy, robust demand across most of our end markets, and execution of our growth strategy.  We continued to make progress in leveraging our margin improvement initiatives into enhanced profitability as a result of process enhancements driven by the Altra business system, improving market conditions, pricing actions and supply chain management improvements.  Finally, we also continue to focus on developmental activities that we expect to contribute to our organic growth going forward.

Fortive Transaction

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

Prior to the Distribution and the Merger, Fortive will (1) consummate the Separation, which will consist of Fortive conveying to Newco or one or more subsidiaries of Fortive certain assets and liabilities constituting a portion of the A&S Business, and will cause any applicable subsidiary of Fortive to convey to Fortive or its designated subsidiary (other than Newco or any of Newco’s subsidiaries) certain excluded assets and excluded liabilities in order to separate and consolidate a portion of the A&S Business and (2) Fortive will contribute all the equity interests in each such subsidiary of Fortive holding assets and liabilities constituting a portion of the A&S Business to Newco in exchange for (i) shares of Newco Common Stock, (ii) the Newco Securities and (iii) the Cash Dividend. In total, Newco will make distributions to Fortive of cash and debt instruments of Newco with an aggregate value of $400 million, of which $150 million (subject to adjustment as provided in the Separation Agreement) is expected to be the Cash Dividend, and $250 million (subject to adjustment as provided in the Separation Agreement) is expected to be issued as Newco Securities. In addition, pursuant to the Merger Agreement, Fortive will consummate the Direct Sales, which will consist of Fortive’s transfer of certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business directly to the Company or one or more subsidiaries of the Company and the Company subsidiaries will assume substantially all of the liabilities associated with the transferred assets and pay Fortive $1,000,000,000. Fortive will transfer the Newco Securities to certain parties (the “Debt Exchange Parties”) in exchange (the “Debt Exchange”) for certain outstanding debt obligations of Fortive held by the Debt Exchange Parties. Following the Debt Exchange, the Debt Exchange Parties are expected to sell the Newco Securities to third-party investors.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2018.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$237,323	$223,357	$477,708	$438,792
Cost of sales	159,068	151,231	325,227	300,499
Gross profit	78,255	72,126	152,481	138,293
Gross profit percentage	33.0%	32.3%	31.9%	31.5%
Selling, general and administrative expenses	43,382	41,619	90,512	82,003
Research and development expenses	6,258	6,160	12,731	12,383
Restructuring and consolidation costs	566	1,198	1,509	3,096
Income from operations	28,049	23,149	47,729	40,811
Loss on settlement of pension plan	—	—	5,086	—
Interest expense, net	2,065	2,031	3,899	3,736
Other non-operating income (loss), net	(282)	(136)	(428)	(666)
Loss on extinguishment of debt	—	—	—	1,797
Income before income taxes	26,266	21,254	39,172	35,944
Provision for income taxes	7,259	5,870	11,164	10,234
Net income	$19,007	$15,384	$28,008	$25,710

Quarter Ended June 30, 2018 compared with Quarter Ended June 30, 2017

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Net sales	$237,323	$223,357	$13,966	6.3%

The increase in sales during the quarter ended June 30, 2018 was partially due to the favorable effect of changes in foreign exchange rates of $7.5 million and price increases of approximately $2.2 million. The remainder of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes and Gearing business segments.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Gross profit	$78,255	$72,126	$6,129	8.5%
Gross profit as a percent of sales	33.0%	32.3%

Gross profit as a percentage of sales improved during the quarter ended June 30, 2018.  The increase was partially due to improvements realized from price increases and improving end markets, partially offset by commodity cost and freight cost increases.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Selling, general and administrative expense (“SG&A”)	$43,382	$41,619	$1,763	4.2%
SG&A as a percent of sales	18.3%	18.6%

The increase in SG&A is primarily due to an increase in acquisition related expenses of $1.8 million as well as an increase in foreign exchange rates partially offset by Svendborg bad debt in the prior year same quarter. The Company expects to incur between $30-$50 million in acquisition related expense in conjunction with the Fortive transaction.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Research and development expenses (“R&D”)	$6,258	$6,160	$98	1.6%

The increase in R&D is primarily due to the impact of changes in foreign exchange rates for the quarter ended June 30, 2018.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Restructuring costs	$566	$1,198	$(632)	(52.8)%

During 2015 the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. The Company does not expect to incur any additional material costs as a result of the 2015 Plan.  The restructuring actions under the 2015 Plan realized approximate savings of $1.5 million for the quarter ended June 30, 2017.  The cost savings for the quarter ended June 30, 2017 were recognized as improvements in Cost of Sale of approximately $1.1 million and $0.4 million of SG&A.  The total 2015 Plan savings were in line with the Company’s expectations.

During the quarter ended September 30, 2017, the Company commenced the 2017 Altra Plan as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  Approximately $0.5 million of the expense in the current quarter is related to activity in the Couplings, Clutches and Brakes segment under the 2017 Altra Plan. The company expects to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Interest expense, net	$2,065	$2,031	$34	1.7%

Interest expense increased slightly due to the higher interest rate of the Company’s variable rate borrowing under the 2015 Revolving Credit Facility.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Other non-operating income, net	$(282)	$(136)	$(146)	(107.4)%

Other non-operating income in each period in the chart above primarily relates to changes in foreign currency in the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	June 30, 2018	June 30, 2017	Change	%
Provision for income taxes	$7,259	$5,870	$1,389	23.7%
Provision for income taxes as a percent of income before income taxes	27.7%	27.6%

The provision for income tax, as a percentage of income before income taxes, was unchanged for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. The 2018 rate increased as the result of the U.S. tax on non-deductible acquisition expenses related to the Fortive Transaction, the increase is offset by the benefit of the lower U.S. tax rate as part of the 2017 Tax Act.

Year to Date Ended June 30, 2018 compared with Year to Date Ended June 30, 2017

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Net sales	477,708	438,792	$38,916	8.9%

The increase in sales during the year to date period ended June 30, 2018 was primarily due to the favorable effect of changes in foreign exchange rates of $20.8 million as well price increases which contributed $3.9 million to the increase. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Gross profit	$152,481	138,293	$14,188	10.3%
Gross profit as a percent of sales	31.9%	31.5%

Gross profit as a percentage of sales increased slightly during the year to date period ended June 30, 2018 primarily as a result of our plant consolidations, price increases, and improving end markets.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Selling, general and administrative expense (“SG&A”)	$90,512	$82,003	$8,509	10.4%
SG&A as a percent of sales	18.95%	18.69%

The increase in SG&A is primarly due to an increase in acquisition related expense of $7.2 million, during the year to date period ended June 30, 2018.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Research and development expenses (“R&D”)	$12,731	$12,383	$348	2.8%

The increase in R&D is due to the impact of changes in foreign exchange rates for the year to date period ended June 30, 2018.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Restructuring costs	$1,509	$3,096	$(1,587)	(51.3)%

During 2015 the Company adopted the 2015 Altra Plan in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. The Company does not expect to incur any additional material costs as a result of the 2015 Plan.  The Company took restructuring actions under the 2015 Altra Plan that realized approximate annual savings of $3.0 million and $3.7 million in 2017 and 2016, respectively.  The Company estimates future annual savings for the remainder of 2018 and 2019, to be approximately $0.7 million.  The cost savings through 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $2.0 million and $5.4 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.2 million and $0.5 million, respectively.  The total 2015 Plan savings are in line with the Company’s expectations.

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  The company expects to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.  The Company has achieved annual savings of $1.1 million year to date in 2018 under the 2017 Altra Plan and estimates additional future savings through 2019 to be approximately $2.3 million.  The cost savings through 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $0.4 million and $0.7 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.6 million and $1.7 million, respectively.  The total 2017 Altra Plan savings are in line with the Company’s expectations.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Interest expense, net	$3,899	$3,736	$163	4.4%

Interest expense increased slightly due to the higher interest rate of the Company’s variable rate borrowing under the 2015 Revolving Credit Facility.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Other non-operating income, net	$(428)	$(666)	$238	35.7%

Other non-operating income in each period in the chart above primarily relates to changes in foreign currency exchange rates with respect to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	June 30, 2018	June 30, 2017	Change	%
Provision for income taxes	$11,164	$10,234	$930	9.1%
Provision for income taxes as a percent of income before income taxes	28.5%	28.5%

The provision for income taxes, as a percentage of income before taxes, for the year to date period ended June 30, 2018 compared to the year to date period ended June 30, 2017 is unchanged. The benefit of the reduced U.S. tax rate as part of the 2017 U.S. Tax Act was offset by increased income tax as a result of non-deductible acquisition expenses related to the Fortive Transaction.

Segment Performance.

(Amounts in thousands unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Sales:
Couplings, Clutches & Brakes	$122,734	$110,969	$242,907	$217,201
Electromagnetic Clutches & Brakes	65,136	65,281	134,243	129,159
Gearing	51,567	49,149	105,452	96,177
Inter-segment eliminations	(2,114)	(2,042)	(4,894)	(3,745)
Net sales	$237,323	$223,357	$477,708	$438,792
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$18,740	$12,007	$32,160	$20,352
Electromagnetic Clutches & Brakes	8,076	8,163	16,744	15,756
Gearing	6,399	6,590	12,515	12,115
Corporate expenses (1)	(4,600)	(1,198)	(12,181)	(3,096)
Restructuring and consolidation costs	(566)	(2,413)	(1,509)	(4,316)
Income from operations	$28,049	$23,149	$47,729	$40,811

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $122.7 million in the quarter ended June 30, 2018, an increase of approximately $11.8 million or 10.6%, from the quarter ended June 30, 2017.  The increase is due to the positive impact of foreign exchange rates and continued recovery in certain of our more profitable end markets.  Segment operating income increased approximately $6.7 million compared to the prior year quarter, primarily as a result of the increased sales and plant consolidations.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $65.1 million in the quarter ended June 30, 2018, a decrease of approximately $0.1 million, or 0.2%, from the quarter ended June 30, 2017. The decrease is due to the decrease in sales related to the agriculture end market. Segment operating income decrease $0.1 million compared to the prior year quarter, primarily as a result of the agriculture end market.

Gearing

Net sales in the Gearing segment were $51.6 million in the quarter ended June 30, 2018, an increase of $2.4 million or 4.9% from the quarter ended June 30, 2017.  The increase is due to the positive impact of changes in foreign exchange rates and the improvement of the North American distribution market.   Segment operating income decreased $0.2 million compared to the prior year quarter.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the 2015 Revolving Credit Facility (defined below). We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases. In the event additional funds are needed for operations, we could borrow additional funds available under the 2015 Revolving Credit Facility, request an expansion by up to $150 million of the amount available to be borrowed under the 2015 Credit Agreement, attempt to secure new debt, attempt to refinance our loans under the 2015 Credit Agreement, or attempt to raise capital in the equity markets. At June 30, 2018, we have the ability under the 2015 Revolving Credit Facility to borrow an additional $171.5 million based on current availability calculations. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.  We announced the Fortive Transaction on March 7, 2018 and expect to raise approximately $1,740 million in secured and unsecured debt to pay a portion of the purchase price and refinance the 2015 Revolving Credit Facility.

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

The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% and 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt if and then to the extent as provided in the 2015 Credit Agreement. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The 2015 Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the December 30, 2016 closing of Altra’s purchase of Stromag (the “Stromag Acquisition”), increased the 2015 Revolving Credit Facility by $75 million to $425 million.  The Company borrowed additional funds under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition.  The October 2016 Amendment also reset the possible expansion of up to $150 million of additional future loan commitments.  In addition, the October 2016 Amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants

As of June 30, 2018 and December 31, 2017, we had $249.2 million and $262.9 million outstanding under the 2015 Revolving Credit Facility, respectively.  As of June 30, 2018 and December 31, 2017, we had $4.3 million and $3.5 million in letters of credit outstanding, respectively. We were in compliance in all material respects with all covenants of the indenture governing the 2015 Credit Agreement at June 30, 2018.

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

Pursuant to the Ratification Agreement, the Loan Parties (other than the foregoing subsidiary Borrower) have also reaffirmed their obligations under each of the Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent dated November 20, 2012 (the “2012 Security Agreements”) pursuant to which each of the Loan Parties that is a signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

Additional Trademark Security Agreement and Patent Security Agreement

In connection with the reaffirmation of the Pledge and Security Agreement, certain of the Loan Parties delivered a new Patent Security Agreement and a new Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties that is a signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties and not covered by the 2012 Security Agreements.

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

Convertible Senior Notes

In March 2011, the Company issued convertible senior notes (the “Convertible Notes”) due March 1, 2031. The Convertible Notes were guaranteed by the Company’s U.S. domestic subsidiaries. Interest on the Convertible Notes was payable semi-annually in arrears, on March 1 and September 1 of each year, commencing on September 1, 2011 at an annual rate of 2.75%. Proceeds from the Convertible Notes offering were $81.3 million, net of fees and expenses that were capitalized.

On December 12, 2016, the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee under the Indenture governing the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal amount of approximately $39.3 million were surrendered for conversion resulting in the issuance of approximately 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the remaining Convertible Notes was $42.9 million net of unamortized discount as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal amount of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash.  All Convertible Notes were converted or redeemed as of January 12, 2017.

Borrowings

The following is a summary of our borrowings as of June 30, 2018 and December 31, 2017, respectively:

	Amounts in millions
	June 30, 2018	December 31, 2017
Debt:
Revolving Credit Facility	$249.2	$262.9
Mortgages	12.0	12.8
Capital leases	0.2	0.2
Total debt	$261.4	$275.9

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended June 30, 2018 and June 30, 2017, respectively:

	June 30, 2018	June 30, 2017	Change
Cash and cash equivalents at the beginning of the year	$51,994	$69,118	$(17,124)
Cash flows used in operating activities	29,109	25,956	3,153
Cash flows used in investing activities	(17,599)	(11,533)	(6,066)
Cash flows used in financing activities	(25,479)	(29,199)	3,720
Effect of exchange rate changes on cash and cash Equivalents	89	4,639	(4,550)
Cash and cash equivalents at the end of the period	$38,114	$58,981	$(20,867)

Cash Flows for 2018

Net cash provided from operating activities was approximately $29.1 million for the year to date period ended June 30, 2018. This was generated by net income of $28.0 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, loss on settlement of pension plan, loss on disposal of fixed assets, and non-cash loss on foreign currency which totaled approximately $27.0 million. This was mostly offset by a net increase in assets and liabilities of approximately $25.9 million.

Net cash used in investing activities for the year to date period ended June 30, 2018 increased approximately $6.1 million compared to the year to date period ended June 30, 2017.  The decrease is attributable to the purchase of Aluminum Die Casting S.r.L. and the working capital settlement received under the Stromag Sale and Purchase Agreement in the year to date period ended June 30, 2017.

Net cash used in financing activities in the year to date period ended June 30, 2018 as compared to the year to date period ended June 30, 2017 decreased by $3.7 million. This decrease relates primarily to lower net debt payments on the Revolving Credit Facility in the year to date period ended June 30, 2018, offset by an increase in dividend payments of $1.7 million and higher impact of shares surrendered.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases, and to pay dividends to our stockholders. As of June 30, 2018 we have approximately $34.4 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, our existing cash balances and the availability of additional borrowings under the 2015 Revolving Credit Facility provide additional potential sources of liquidity should they be required.

Contractual Obligations

There were no material changes in our contractual obligations during the year to date period ended June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2018.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10‑Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2017 are incorporated herein by reference.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below:

Changes to U.S. trade policy, tariff and import/export regulations could adversely affect our business, operating results and financial condition.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. These measures could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. [It may be time consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. For example, any resulting increase to the costs of goods imported to the United States could require us to increase our prices to customers, which may reduce demand, or, if we are unable to increase prices, could result in lower margin on our products sold.] The new tariffs and other changes in U.S. trade policy have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition.

On March 7, 2018, the Company and Fortive agreed to enter into the Fortive Transaction to effect the transfer of the A&S Business to the Company. See Part 1, Item 2 of this report. For additional information regarding the Fortive Transaction, please see our Current Report on Form 8-K filed on March 9, 2018 and our Registration Statement on Form S-4 filed on July 20, 2018 (the “Registration Statement”). For information concerning risks related to the Fortive Transaction, please see the section of the Registration Statement entitled “Risk Factors.” In addition to the risks we described in our Annual Report on Form 10-K for the year ended December 31, 2017, we have identified the following risks related to the Fortive Transaction:

Altra and Fortive may be unable to satisfy the conditions or obtain the approvals required to complete the Fortive Transaction.

The consummation of the Fortive Transaction is subject to numerous conditions, including consummation of certain transactions contemplated by the Merger Agreement and the Separation Agreement (such as the Separation and the receipt of Altra stockholder approval for the issuance of 35 million shares of Altra common stock in connection with the Merger). Neither Fortive nor Altra can make any assurances that the Fortive Transaction will be consummated on the terms or timeline currently contemplated, or at all. Each of Fortive and Altra has and will continue to expend time and resources and incur expenses related to the proposed Fortive Transaction.

Governmental agencies may not approve the Fortive Transaction or may impose conditions to the approval of the Fortive Transaction or require changes to the terms of the Fortive Transaction. Any such conditions or changes could have the effect of delaying completion of the Merger, imposing costs on or limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger. Any condition or change which results in a “Burdensome Condition,” as such term is described in the section of the Registration Statement entitled “The Merger Agreement—Regulatory Matters,” on the

A&S Business and/or Altra under the Merger Agreement might cause Fortive and/or Altra to restructure or terminate the Fortive Transaction.

Altra and Newco will need to obtain debt financing to complete the Fortive Transaction. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any material adverse effect. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If Altra is not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Fortive Transaction or materially and adversely affect Altra’s business, liquidity, financial condition and results of operations if the Fortive Transaction is ultimately consummated.

If completed, the Fortive Transaction may not be successful or achieve its anticipated benefits.

If the Fortive Transaction is completed Altra may not be able to successfully realize anticipated growth opportunities or integrate Altra’s business and operations with the A&S Business’s business and operations.

After the Fortive Transaction, Altra will have significantly more revenue, expenses, assets and employees than Altra did prior to the Fortive Transaction. In the Fortive Transaction, Altra will also be assuming certain liabilities of the A&S Business and taking on other obligations (including collective bargaining agreements and certain non-U.S. pension obligations with respect to transferred employees). Altra may not successfully or cost-effectively integrate the A&S Business’s business and operations into Altra’s existing business and operations. Even if the combined company is able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that Altra currently expects from the Fortive Transaction within the anticipated time frame, or at all.

Altra’s failure to successfully integrate the A&S Business and any future acquisitions into its business within its expected timetable could adversely affect the combined company’s future results and the market price of Altra’s common stock following the completion of the Fortive Transaction.

The success of the Fortive Transaction will depend, in large part, on Altra’s ability, as a combined company following the completion of the Fortive Transaction, to realize the anticipated benefits of the Fortive Transaction and on the sales and profitability of the combined company. To realize these anticipated benefits, the combined company must successfully integrate its businesses. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in Altra’s failure to achieve some or all of the anticipated benefits of the Fortive Transaction.

Potential difficulties that may be encountered in the integration process include, among others:

•	the failure to implement Altra’s business plan for the combined company;

•	lost sales and customers as a result of customers of Altra or the A&S Business deciding not to do business with the combined company;

•	risks associated with managing the larger and more complex combined company;

•	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;

•	the loss of key employees;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures, policies and compensation structures;

•	the impact on Altra’s internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Fortive Transaction.

If any of these events were to occur, Altra’s ability to maintain relationships with customers, suppliers and employees or Altra’s ability to achieve the anticipated benefits of the Fortive Transaction could be adversely affected, or could reduce Altra’s sales or earnings or otherwise adversely affect Altra’s business and financial results after the Fortive Transaction and, as a result, adversely affect the market price of Altra’s common stock.

Apart from the Fortive Transaction, as part of Altra’s growth strategy, it has made and expects to continue to make, acquisitions. The combined company’s continued growth may depend on Altra’s ability to identify and acquire companies that complement or enhance the combined company’s business on acceptable terms. Altra may not be able to identify or complete future acquisitions. The combined company may not be able to integrate successfully its recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.

Altra will incur significant costs related to the Fortive Transaction that could have a material adverse effect on its liquidity, cash flows and operating results.

Altra expects to incur significant one-time costs in connection with the Fortive Transaction, including approximately $85 to $95 million in transaction-related costs (of which $45 to $50 million will be capitalized) and approximately $24 million in non-recurring implementation costs during the first four years following the consummation of the Fortive Transaction that Altra management believes are necessary to realize the anticipated synergies from the Fortive Transaction. The incurrence of these costs may have a material adverse effect on Altra’s liquidity, cash flows and operating results in the periods in which they are incurred.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below:

Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

Our businesses are subject to risks generally associated with doing business abroad, including foreign governmental regulation in the countries in which several of our manufacturing sources and facilities are located, such as Brazil, Canada, China, Denmark, France, Germany, India, Mexico, Slovakia and the UK. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulations were to render the conduct of business in a particular country undesirable or impracticable, if our current foreign manufacturing sources were for any other reason to cease doing business with us, or if we were in a position where we needed to relocate our manufacturing facilities due to regulations or other similar circumstances, such a development could have a material adverse effect on our product sales and on our supply, manufacturing, and distribution channels.

Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products that are imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country, and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, and results of operations. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	$30,000,000
May 1, 2018 to May 31, 2018	—	$—	—	$—
June 1, 2018 to June 30, 2018	—	$—	—	$—

(1)

On October 19, 2016, our Board of Directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019 (the “2016 Repurchase Program”). The 2016 Repurchase Program was announced on October 21, 2016, replaces the previous share repurchase program which was terminated. The Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the 2016 Repurchase Program will be retired. The Company retains the right to limit, terminate, or extend the 2016 Repurchase Program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a customer in the United Kingdom, for ultimate re-sale to an Iranian end user for use in a gas treating plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 71.4 thousand and net profits were approximately GBP 6.8 thousand.  Bibby intends to continue pursuing opportunities with this direct customer and end user, to the extent compliant with applicable law.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act..

(1)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on March 9, 2018.
(2)	Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Amendment No. 4 to Registration Statement on Form S-1/A filed with the SEC on December 4, 2006.
(3)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

August 7, 2018	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
August 7, 2018	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
August 7, 2018	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)