Form 10-Q
period 2018-09-30
Altra Industrial Motion Corp.
filed 2018-11-07
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018, there were 64,440,696 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,097	$51,994
Trade receivables, less allowance for doubtful accounts of $4,545 and $4,542 at September 30, 2018 and December 31, 2017, respectively	139,863	135,499
Inventories	157,049	145,611
Income tax receivable	1,548	6,634
Prepaid expenses and other current assets	21,215	17,344
Assets held for sale	696	1,081
Total current assets	370,468	358,163
Property, plant and equipment, net	187,800	191,918
Intangible assets, net	148,389	159,613
Goodwill	202,114	206,040
Deferred income taxes	1,542	2,608
Other non-current assets, net	2,256	2,315
Total assets	$912,569	$920,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,466	$68,014
Accrued payroll	31,139	32,091
Accruals and other current liabilities	53,169	32,921
Income tax payable	11,115	9,082
Current portion of long-term debt	1,306	384
Total current liabilities	158,195	142,492
Long-term debt - less current portion	255,161	275,587
Deferred income taxes	49,929	52,250
Pension liabilities	24,520	25,038
Long-term taxes payable	5,418	6,322
Other long-term liabilities	2,186	22,263
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock ($0.001 par value per share, 90,000,000 shares authorized, 29,167,951, and 29,058,117 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	29	29
Additional paid-in capital	224,316	223,336
Retained earnings	248,534	223,204
Accumulated other comprehensive loss	(55,719)	(49,864)
Total stockholders’ equity	417,160	396,705
Total liabilities, and stockholders’ equity	$912,569	$920,657

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in thousands, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$228,483	$214,623	$706,191	$653,415
Cost of sales	156,543	145,610	481,770	446,109
Gross profit	71,940	69,013	224,421	207,306
Operating expenses:
Selling, general and administrative expenses	44,860	41,009	135,372	123,012
Research and development expenses	5,733	6,051	18,464	18,434
Restructuring and consolidation costs	610	680	2,119	3,776
	51,203	47,740	155,955	145,222
Income from operations	20,737	21,273	68,466	62,084
Other non-operating income and expense:
Loss on settlement of pension plan	—	—	5,086	—
Interest expense, net	1,958	1,811	5,857	5,547
Other non-operating expense/(income), net	644	696	216	30
Loss on extinguishment of convertible debt	—	—	—	1,797
	2,602	2,507	11,159	7,374
Income before income taxes	18,135	18,766	57,307	54,710
Provision for income taxes	5,822	5,489	16,986	15,723
Net income	$12,313	$13,277	$40,321	$38,987
Weighted average shares, basic	29,010	29,008	29,101	28,912
Weighted average shares, diluted	29,049	29,074	29,178	29,001
Net income per share:
Basic net income	$0.42	$0.46	$1.39	$1.35
Diluted net income	$0.42	$0.46	$1.38	$1.34
Cash dividend declared	$0.17	$0.17	$0.51	$0.49

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$12,313	$13,277	$40,321	$38,987
Other Comprehensive income:
Foreign currency translation adjustment	(2,652)	6,673	(11,170)	21,157
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	—	3,815	—
Change in defined benefit pension plans, net of tax	—	65	577	(232)
Change in fair value of derivative financial instruments	(155)	(331)	923	326
Other comprehensive income:	(2,807)	6,407	(5,855)	21,251
Comprehensive income	$9,506	$19,684	$34,466	$60,238

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year to Date Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$40,321	$38,987
Adjustments to reconcile net income to net operating cash flows:
Depreciation	20,735	19,764
Amortization of intangible assets	7,296	7,139
Amortization of deferred financing costs	449	449
Loss on foreign currency, net	204	241
Loss on settlement of pension plan	5,086	—
(Gain)/Loss on disposal / impairment of fixed assets	293	(36)
Loss on extinguishment of debt	—	1,797
Stock based compensation	3,830	4,543
Amortization of inventory fair value adjustment	—	2,347
Changes in assets and liabilities:
Trade receivables	(7,550)	(9,701)
Inventories	(13,828)	(9,478)
Accounts payable and accrued liabilities	7,129	(8,799)
Other current assets and liabilities	(4,256)	(2,392)
Other operating assets and liabilities	(730)	(1,572)
Net cash provided by operating activities	58,979	43,289
Cash flows from investing activities
Purchase of property, plant and equipment	(21,129)	(23,261)
Working capital settlement from prior year acquisitions	—	2,883
Proceeds from sale of Altra Industrial Motion (Changzhou) Co. Ltd.	—	3,221
Acquisition of Aluminum Die Casting, S.r.L.	(2,663)	—
Net cash used in investing activities	(23,792)	(17,157)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	(36,673)	(39,036)
Dividend payments	(14,964)	(13,256)
Borrowing under 2015 Revolving Credit Facility	19,000	7,000
Payments of equipment, working capital notes, mortgages, and other debts	(1,132)	(913)
Cash paid to redeem Convertible Notes	—	(954)
Shares surrendered for tax withholding	(2,848)	(2,089)
Net cash used in financing activities	(36,617)	(49,248)
Effect of exchange rate changes on cash and cash equivalents	(467)	7,149
Net change in cash and cash equivalents	(1,897)	(15,967)
Cash and cash equivalents at beginning of year	51,994	69,118
Cash and cash equivalents at end of period	$50,097	$53,151
Cash paid during the period for:
Interest	$6,257	$5,413
Income taxes	11,388	18,505
Non-cash Financing and Investing
Conversion of Convertible Notes to common stock	-	51,851

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in thousands

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$29	29,058	$223,336	$223,204	$(49,864)	$396,705
Stock-based compensation and vesting of restricted stock	—	110	980	—	—	980
Net income	—	—	—	40,321	—	40,321
Dividends declared, $0.51 per share	—	—	—	(14,991)	—	(14,991)
Change in fair value of Derivative Financial Instruments, net of tax	—	—	—	—	923	923
Minimum Pension adjustment, net of tax	—	—	—	—	4,392	4,392
Cumulative foreign currency translation adjustment	—	—	—	—	(11,170)	(11,170)
Balance at September 30, 2018	$29	29,168	$224,316	$248,534	$(55,719)	$417,160

Balance at June 30, 2018	$29	29,108	$224,526	$241,249	$(52,912)	$412,892
Stock-based compensation and vesting of restricted stock	—	60	(210)	—	—	(210)
Net income	—	—	—	12,313	—	12,313
Dividends declared, $0.17 per share	—	—	—	(5,028)	—	(5,028)
Change in fair value of Derivative Financial Instruments, net of tax	—	—	—	—	(155)	(155)
Cumulative foreign currency translation adjustment	—	—	—	—	(2,652)	(2,652)
Balance at September 30, 2018	$29	29,168	$224,316	$248,534	$(55,719)	$417,160

Balance at January 1, 2017	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	100	2,457	—	—	2,457
Net income	—	—	—	38,987	—	38,987
Conversion of convertible debt	2	1,748	51,849	—	—	51,851
Dividends declared	—	—	—	(14,329)	—	(14,329)
Changes in Accumulated Other Comprehensive Income	—	—	—	—	21,251	21,251
Balance at September 30, 2017	$29	29,054	$222,605	$215,766	$(54,835)	$383,565

Balance at June 30, 2017	$29	28,996	$222,913	$207,439	$(61,602)	$368,779
Stock-based compensation and vesting of restricted stock	—	58	(308)	—	—	(308)
Net income	—	—	—	13,277	—	13,277
Dividends declared, $0.17 per share	—	—	—	(4,950)	—	(4,950)
Changes in Accumulated Other Comprehensive Income	—	—	—	—	6,767	6,767
Balance at September 30, 2017	$29	$29,054	$222,605	$215,766	$(54,835)	$383,565

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “Altra”, “we”, or “our”) is a premier industrial manufacturer of highly engineered power transmission, motion control and engine braking systems and components. Altra’s portfolio consists of 27 well-respected brands including Bauer Gear Motor, Boston Gear, Jacobs Vehicle Systems, Kollmorgen, Portescap, Stromag, Svendborg Brakes, TB Wood’s, Thomson, and Warner Electric. Altra has approximately 9,300 employees and over 50 production facilities in sixteen countries around the world.

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

As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the 2017 U.S. Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $7.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in assessment of hedge effectiveness will be recorded in other comprehensive income and amounts deferred in other comprehensive income will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance will be effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require, among other items, lessees to recognize a right-of-use asset and lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for periods beginning after January 1, 2019, (with early adoption permitted), and it also provides for certain practical expedients that we plan to elect. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company will adopt this standard as of January 1, 2019 utilizing the new transition

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

method.  We are in the process of assessing the impact of the standard and designing related internal control procedures. Based on our efforts to date, we expect to recognize a significant lease obligation upon adoption.

Recently Adopted Accounting Standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”) and all the related amendments using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, which has been discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The adoption of ASU 2014-09 was not material to the Company and, as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no impact disclosure presented as of and for the quarter ended September 30, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including but not limited to interest cost, amortization of prior service cost, curtailments and settlements, etc.). ASU 2017-07 became effective for interim and annual periods for the Company on January 1, 2018. The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The Company adopted ASU 2017-07 in the first quarter of 2018 using a retrospective transition method. The impact of the adoption was immaterial for the three and nine months ended September 30, 2017. The financial statements for the nine months ended September 30, 2018 include the impact of the adoption.

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

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Sales:
Couplings, Clutches & Brakes	$118,662	$110,109	$361,569	$327,310
Electromagnetic Clutches & Brakes	57,915	58,304	192,158	187,463
Gearing	54,198	48,368	159,650	144,545
Inter-segment eliminations	(2,292)	(2,158)	(7,186)	(5,903)
Net sales	$228,483	$214,623	$706,191	$653,415

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
North America (primarily U.S.)	$115,133	$101,569	$359,849	$331,945
Europe	90,015	87,866	274,805	256,142
Asia and other	23,335	25,188	71,537	65,328
Total	$228,483	$214,623	$706,191	$653,415

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

The Company generally provides an assurance warranty that its products will be free from defects in material and workmanship for twelve months from the date of shipment. The Company’s liability typically is limited to either the repair or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately offer extended warranty and service policies to its customers. These policies typically are for periods ranging from one to five years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies are not material to the unaudited condensed consolidated financial statements.

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

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2018	$2,189	$135,499
Closing - September 30, 2018	4,167	139,863
Increase/(Decrease)	$1,978	$4,364

The amount of revenue recognized in the year to date period ended September 30, 2018 that were included in deferred revenue was $4.2 million. This revenue consists primarily of revenue recognized for prepaid shipments of product.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities approximate fair value. Debt under the 2015 Credit Agreement (and defined below in Note 11 Debt) approximates the fair value due to the variable rate and the fact that (i) the 2015 Credit Agreement was renegotiated in December 2016 and (ii) there have been no significant changes in our credit rating.

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, that take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows, which are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including cross-currency swaps included in Note 15 Derivative Financial Instruments.

6. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2018	$(452)	$(3,678)	$(45,734)	$(49,864)
Net current-period Other Comprehensive Income Gain/(Loss)	923	577	(11,170)	(9,670)
Reclassification adjustment from loss on partial settlement of pension plan, net of tax		3,815		3,815
Accumulated Other Comprehensive Gain/(Loss) by Component, September 30, 2018	$471	$714	$(56,904)	$(55,719)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2017	$(646)	$(5,668)	$(69,772)	$(76,086)
Net current-period Other Comprehensive Income Gain/(Loss)	326	(232)	21,157	21,251
Accumulated Other Comprehensive Gain/(Loss) by Component, September 30, 2017	$(320)	$(5,900)	$(48,615)	$(54,835)

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$12,313	$13,277	$40,321	$38,987
Shares used in net income per common share - basic	29,010	29,008	29,101	28,912
Incremental shares of unvested restricted common stock	39	66	77	89
Shares used in net income per common share - diluted	29,049	29,074	29,178	29,001
Earnings per share:
Basic net income	$0.42	$0.46	$1.39	$1.35
Diluted net income	$0.42	$0.46	$1.38	$1.34

On October 1, 2018, upon consummation of the Fortive Transaction, the Company issued 35.0 million shares of Altra common stock pursuant to the Merger Agreement and the Distribution Agreement. As a result, the total amount of common stock issued and outstanding is approximately 64.4 million.

8. Inventories

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$55,317	$49,351
Work in process	20,310	22,914
Finished goods	81,422	73,346
	$157,049	$145,611

9. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2018 through September 30, 2018 were as follows:

	Couplings, Clutches & Brakes	Electromagnetic Clutches & Brakes	Gearing	Total
Net goodwill balance January 1, 2018	$119,963	$37,905	$48,172	$206,040
Acquisition of Aluminum Die Casting	766	-	-	766
Impact of changes in foreign currency	(4,240)	(157)	(295)	(4,692)
Net goodwill balance September 30, 2018	$116,489	$37,748	$47,877	$202,114

Other intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$53,620	$—	$53,620	$54,883	$—	$54,883
Intangible assets subject to amortization:
Customer relationships	172,966	78,880	94,086	177,207	72,970	104,237
Product technology and patents	6,039	5,356	683	5,853	5,360	493
Total intangible assets	$232,625	$84,236	$148,389	$237,943	$78,330	$159,613

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

The Company recorded $2.4 million and $2.4 million of amortization expense in the quarters ended September 30, 2018 and 2017, respectively, and recorded $7.3 million and $7.1 million of amortization expense in the year to date periods ended September 30, 2018 and 2017, respectively.

The estimated amortization expense for intangible assets is approximately $2.4 million for the remainder of 2018, $9.6 million in each of the next four years and then $54.0 million thereafter.

10. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheets. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Balance at beginning of period	$7,479	$9,158
Accrued current period warranty expense	99	511
Payments and adjustments	(2,049)	(2,047)
Balance at end of period	$5,529	$7,622

11. Debt

Outstanding debt obligations at September 30, 2018 and December 31, 2017 were as follows.

	September 30, 2018	December 31, 2017
Debt:
2015 Revolving Credit Facility	$244,941	$262,915
Mortgages	11,410	12,833
Capital leases	116	223
Total debt	256,467	275,971
Less current portion of long-term debt	(1,306)	(384)
Total long-term debt, net of unaccreted discount	$255,161	$275,587

2015 Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement (as amended, the “2015 Credit Agreement”). Under the 2015 Credit Agreement, the amount of the Company’s prior revolving credit facility was increased to $350 million (as amended, the “2015 Revolving Credit Facility”). The amounts available under the 2015 Revolving Credit Facility can be used for general corporate purposes, including acquisitions, and to repay existing indebtedness. The stated maturity of the 2015 Revolving Credit Facility is October 22, 2020.

The amounts available under the 2015 Revolving Credit Facility may be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility are due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility is calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. The applicable margins for Eurodollar Loans are between 1.25% to 2.00%, and for ABR Loans are between 0.25% and 1.00%. The amounts of the margins are calculated based on either a consolidated total net leverage ratio (as defined in the 2015 Credit Agreement), or the then applicable rating(s) of the Company’s debt and then to the extent as provided in the 2015 Credit Agreement. The rate at September 30, 2018 was 1.5%. A portion of the 2015 Revolving Credit Facility may also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The 2015

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, will require the Borrowers (as defined in the 2015 Credit Agreement) to provide certain financial reports to the Lenders (as defined in the 2015 Credit Agreement), require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limit maximum annual capital expenditures, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contains customary events of default.

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the closing of the Stromag Acquisition on December 30, 2016, increased the 2015 Revolving Credit Facility by $75 million to $425 million. The Company used additional borrowings under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition. In addition, the October 2016 Amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants. The pricing terms and maturity date under the 2015 Credit Agreement remained unchanged as a result of the October 2016 Amendment. The Company paid $0.6 million in fees in connection with the October 2016 Amendment, which is recorded in other non-current assets.

As of September 30, 2018, we had $244.9 million outstanding on our 2015 Revolving Credit Facility-at an interest rate of 3.58%. During the quarter, the Company paid down the remaining principal of €10.5 million, or $12.2 million outstanding on our Euro tranche. As of September 30, 2018, and December 31, 2017, we had $4.2 million and 3.5 million in letters of credit outstanding, respectively. We had $175.9 million available to borrow under the 2015 Revolving Credit Facility at September 30, 2018.

On October 1, 2018, The 2015 Credit Agreement, was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full, as discussed in Note 17, Subsequent Events.

2018 Credit Agreement and Newco Notes

On October 1, 2018, the Company and Fortive consummated the Fortive Transaction.  In connection with consummating the Fortive Transaction, the Company entered into a new credit facility and refinanced the amounts due under the 2015 Credit Agreement as contemplated by the Commitment Letter and guaranteed, on a senior unsecured basis, promissory notes issued by Newco, each as described in Note 17 Subsequent Events.

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

Mortgages

Heidelberg Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage. The mortgage has an interest rate of 1.79%, which is payable in monthly installments through August 2023.  The mortgage had a remaining principal balance of €0.9 million, or $1.0 million, at September 30, 2018.

Esslingen Germany

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €6.0 million, or $6.7 million, secured by its facility in Esslingen, Germany. The mortgage has an interest rate of 2.5% per year, which is payable in annual interest payments of €0.1 million, or $0.1 million, to be paid in monthly installments. The mortgage had a remaining principal balance of €6.0 million, or $7.0 million, at September 30, 2018. The principal portion of the mortgage will be due in a lump-sum payment in May 2019.

Zlate Moravce Slovakia

During the quarter ended March 31, 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of September 30, 2018, the total principal outstanding was €1.5 million, or $1.7 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments from 2016 through 2020, with an interest rate of 1.95%.

Angers France

During 2015, a foreign subsidiary of the Company entered into a mortgage with a bank for €2.1 million, or $2.3 million, secured by its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments until May 2025.  The mortgage had a balance of €1.5 million, or $1.7 million, at September 30, 2018.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.1 million at September 30, 2018 and approximately $0.2 million at December 31, 2017.  Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 30, 2018 or December 31, 2017 under any of the overdraft agreements.

12. Stockholders’ Equity

Stock-Based Compensation

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) permitted the grant of various forms of stock based compensation to our officers and senior level employees. The 2004 Plan expired in 2014 and, upon expiration, there were 750,576 shares subject to outstanding awards under the 2004 Plan. The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. At the Company’s 2017 Annual Meeting of Stockholders, its stockholders approved amendments to the 2014 Plan which, among other things, made an additional 750,000 shares of common stock available for delivery pursuant to the grant of Awards under the 2014 Plan. At the Company’s 2018 Special Meeting of Stockholders held on September 4, 2018, the Company’s stockholders approved amendments to the 2014 Plan, which, upon the closing of the Fortive Transaction (as defined in Note 17, Subsequent Events), increased the number of shares of common stock authorized for issuance under the 2014 Plan by 2,200,000 shares, for a total of 3,700,000 authorized shares of common stock.  Shares of our common stock subject to Awards previously granted under the 2004 Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan.

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

Stock-based compensation expense recorded during the quarters ended September 30, 2018 and 2017, was $3.8 million and $4.5 million, respectively.  The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the 2014 Plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following table sets forth the activity of the Company’s outstanding restricted stock grants, including shares of restricted stock awarded as a result of the achievement of performance objectives under outstanding performance shares awards, in the quarter ended September 30, 2018:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2018	221,313	$31.42
Shares granted	151,143	45.61
Shares for which restrictions lapsed	(177,526)	42.52
Shares unvested September 30, 2018	194,930	$41.30

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Total remaining unrecognized compensation cost was $6.0 million as of September 30, 2018, which will be recognized over a weighted average remaining period of 3 years. The fair market value of the restricted stock for which the restrictions have lapsed during the quarter ended September 30, 2018 was approximately $7.5 million. Awards of restricted stock are valued based on the fair market value of the Company’s common stock underlying the Awards on the date of grant.

2016 Share Repurchase Program

On October 19, 2016, our Board of Directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019 (the “2016 Repurchase Program”). The 2016 Repurchase Program replaced the previous share repurchase program, which was terminated. The Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of any shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the 2016 Repurchase Program will be retired. The Company retains the right to limit, terminate or extend the 2016 Repurchase Program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the quarter ended September 30, 2018, the Company did not repurchase any of its common stock under the 2016 Repurchase Program.

Dividends

The Company declared a dividend of $0.17 per share of common stock related to the quarter ended September 30, 2018 which was accrued in the balance sheet at September 30, 2018.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board of Director’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

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

The following table details restructuring charges incurred by segment for the periods presented under the 2015 Altra Plan.

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Couplings, Clutches & Brakes	$—	$—	$—	$1,849
Electromagnetic Clutches & Brakes	—	—	—	—
Gearing	—	25	—	809
Corporate	—	24	—	487
Total	$—	$49	$—	$3,145

There were no costs incurred under the 2015 Altra Plan for the quarter ended September 30, 2018.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Couplings, Clutches & Brakes	$609	$631	$2,030	$631
Electromagnetic Clutches & Brakes	—	—	—	—
Gearing	43	—	110	—
Corporate	(42)	—	(21)	—
Total	$610	$631	$2,119	$631

The amounts for the quarter ended September 30, 2018 were comprised primarily of severance costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2018 and September 30, 2018.

	2015 Altra Plan	2017 Altra Plan	Total All Plans
Balance at January 1, 2018	$800	$208	$1,008
Restructuring expense incurred	—	2,119	2,119
Cash payments	(532)	(1,971)	(2,503)
Balance at September 30, 2018	$268	$356	$624

The total accrued restructuring reserve as of September 30, 2018 relates to severance costs to be paid to former Company employees.  These severance costs are expected to be paid during 2018 and 2019 are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The Company expects to incur an additional amount of approximately $1.0 to $3.0 million in expense under the 2017 Altra Plan through 2019.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Quarters Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Sales:
Couplings, Clutches & Brakes	$118,662	$110,109	$361,569	$327,310
Electromagnetic Clutches & Brakes	57,915	58,304	192,158	187,463
Gearing	54,198	48,368	159,650	144,545
Inter-segment eliminations	(2,292)	(2,158)	(7,186)	(5,903)
Net sales	$228,483	$214,623	$706,191	$653,415
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$15,639	$12,679	$47,799	$33,031
Electromagnetic Clutches & Brakes	6,490	6,138	23,234	21,894
Gearing	5,881	5,689	18,396	17,804
Corporate expenses (1)	(6,663)	(680)	(18,844)	(3,776)
Restructuring & consolidation costs	(610)	(2,553)	(2,119)	(6,869)
Income from operations	$20,737	$21,273	$68,466	$62,084
Other non-operating (income) expense:
Loss on settlement of pension plan	$—	$—	$5,086	$—
Net interest expense	1,958	1,811	5,857	5,547
Other non-operating (income), net	644	696	216	30
Loss on extinguishment of convertible debt	—	—	—	1,797
	$2,602	$2,507	$11,159	$7,374
Income before income taxes	18,135	18,766	57,307	54,710
Provision for income taxes	5,822	5,489	16,986	15,723
Net income	$12,313	$13,277	$40,321	$38,987

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Depreciation and amortization:
Couplings, Clutches & Brakes	$5,492	$5,387	$16,722	$15,658
Electromagnetic Clutches & Brakes	1,024	1,274	2,960	3,690
Gearing	1,995	1,776	5,771	5,077
Corporate	841	851	2,578	2,478
Total depreciation and amortization	$9,352	$9,288	$28,031	$26,903

			September 30, 2018	September 30, 2017
Total assets:
Couplings, Clutches & Brakes			$565,736	$570,266
Electromagnetic Clutches & Brakes			156,802	181,766
Gearing			160,363	139,039
Corporate (2)			29,668	34,960
Total assets			$912,569	$926,031

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
North America (primarily U.S.)	$115,133	$101,569	$359,849	$331,945
Europe	90,015	87,866	274,805	256,142
Asia and other	23,335	25,188	71,537	65,328
Total	$228,483	$214,623	$706,191	$653,415

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.

Concentrations

Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. Although the Company did not have any customers that represented total sales greater than 10% in either of the quarters ended September 30, 2018 and 2017, the Gearing business had one customer that approximated 10% of total sales for that segment during the quarter ended September 30, 2018.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. As of September 30, 2018, and 2017, approximately $0.9 million and $0.3 million of net unrealized gains related to the cross-currency interest rate swaps were included in accumulated other comprehensive income (loss), respectively.

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

The following table summarizes outstanding swaps that the Company has recorded at September 30, 2018.

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

		September 30,	December, 31
	Balance Sheet Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Accruals and other liabilities	$11,458	$15,569
Interest rate swap agreement	Other long-term assets	(717)	(345)
Not designated as hedging instruments:
Cross currency swap agreements	Accruals and other liabilities	3,415	4,597
		$14,156	$19,821

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

		September 30,	December, 31
	Income Statement Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	$(2,969)	$13,242
Not designated as hedging instruments:
Cross currency swap agreements	Other non-operating (income) expense, net	(1,182)	3,708
		$(4,151)	$16,950

On October 1, 2018, the Company and Fortive consummated the Fortive Transaction.  In connection with consummating the Fortive Transaction, the Company entered into a new credit facility and refinanced the amounts due under the 2015 Credit Agreement as contemplated by the Commitment Letter.

On October 2, 2018, the Company terminated both the $100 million, and the $40 million cross-currency interest rate swap agreements. As a result, The Company reclassified the associated liabilities for each of the cross- currency swap agreements, totaling approximately $14.8 million, to short term on the balance sheet for the quarter ended September 30, 2018. In addition, The Company paid approximately $14.0 million in termination fees to the Counterparty on that date. Refer to Note 17, Subsequent Events for more information concerning the termination of these financial instruments.

16. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation claims. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheet for potential litigation as of September 30, 2018 or December 31, 2017. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements.

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

17. Subsequent Events

Dividend

On October 16, 2018, the Company declared a dividend of $0.17 per share for the quarter ended December 31, 2018, payable on January 3, 2019, to stockholders of record as of December 17, 2018.

Fortive Acquisition

          On October 1, 2018 (the “A&S Closing Date”), Altra and Fortive Corporation (“Fortive”) consummated the previously announced combination of Altra with four operating companies from Fortive’s Automation & Specialty platform excluding Fortive’s Hengstler and Dynapar businesses) (the “A&S Business”). In accordance with the terms and conditions of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 7, 2018, among Altra, Fortive, McHale Acquisition Corp. (“Merger Sub”) and Stevens Holding Company, Inc. (“Newco”), and a Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Newco (the “Distribution Agreement”), (1) Fortive transferred certain assets, liabilities and entities constituting a portion of the A&S Business to Newco, (2) Fortive distributed to its stockholders all of the issued and outstanding shares of Newco common stock held by Fortive by way of an exchange offer (the “Distribution”) and (3) Merger Sub merged with and into Newco and Newco became a wholly-owned subsidiary of Altra, and the issued and outstanding shares of Newco common stock converted into shares of Altra common stock (the “Merger”). In addition, pursuant to the Merger Agreement, prior to the effective time of the Merger, Fortive transferred certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries assumed substantially all of the liabilities associated with the transferred assets (the “Direct Sales”) (all of the foregoing, collectively, the “Fortive Transaction”).  Upon consummation of the Fortive Transaction, the shares of Newco common stock then outstanding were automatically converted into the right to receive 35.0 million shares of Altra common stock, which were issued by Altra on the Closing Date, and represented approximately 54% of the outstanding shares of Altra common stock, together with cash in lieu of fractional shares. Altra’s pre-Merger shareholders continued to hold the remaining approximately 46% of the outstanding shares of Altra common stock.

          The aggregate purchase price for the A&S Business of approximately $2,855.7 million, subject to certain post-closing adjustments, consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. The value of the common stock was based on the closing stock price on the last trade date prior to the A&S Closing Date of $41.59. The initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is not complete. The Fortive Transaction was consummated after September 30, 2018 and, accordingly, our operating results for the three and nine months ended September 30, 2018 and 2017 do not include the results of operations of the A&S Business.

          In connection with the Fortive Transaction, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, dated March 7, 2018, among Altra, Fortive and Newco (the “Employee Matters Agreement”), a Tax Matters Agreement (the “Tax Matters Agreement”), a Transition Services Agreement (the “Transition Services Agreement”), in each case, dated October 1, 2018, among Altra, Fortive, and Newco, and an Intellectual Property Cross-License Agreement, dated October 1, 2018, between Altra and Fortive.  In addition, effective October 1, 2018, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.

Financing Agreements

          On September 26, 2018, Newco announced the pricing of $400 million aggregate principal amount of Newco’s 6.125% senior notes due 2026 (the “Notes”) in a private debt offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Private Placement”). On October 1, 2018, the Private Placement closed, and Newco sold $150.0 million aggregate principal amount of the Notes (the “Primary Notes”) and an unaffiliated selling securityholder sold $250 million aggregate principal amount of the

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

Notes (the “Selling Securityholder Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be April 1, 2019. The Notes may be redeemed at the option of Newco on or after October 1, 2023, in the manner and at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the date of redemption. The Notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Newco and, in connection with consummation of the Fortive Transaction, by Altra and certain of its domestic subsidiaries.

          The unaffiliated selling securityholder received the Selling Securityholder Notes from Fortive prior to the closing of the Private Placement in exchange for certain outstanding Fortive debt held or acquired by the unaffiliated selling securityholder. Newco used the net proceeds of the Primary Notes to fund a dividend payment to Fortive prior to the consummation of the Merger, and Newco did not receive any proceeds from the sale of the Selling Securityholder Notes.

          On the A&S Closing Date, Altra entered into a new Credit Agreement (the “Altra Credit Agreement”) with certain subsidiaries of Altra, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and a syndicate of lenders. The Altra Credit Agreement provides for a seven-year senior secured term loan to Altra in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility provided to Altra and certain of its subsidiaries in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs and expenses in connection with the consummation of the Fortive Transaction. Any proceeds of the Altra Term Loan Facility not so used may be used for general corporate purposes. The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

          The Altra Credit Facilities are guaranteed on a senior secured basis by Altra and by each direct or indirect wholly owned domestic subsidiary of Altra, including, following the Merger, Newco and each of its direct or indirect wholly owned domestic subsidiaries, subject to certain customary exceptions.

          At Altra’s option, borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. At the applicable borrower’s option, borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio. In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio.

          Revolving borrowings and issuances of letters of credit under the Altra Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

          The Altra Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness and asset sales and mergers. In addition, the Altra Credit Agreement requires that Altra maintain a specified maximum senior secured leverage ratio and a specified minimum interest coverage ratio. The obligations of the borrowers of the Altra Credit Facilities under the Altra Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representations and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgments, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

          During 2018, we expect to incur one-time costs in connection with the Fortive Transaction, including approximately $85 to $95 million in transaction-related costs (of which $45 to $50 million will be capitalized) and approximately $24 million in non-recurring implementation costs during the first three years from the A&S Closing Date that Altra management believes are necessary to realize the anticipated synergies from the Fortive Transaction. For the three and nine months ended September 30, 2018, acquisition-related costs included $4.6 million and $11.8 million, respectively, associated with advisory, legal, accounting, integration and other professional fees.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in thousands, unless otherwise noted

          In connection with the Transactions and effective October 1, 2018, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.

Appointment of New Director

          With effect from the Closing Date, Altra elected one new member to the Board of Directors. Patrick K. Murphy was elected to the Board of Directors of Altra with effect from the Closing Date. Mr. Murphy currently serves as Fortive’s Senior Vice President. Mr. Murphy was selected by Fortive Corporation for election to the Board of Directors of Altra upon consummation of the Merger. Pursuant to the Merger Agreement, Altra also agreed, subject to the fiduciary duties of Altra’s Board of Directors, to include Mr. Murphy as a nominee for the Board of Director’s at Altra’s 2019 annual meeting of shareholders.

          Mr. Murphy will be compensated for board services in the same manner as other members of the Board of Directors of Altra as described in Altra’s annual proxy statement filed March 23, 2018.

Termination of Cross Currency Interest Rate Swaps

          On October 2, 2018, the Company terminated both the $100 million, and the $40 million cross-currency interest rate swap agreements. As a result, The Company reclassified the associated liabilities for each of the cross- currency swap agreements, totaling approximately $14.8 million, to short term on the balance sheet for the quarter ended September 30, 2018. In addition, The Company paid approximately $14.0 million in termination fees to the Counterparty on that date.

Replacement of Forfeited Fortive Equity Awards

          Under the Employee Matters Agreement, any Fortive stock options (“Fortive Options”) and Fortive restricted stock units (“Fortive RSUs”) that were held by an employee of the A&S Business who became an employee of Newco and were not vested immediately before the effective time of the Merger were generally cancelled by Fortive immediately before the effective time of the Merger and were subsequently replaced by Altra with grants of Altra’s restricted stock or restricted stock units, in each case, with comparable value and comparable remaining vesting schedules.

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

Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of our common stock;
•	our ability to achieve our business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislations, treaties, and tariffs both in and outside of the United States;
•	our ability to retain existing customers and our ability to attract new customers and grow of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to our operations;
•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond our control;
•	our risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which we are a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the 2017 U.S Tax Act, and changes in the enforcement of laws;
•	our ability to attract and retain key executives and other personnel;
•

our ability to successfully pursue our development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	our ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;

•	the risks associated with the portion of our total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of our goodwill or other assets;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the price of our common stock and the risk of litigation following a decline in the price of our common stock;
•	failure of our operating equipment or information technology infrastructure;
•	our ability to implement and maintain our Enterprise Resource Planning (ERP) system;
•	our access to capital, credit ratings, indebtedness, and our ability to raise additional capital and operate under the terms of our debt obligations;
•	the risks associated with our debt;
•	the risks associated with our exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with our being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with our exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including the Svendborg Acquisition, and the Stromag Acquisition, and the Fortive Transaction;
•	other risks associated with the Fortive Transaction, including:
o	lost sales and customers as a result of customers of Altra or the A&S Business deciding not do so business with us;
o	risks associated with managing a larger and more complex business;
o	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;
o	the loss of key employees;
o	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
o	possible inconsistencies in standards, controls, procedures, policies and compensation structures;
o	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
o	potential unknown liabilities and unforeseen expenses associated with the Fortive Transaction;
•

our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives;

•	the risk associated with the UK’s vote to leave the European Union; and
•	other factors, risks, and uncertainties referenced in our filings with the SEC, including the “Risk Factors” set forth in this document.

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

The following discussion and analysis of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

The following tables show the percentage of net sales and operating income generated by each of our three segments for the quarters and year to date periods ended September 30, 2018 and 2017:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Couplings, Clutches & Brakes	52%	52%	51%	51%
Electromagnetic Clutches & Brakes	25%	27%	27%	29%
Gearing	23%	21%	22%	20%

	Operating Income
	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Couplings, Clutches & Brakes	56%	52%	53%	45%
Electromagnetic Clutches & Brakes	23%	25%	26%	30%
Gearing	21%	23%	21%	25%

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

Business Outlook

Business Update – September 30, 2018

During the quarter ended September 30, 2018, we saw robust demand across most of our end markets. In addition, our bottom-line performance demonstrates our ability to execute against the Altra Business System to drive growth and leverage operational improvements.

At the beginning of Q4 we completed the transformative combination with the A&S Businesses and have positioned Altra to be a premier global industrial company with an expanded portfolio of technologies and increased exposure to end markets with attractive secular trends including medical, factory automation and robotics. We believe that our significantly expanded position across the technology continuum uniquely positions the Company to drive innovation, better serve our customers across all markets and deliver long-term value for our shareholders.

Fortive Transaction

          On October 1, 2018, we consummated the Fortive Transaction. The aggregate purchase price for the A&S Business was approximately $2,855.7 million, subject to certain post-closing adjustments, and consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. The value of the common stock was based of the closing stock price on the last trade date prior to the A&S Closing Date of $41.59. The initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is not complete. The Fortive Transaction was consummated after September 30, 2018 and, accordingly, our operating results for the three and nine months ended September 30, 2018 and 2017 do not include the results of operations of the A&S Business.  We financed the cash and debt instruments portion of the Fortive Transaction with the Notes and the Altra Credit Facilities.

          During 2018, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $85 to $95 million in transaction-related costs (of which $45 to $50 million will be capitalized) and approximately $24 million in non-recurring implementation costs during the first three years from the A&S Closing Date that Altra management believes are necessary to realize the anticipated synergies form the Fortive Transaction. For the three and nine months ended September 30, 2018, acquisition-related costs included $4.6 million and $11.8 million, respectfully, associated with advisory, legal, accounting, integration and other professional fees.

In connection with the Fortive Transaction and effective October 1, 2018, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended September 30, 2018.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in thousands, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$228,483	$214,623	$706,191	$653,415
Cost of sales	156,543	145,610	481,770	446,109
Gross profit	71,940	69,013	224,421	207,306
Gross profit percentage	31.5%	32.2%	31.8%	31.7%
Selling, general and administrative expenses	44,860	41,009	135,372	123,012
Research and development expenses	5,733	6,051	18,464	18,434
Restructuring and consolidation costs	610	680	2,119	3,776
Income from operations	20,737	21,273	68,466	62,084
Loss on settlement of pension plan	—	—	5,086	—
Interest expense, net	1,958	1,811	5,857	5,547
Other non-operating income (loss), net	644	696	216	30
Loss on extinguishment of debt	—	—	—	1,797
Income before income taxes	18,135	18,766	57,307	54,710
Provision for income taxes	5,822	5,489	16,986	15,723
Net income	$12,313	$13,277	$40,321	$38,987

Quarter Ended September 30, 2018 compared with Quarter Ended September 30, 2017

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Net sales	$228,483	$214,623	$13,860	6.5%

The increase in sales during the quarter ended September 30, 2018 was partially due to price increases of approximately $3.6 million. The remainder of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes and Gearing business segments partially offset by the unfavorable effect of changes in foreign exchange rates of $2.1 million.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Gross profit	$71,940	$69,013	$2,927	4.2%
Gross profit as a percent of sales	31.5%	32.2%

Gross profit as a percentage of sales declined during the quarter ended September 30, 2018.  The decline was partially due to commodity cost and freight cost increases, partially offset by improvements realized from price increases and improving end markets.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Selling, general and administrative expense (“SG&A”)	$44,860	$41,009	$3,851	9.4%
SG&A as a percent of sales	19.6%	19.1%

The increase in SG&A is primarily due to an increase in acquisition related expenses of $4.6 million partially offset by the impact of price increases and improving end markets. During 2018, we expect to incur one-time costs in connection with the Fortive Transaction, including approximately $85 to $95 million in transaction-related costs (of which $45 to $50 million will be capitalized).

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Research and development expenses (“R&D”)	$5,733	$6,051	$(318)	(5.3)%

The decrease in R&D is primarily due to the impact of changes in foreign exchange rates for the quarter ended September 30, 2018.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Restructuring costs	$610	$680	$(70)	(10.3)%

During 2015 the Company adopted a restructuring plan (“2015 Altra Plan”) in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. The Company does not expect to incur any additional material costs as a result of the 2015 Altra Plan.  The restructuring actions under the 2015 Altra Plan realized approximate savings of $0.8 million for the quarter ended September 30, 2017.  The cost savings for the quarter ended September 30, 2017 were recognized as improvements in Cost of Sale of approximately $0.3 million and $0.5 million of SG&A.  The total 2015 Altra Plan savings were in line with the Company’s expectations.

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

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Interest expense, net	$1,958	$1,811	$147	8.1%

Interest expense increased slightly due to the higher interest rate of the Company’s variable rate borrowing under the 2015 Revolving Credit Facility.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Other non-operating income, net	$644	$696	$(52)	7.5%

Other non-operating income in each period in the chart above primarily relates to transaction gains and losses arising from the changes in foreign currency exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Quarter Ended
	September 30, 2018	September 30, 2017	Change	%
Provision for income taxes	$5,822	$5,489	$333	6.1%
Provision for income taxes as a percent of income before income taxes	32.1%	29.2%

The provision for income tax, as a percentage of income before income taxes, was unchanged for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. The 2018 rate increased as the result of the U.S. tax on non-deductible acquisition expenses related to the Fortive Transaction. The increase is offset by the benefit of the lower U.S. tax rate as part of the 2017 Tax Act.

Year to Date Ended September 30, 2018 compared with Year to Date Ended September 30, 2017

(Amounts in thousands, unless otherwise noted)

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Net sales	706,191	653,415	$52,776	8.1%

The increase in sales during the year to date period ended September 30, 2018 was primarily due to the favorable effect of changes in foreign exchange rates of $18.9 million as well price increases which contributed $7.6 million to the increase. The rest of the increase related to a recovery in sales levels in various end markets in the Couplings, Clutches, and Brakes business segment

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Gross profit	$224,421	207,306	$17,115	8.3%
Gross profit as a percent of sales	31.8%	31.7%

Gross profit as a percentage of sales increased during the year to date period ended September 30, 2018 primarily as a result of price increases and improving end markets, partially offset by commodity costs and freight increases.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Selling, general and administrative expense (“SG&A”)	$135,372	$123,012	$12,360	10.0%
SG&A as a percent of sales	19.2%	18.8%

The increase in SG&A is primarily due to an increase in acquisition related expense of $11.9 million, during the year to date period ended September 30, 2018.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Research and development expenses (“R&D”)	$18,464	$18,434	$30	0.2%

R&D remained consistent in the prior period as compared to the year to date period ended September 30, 2018.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Restructuring costs	$2,119	$3,776	$(1,657)	(43.9)%

During 2015 the Company adopted the 2015 Altra Plan in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company’s cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. The Company does not expect to incur any additional material costs as a result of the 2015 Altra Plan.  The Company took restructuring actions under the 2015 Altra Plan that realized approximate annual savings of $3.0 million and $3.7 million in 2017 and 2016, respectively.  The Company estimates future annual savings for the remainder of 2018 and 2019, to be approximately $0.7 million.  The cost savings through 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $2.0 million and $5.4 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.2 million and $0.5 million, respectively.  The total 2015 Plan savings are in line with the Company’s expectations.

During the quarter ended September 30, 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  The company expects to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.  The Company has achieved annual savings of $1.4 million year to date in 2018 under the 2017 Altra Plan and estimates additional future savings through 2019 to be approximately $2.3 million.  The cost savings through 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $0.4 million and $0.7 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.6 million and $1.7 million, respectively.  The total 2017 Altra Plan savings are in line with the Company’s expectations.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Interest expense, net	$5,857	$5,547	$310	5.6%

Interest expense increased slightly due to the higher interest rate of the Company’s variable rate borrowing under the 2015 Revolving Credit Facility.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Other non-operating income, net	$216	$30	$186	620.0%

Other non-operating income in each period in the chart above primarily relates to foreign currency transaction gains and losses arising from the changes in exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Year to Date Ended
	September 30, 2018	September 30, 2017	Change	%
Provision for income taxes	$16,986	$15,723	$1,263	8.0%
Provision for income taxes as a percent of income before income taxes	29.6%	28.7%

The provision for income taxes, as a percentage of income before taxes, increased for the year to date period ended September 30, 2018 compared to the year to date period ended September 30, 2017. The increased income tax is a result of the non-deductible acquisition expenses partially offset by the benefit of the reduced U.S. tax rate as part of the 2017 U.S. Tax Act.

Segment Performance.

(Amounts in thousands unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Sales:
Couplings, Clutches & Brakes	$118,662	$110,109	$361,569	$327,310
Electromagnetic Clutches & Brakes	57,915	58,304	192,158	187,463
Gearing	54,198	48,368	159,650	144,545
Inter-segment eliminations	(2,292)	(2,158)	(7,186)	(5,903)
Net sales	$228,483	$214,623	$706,191	$653,415
Income from operations:
Segment earnings:
Couplings, Clutches & Brakes	$15,639	$12,679	$47,799	$33,031
Electromagnetic Clutches & Brakes	6,490	6,138	23,234	21,894
Gearing	5,881	5,689	18,396	17,804
Corporate expenses (1)	(6,663)	(680)	(18,844)	(3,776)
Restructuring and consolidation costs	(610)	(2,553)	(2,119)	(6,869)
Income from operations	$20,737	$21,273	$68,466	$62,084

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Couplings, Clutches & Brakes

Net sales in the Couplings, Clutches & Brakes segment were $118.7 million in the quarter ended September 30, 2018, an increase of approximately $8.6 million or 7.8%, from the quarter ended September 30, 2017.  The increase is due to the positive impact of foreign exchange rates and continued recovery in certain of our more profitable end markets.  Segment operating income increased approximately $3.0 million compared to the prior year quarter, primarily as a result of the increased sales and plant consolidations.

Electromagnetic Clutches & Brakes

Net sales in the Electromagnetic Clutches & Brakes segment were $57.9 million in the quarter ended September 30, 2018, a decrease of approximately $(0.4) million, or (0.7)%, from the quarter ended September 30, 2017. The decrease is due to the decrease in sales related to the agriculture end market. Segment operating income decrease $0.4 million compared to the prior year quarter, primarily as a result of the agriculture end market.

Gearing

Net sales in the Gearing segment were $54.2 million in the quarter ended September 30, 2018, an increase of $5.8 million or 12.1% from the quarter ended September 30, 2017.  The increase is due to the positive impact of changes in foreign exchange rates and the improvement of the North American distribution market.  Segment operating income decreased $0.2 million compared to the prior year quarter.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the 2015 Revolving Credit Facility (for periods prior to October 1, 2018) and under the Altra Revolving Credit Facility (for the period beginning October 1, 2018). At October 29, 2018, we have the ability under the Altra Revolving Credit Facility to borrow an additional $300 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

On October 1, 2018 we consummated the Fortive Transaction.  The aggregate purchase price for the A&S Business was approximately $2,855.7 million, subject to certain post-closing adjustments, and consisted of (i) $1,400.0 million of cash and debt instruments transferred to Fortive and (ii) shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million.  The value of the common stock was based on the closing stock price on the last trade date prior to the A&S Closing Date of $41.59.  We financed the cash and debt instruments portion of the Fortive Transaction with the Notes and the Altra Credit Facilities.

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Altra Credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. In the event additional funds are needed for operations, we could attempt to obtain new debt and/or refinance existing debt, or attempt to raise capital in the equity markets.  There can be no assurance however that additional debt or equity financing will be available on commercially acceptable terms, if at all.

Notes

On September 26, 2018, Newco announced the pricing of the Notes in a Private Placement. On October 1, 2018, the Private Placement closed, and Newco sold the Primary Notes and an unaffiliated selling securityholder sold the Selling Securityholder Notes. The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be April 1, 2019. The Notes may be redeemed at the option of Newco on or after October 1, 2023, in the manner and at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the date of redemption. The notes are guaranteed on a senior unsecured basis by certain domestic subsidiaries of Newco and, in connection with consummation of the Fortive Transaction, by Altra and certain of its domestic subsidiaries.

The Unaffiliated selling securityholder received the Selling Securityholder Notes from Fortive prior to the closing of the Private Placement in exchange for certain outstanding Fortive debt held or acquired by the unaffiliated selling securityholder.  Newco used the net proceeds of the Primary Notes to fund a dividend payment to Fortive prior to the consummation of the Merger, and Newco did not receive any proceeds from the sale of the Selling Securityholder Notes.

Altra Credit Agreement

On the A&S Closing Date, Altra entered into the Altra Credit Agreement with certain subsidiaries of Altra, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and a syndicate of lenders.  The Altra Credit Agreement provides for the Altra Term Loan Facility and the Altra Revolving Credit Facility. The proceeds of the Altra Term Loan Facility were used to (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. Any proceeds of the Altra Term Loan Facility not so used may be used for general corporate purposes.  The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by Altra and by each direct or indirect wholly owned domestic subsidiary of Altra, including following the Merger, Newco and each of its direct or indirect wholly owned domestic subsidiaries, subject to certain customary exceptions.

At Altra’s option, borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  At the applicable borrower’s option, borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio.

Revolving borrowings and issuances of letters of credit under the Altra Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The Altra Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness and asset sales and mergers.  In addition, the Altra Credit Agreement requires that Altra maintain a specified maximum senior secured leverage ratio and a specified minimum interest coverage ratio.  The obligations of the borrowers of the Altra Credit Facilities under the Altra Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representation and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as the become due, material judgements, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

2015 Credit Agreement

On October, 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V. (“Altra Netherlands”), one of the Company’s foreign subsidiaries (collectively with the Company, the “Borrowers”), the lenders party to the Second Amended and Restated Credit Agreement form time to time (collectively, the “Lenders”), J.P, Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed and secured by certain domestic subsidiaries of the Company, and which may be amended from time to time (the “2015 Credit Agreement”).

On October 1, 2018, in connection with the Fortive Transaction and the entering into the Altra Credit Agreement, the 2015 Credit Agreement was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

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

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the December 30, 2016 closing of Altra’s purchase of Stromag (the “Stromag Acquisition”), increased the 2015 Revolving Credit Facility by $75 million to $425 million.  The Company borrowed additional funds under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition.  The October 2016 Amendment also reset the possible expansion of up to $150 million of additional future loan commitments.  In addition, the October 2016 Amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants

As of September 30, 2018 and December 31, 2017, we had $244.9 million and $262.9 million outstanding under the 2015 Revolving Credit Facility, respectively.  As of September 30, 2018 and December 31, 2017, we had $4.2 million and $3.5 million in letters of credit outstanding, respectively. We were in compliance in all material respects with all covenants in the 2015 Credit Agreement at September 30, 2018.

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

Borrowings

The following is a summary of our borrowings as of September 30, 2018 and December 31, 2017, respectively:

	Amounts in millions
	September 30, 2018	December 31, 2017
Debt:
2015 Revolving Credit Facility	$244.9	$262.9
Mortgages	11.4	12.8
Capital leases	0.1	0.2
Total debt	$256.5	$275.9

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the year to date periods ended September 30, 2018 and September 30, 2017, respectively:

	September 30, 2018	September 30, 2017	Change
Cash and cash equivalents at the beginning of the year	$51,994	$69,118	$(17,124)
Cash flows provided from operating activities	58,979	43,289	15,690
Cash flows used in investing activities	(23,792)	(17,157)	(6,635)
Cash flows used in financing activities	(36,617)	(49,248)	12,631
Effect of exchange rate changes on cash and cash equivalents	(467)	7,149	(7,616)
Cash and cash equivalents at the end of the period	$50,097	$53,151	$(3,054)

Cash Flows for 2018

Net cash provided from operating activities was approximately $59.0 million for the year to date period ended September 30, 2018. This was generated by net income of $40.3 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, loss on settlement of pension plan, loss on disposal of fixed assets, and non-cash loss on foreign currency which totaled approximately $37.9 million. This was mostly offset by a net decrease in assets and liabilities of approximately $19.2 million.

Net cash used in investing activities for the year to date period ended September 30, 2018 increased approximately $6.6 million compared to the year to date period ended September 30, 2017.  The decrease is attributable to the purchase of Aluminum Die Casting S.r.L. and the working capital settlement received under the Stromag Sale and Purchase Agreement in the year to date period ended September 30, 2017.

Net cash used in financing activities in the year to date period ended September 30, 2018 as compared to the year to date period ended September 30, 2017 decreased by $12.6 million. This increase relates primarily to lower net debt payments on the 2015 Revolving Credit Facility in the year to date period ended September 30, 2018, offset by an increase in dividend payments of $1.7 million and higher impact of shares surrendered.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases, and to pay dividends to our stockholders. As of September 30, 2018 we have approximately $39.5 million of cash and cash equivalents held by foreign subsidiaries that are generally subject to U.S. income taxation on repatriation to the U.S. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Altra Credit Facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the year to date period ended September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, except  there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

On August 8, 2018, a purported class action was filed against Altra and each of the members of its Board of Directors and Fortive in the Superior Court of Norfolk County, Massachusetts, by Brian Levy, an individual who purports to be a stockholder of Altra. In connection with the complaint, the plaintiff, among other things, filed a motion to preliminarily enjoin the stockholders’ vote on matters related to the Merger at the Special Meeting of Stockholders of Altra. On August 31, 2018, the Superior Court of Norfolk County, Massachusetts denied plaintiff’s motion to preliminarily enjoin the Special Meeting of Stockholders. On September 4, 2018, Altra held the Special Meeting of Stockholders and its stockholders approved the issuance of shares of Altra common stock required to complete the Merger. On September 13, 2018, the plaintiff and all defendants named in the complaint, by and through their respective counsel, agreed to dismiss the class action without prejudice.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Quarterly Report on Form 10-Q the period ended June 30, 2018 and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10‑Q, our Quarterly Report on Form 10-Q for the period ended June 30, 2018 and in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Quarterly Report on form 10-Q for the period ended June 30, 2018 and our Annual Report on Form 10-K for the year ended December 31, 2017 are incorporated herein by reference.

On October 1, 2018, Altra and Fortive consummated the Fortive Transaction to effect the transfer of the A&S Business to the Company. See Part 1, Item 2 of this report. For additional information regarding the Fortive Transaction, please see our Current Report on Form 8-K filed on October 1, 2018 and our Registration Statement on Form S-4 filed with, and deemed effective by, the SEC on August 27, 2018 (the “Registration Statement”). In addition to the risks we described in our Annual Report on Form 10-K for the year ended December 31, 2017, we have identified the following risks related to the Fortive Transaction:

The Fortive Transaction may not be successful or achieve its anticipated benefits.

We may not be able to successfully realize anticipated growth opportunities or integrate our business and operations with the A&S Business’s business and operations. We will have significantly more revenue, expenses, assets and employees than we did prior to the Fortive Transaction. In the Fortive Transaction, we assumed certain liabilities of the A&S Business and other obligations (including collective bargaining agreements and certain non-U.S. pension obligations with respect to transferred employees). We may not successfully or cost-effectively integrate the A&S Business’s business and operations into our existing business and operations. Even if we are able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect from the Fortive Transaction within the anticipated time frame, or at all.

The failure to successfully integrate the A&S Business and any future acquisitions into our business within the expected timetable could adversely affect our future results and the market price of Altra’s common stock.

The success of the Fortive Transaction depends, in large part, on our ability to realize the anticipated benefits of the Fortive Transaction and our sales and profitability. To realize these anticipated benefits, we must successfully integrate the A&S Business in our businesses. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the Fortive Transaction.

Potential difficulties that may be encountered in the integration process include, among others:

•	the failure to implement our business plan;

•	lost sales and customers as a result of customers of Altra or the A&S Business deciding not to do business with us;

•	risks associated with managing a larger and more complex business;

•	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;

•	the loss of key employees;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures, policies and compensation structures;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	potential unknown liabilities and unforeseen expenses associated with the Fortive Transaction.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the Fortive Transaction could be adversely affected, or could reduce our sales or earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.

Apart from the Fortive Transaction, as part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate the acquired companies profitably or realize the potential benefits from these acquisitions.

The significant costs related to the Fortive Transaction could have a material adverse effect on our liquidity, cash flows and operating results.

During 2018, we expect to incur one-time costs in connection with the Fortive Transaction, including approximately $85 to $95 million in transaction-related costs (of which $45 to $50 million will be capitalized) and approximately $24 million in non-recurring implementation costs during the first three years from the A&S Closing Date that Altra management believes are necessary to realize the anticipated synergies from the Fortive Transaction. For the three and nine months ended September 30, 2018, acquisition-related costs included $4.6 million and $11.8 million, respectively, associated with advisory, legal, accounting, integration and other professional fees. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.

The substantial amount of indebtedness that we incurred to consummate the Fortive Transaction could materially adversely affect our financial conditions.

Our level of indebtedness increased in connection with the Fortive Transaction, as discussed in Note 17, Subsequent Events. Our increased level of indebtedness could have important consequences, including but not limited to:

•	limiting our ability to fund working capital, capital expenditures and other general corporate purposes;

•

limiting our ability to accommodate growth by reducing funds otherwise available for other corporate purposes and to compete, which in turn could prevent us from fulfilling our obligations under our indebtedness;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	requiring us to dispose of significant assets in order to satisfy our debt service and other obligations if we are not able to satisfy these obligations from cash from operations or other sources;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates;

•	limiting our ability to buy back our common stock or pay cash dividends;

•

limiting our flexibility in planning for, or reacting to, changes in our business or industry or economic conditions, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	increasing our vulnerability to economic downturns.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control.  There can be no assurance that our business will generate sufficient cash flow from operations to make these payments.  If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before maturity, sell assets or issue additional equity.  We may not be able to refinance any of our indebtedness, sell assets or issue additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

Our ability to comply with the financial maintenance covenants in the Altra Revolving Credit Facility cannot be assured.

The Altra Revolving Credit Facility contains certain financial maintenance covenants requiring Altra to not exceed a maximum consolidated senior secured net leverage ratio and to maintain a minimum consolidated cash interest coverage ratio.  There can be no assurance that we will be able to remain in compliance with these ratios.  If we fail to comply with either of these covenants in a future period and are not able to obtain waivers from the lenders thereunder, we would need to refinance the Altra revolving Credit Facility.  However, there can be no assurance that such refinancing would be available on terms that would be acceptable to us or at all.

We are required to abide by potentially significant restrictions under the Tax Matters Agreement which could limit our ability to undertake certain corporate actions (such as the issuance of Altra common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.

To preserve the tax-free treatment to Fortive and/or its stockholders of the Distribution and certain related transactions, under the Tax Matters Agreement, we are restricted from taking certain actions that could prevent such transactions from being tax-free. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including using Altra common stock to make acquisitions and in connection with equity capital market transactions that might increase the value of our business.

Our estimates and judgements related to the acquisition accounting models used to record the purchase price allocation may be inaccurate.

We made significant accounting judgements and estimates for the application of acquisition accounting under GAAP, and the underlying valuation models.  Our business, operating results and financial condition could be materially and adversely impacted in future period if our accounting judgements and estimates related to these models prove to be inaccurate.

We may be required to recognize impairment charges for goodwill and other intangible assets.

The Fortive Transaction will add approximately $3.1 billion of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, management periodically assesses these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect results of operations in the periods recognized.

Our business, financial condition and results of operations may be adversely affected if we cannot negotiate terms that are as favorable as those that Fortive had received prior to the closing of the Fortive Transaction.

Prior to consummation of the Fortive Transaction, certain functions (such as treasury, cash management, tax compliance, benefits, corporate development, internal audit, purchasing and information systems) for the A&S Business were generally performed or supported under centralized systems that were not transferred to us and, in some cases, under contracts that are also used for Fortive’s other businesses and which were not assigned to us with the A&S Business. In addition, some other contracts that Fortive or its subsidiaries are a party to on behalf of the A&S Business require consents of their parties to assign them to Newco. While Fortive, under the Transition Services Agreement, has agreed to provide us with certain limited services, there can be no assurance that we will be able to obtain those consents or negotiate terms that are as favorable as those Fortive had received when and if we replace these services with our own agreements for similar services.  Although we believe that we will be able to obtain any such consents or enter into new agreements for similar services, it is possible that the failure to obtain consents for or replace a significant number of these agreements for any of these services or to replace them on terms that as are as favorable as those Fortive had received could have a material adverse impact on our business, financial condition and results of operations.

Our success also depends on relationships with third parties and pre-existing customers of Altra and the A&S Business, which relationships may be affected by customer or third-party preferences or public attitudes about the Fortive Transaction.  Any adverse changes in these relationships could adversely affect our business, financial condition or results of operation.

Our success will depend in part on our ability to maintain and renew relationships with pre-existing customers, suppliers and other third parties of both Altra and the A&S Business, and our ability to establish new relationships.  There can be no assurance that we will be able to maintain and renew pre-existing contracts and other business relationships, or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.

We operate in the highly competitive power transmission and motion control industries and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the power transmission and motion control industries.  Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors are larger than us and have greater financial and other resources.  With respect to certain of our products, we compete with divisions of our original equipment manufacturer customers.  Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability, and design and application engineering support.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully.  To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required.  In the future, we may not have sufficient resources to continue to make such investments and may not be able to maintain a competitive position within each of the markets we serve.  We may have to adjust the prices of some of our products to stay competitive.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency.  If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.

There is substantial and continuing pressure on major original equipment manufacturers and larger distributors to reduce costs, including the cost of products purchased form outside suppliers.  As a result of cost pressures from customers, our ability to compete depends in part on their ability to generate production cost savings and, in turn, to find reliable, cost effective outside suppliers to source components or manufacture their products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

Our growth could suffer if the markets in which we sell our products and services experience cyclicality.

Our growth will depend in part on the growth of the markets which we serve and on the U.S. and global economies in general.  Some of the markets Altra serves are highly cyclical, such as the metals, mining and energy markets, including oil, gas and renewable energy.  The A&S Business serves certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products that the A&S Business offers.  In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any of these factors could adversely affect the business, financial condition and results of our operations in any given period.

Defects, quality issues, inadequate disclosure or misuse with respect to our products and capabilities could adversely affect our business, reputation and financial statements.

Defects in, quality issues with respect to, or inadequate disclose of risks relating to our products or the misuse of our products, could lead to lost profits and other economic damage, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
July 1, 2018 to July 30, 2018	—	$—	—	$30,000,000
August 1, 2018 to August 31, 2018	—	$—	—	$—
September 1, 2018 to September 30, 2018	—	$—	—	$—

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

During the reporting period, Bibby Transmissions Limited, a subsidiary of Altra organized and existing under the laws of England (“Bibby”), sold couplings to a customer in the United Kingdom, for ultimate re-sale to an Iranian end user for use in a gas treating plant.  Gross revenues received by Bibby in connection with this transaction were approximately GBP 60.6 thousand and net profits were approximately GBP 12.9 thousand.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1(1) 3.1(2) 3.2(3)

Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.

Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(4) 4.1(2) 4.2(2) 10.1(1) 10.2(5) 10.3(2) 10.4(2) 10.5(2) 10.6(2)

Second Amended and Restated Bylaws of the Registrant

Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

Supplemental Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., Altra Industrial Motion Corp., the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

Employee Matters Agreement, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.

Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

Transition Services Agreement, dated as of October 1, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

Credit Agreement, dated as of October 1, 2018, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act..

(1)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on March 9, 2018

(2)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.
(3)	Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Amendment No. 4 to Registration Statement on Form S-1/A filed with the SEC on December 4, 2006.

(4)     Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.

(5)     Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

November 7, 2018	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
November 7, 2018	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
November 7, 2018	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)