Form 10-Q/A
period 2018-09-30
Altra Industrial Motion Corp.
filed 2018-11-09
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Altra Industrial Motion Corp. for the three and nine months ended September 30, 2018, as filed by the registrant on November 7, 2018 (the “Original Filing”).The sole purpose of this Amendment No. 1 is to correct Item 6 that inadvertently omitted certain exhibit descriptions as part of the Edgarization process. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.

3.1(2)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(3)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(4)	Second Amended and Restated Bylaws of the Registrant

4.1(2)	Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.2(2)

Supplemental Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., Altra Industrial Motion Corp., the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

10.1(1)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.2(5)	Employee Matters Agreement, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.

10.3(2)	Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.4(2)	Transition Services Agreement, dated as of October 1, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.5(2)	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

10.6(2)

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

#

Incorporated by reference to the identically-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 filed with the SEC on November 7, 2018, which this Form 10-Q/A amends.

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

ALTRA INDUSTRIAL MOTION CORP.

November 9, 2018	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
November 9, 2018	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
November 9, 2018	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)