Form 10-K
period 2018-12-31
Altra Industrial Motion Corp.
filed 2019-03-01
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $$1.24 billion.

As of February 21, 2019, there were 64,558,880 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III

Item 1.	Business

Our Company

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission motion control (“PTMC”) products. Our technologies are used in various motion related applications and across a wide variety of high-volume manufacturing and non-manufacturing processes in which reliability and precision are critical to avoid costly down time and enhance the overall efficiency of operations.

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years.  We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, Kaman Corporation and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

Our product lines involve a large number of unique parts, are generally delivered in small order quantities with short lead times and require varying levels of technical support and responsive customer service. Many of our OEM customers incorporate our products into their designs of their equipment, helping to generate high switching costs and foster brand preference. As a result of these characteristics, the essential nature of our products and the wear to which many are subjected, we generate a significant amount of recurring revenue with repeat customers. Our large installed base generates significant aftermarket replacement demand, which we estimate accounted for approximately 32% of revenues in 2018 on a pro forma basis giving effect to the Fortive Transaction.

We seek to offer products and services guided by what we call the Voice of the Customer (“VOC”). We employ an integrated sales and marketing strategy that is focused on both key industries and individual product lines. We believe this dual “vertical” market and “horizontal” product-oriented approach distinguishes us in the marketplace by allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly.

We believe our geographic footprint and portfolio of strong brands provides a platform from which to extend our leading market positions. Our expansive global footprint comprised of 52 manufacturing facilities, 20 service sales/engineering centers and approximately 9,300 employees enables us to serve global customers on a local basis.  In 2018, approximately 49% of our revenues on a pro forma basis giving effect to the Fortive Transaction were generated from customers in North America, 32% were generated in Europe and 17% in Asia Pacific and the rest of the world. The diversification of our revenues on a geographical, end-market, business mix and customer basis are outlined below for the 2018 fiscal year.

In this Annual Report on Form 10-K, the terms “Altra”, “Altra Industrial Motion,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries, except where the context otherwise requires or indicates.

Our internet address is www.altramotion.com. By following the link “Investor Relations” and then “Financials” and then “SEC Filings” on our internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission. We are not including information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

On October 1, 2018 (the “A&S Closing Date”), Altra and Fortive Corporation (“Fortive”) consummated the combination of Altra with four operating companies from Fortive’s Automation & Specialty platform (excluding Fortive’s Hengstler and Dynapar businesses) (the “A&S Business”).  The A&S Business, consisting of four key brands, Kollmorgen, Portescap, Thomson and Jacobs Vehicle Systems, designs, manufactures, markets and sells electromechanical and electronic motion control products, including standard and custom motors, drives and controls; linear motion systems, ball screws, linear bearings, clutches/brakes, linear actuators and mechanical components; and through Jacobs Vehicle Systems, supplemental braking systems for commercial vehicles.

In accordance with the terms and conditions of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 7, 2018, among Altra, Fortive, McHale Acquisition Corp. (“Merger Sub”) and Stevens Holding Company, Inc. (“Stevens Holding”), and a Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Distribution Agreement”), (1) Fortive transferred certain assets, liabilities and entities constituting a portion of the A&S Business to Stevens Holding, (2) Fortive distributed to its stockholders all of the issued and outstanding shares of Stevens Holding common stock held by Fortive by way of an exchange offer (the “Distribution”) and (3) Merger Sub merged with and into Stevens Holding and Stevens Holding became a wholly-owned subsidiary of Altra, and the issued and outstanding shares of Stevens Holding common stock converted into shares of Altra common stock (the “Merger”). In addition, pursuant to the Merger Agreement, prior to the effective time of the Merger, Fortive transferred certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries assumed substantially all of the liabilities associated with the transferred assets (the “Direct Sales”) (all of the foregoing, collectively, the “Fortive Transaction”).  Upon consummation of the Fortive Transaction, the shares of Stevens Holding common stock then outstanding were automatically converted into the right to receive 35.0 million shares of Altra common stock, which were issued by Altra on the Closing Date, and represented approximately 54% of the outstanding shares of Altra common stock, together with cash in lieu of fractional shares. Altra’s pre-Merger shareholders continued to hold the remaining approximately 46% of the outstanding shares of Altra common stock.

The aggregate purchase price for the A&S Business of approximately $2,855.7 million, subject to certain post-closing adjustments, consisted of $1,400 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. The value of the common stock was based on the closing stock price on the last trade date prior to the A&S Closing Date of $41.59. The initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is not complete. The Fortive Transaction was consummated on October 1, 2018 and, accordingly, the results of operations of the A&S Business are included in our operating results from October 1, 2018 onward.

In connection with the Fortive Transaction, certain additional agreements were entered into, including, among others, an Employee Matters Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Employee Matters Agreement”), a Tax Matters Agreement (the “Tax Matters Agreement”), a Transition Services Agreement (the “Transition Services Agreement”), in each case, dated October 1, 2018, among Altra, Fortive, and Stevens Holding, and an Intellectual Property Cross-License Agreement, dated October 1, 2018, between Altra and Fortive.  In addition, effective October 1, 2018, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.

Our Industry

Based on industry data provided by the Power Transmission Distributors Association in collaboration with MDM Analytics and Channel Marketing Group, we estimate that global industrial power transmission motion control products generated revenues of approximately $200 billion in 2018.  These products are collectively used to generate, transmit, control and transform mechanical energy.  Altra participates in portions of the motor, control, linear, gearing, clutch, brake, coupling, belted drive, and non-industrial bearing segments.

The global power transmission motion control industry in which we compete is highly fragmented, with over 1,000 small manufacturers and relatively few players of scale. While smaller companies tend to focus on regional niche markets with narrow product lines, larger players that generate annual revenue of over $100 million generally offer a broader range of products and provide global sales and service capabilities.

Buyers of power transmission motion control products tend to be broadly diversified and are often either OEMs, end users, or systems integrators operating across many end markets, including manufacturing, factory automation, aerospace and defense, food and beverage, metals and mining, energy, medical, robotics and other markets. These customers typically place a premium on factors such as quality and reliability, performance, pricing, distribution channel access, technology and innovation, application engineering and customer support, breadth of offering and brand name recognition. We believe the most successful industry participants are those that leverage their engineering expertise and specific industry knowledge, reputation for quality and reliability and technical support capabilities to maintain attractive margins and gain market share.

The global power transmission motion control market is driven by general macro-economic growth and secular trends such as the increasing concern for industrial safety and rising demand for motion control in the medical, food and beverage, electrical, automotive and machinery industries. The rapid pace of globalization and developments in the automation sector have also supported growth. Asia Pacific is the fastest-growing region for motion control products due to increasing demand for automation in manufacturing facilities and rapid industrial expansion in countries like China and India. Motion control products tend to be higher-margin than power transmission products due to a greater use of technology and leverage in end markets with more attractive secular trends.

Our Business Strategy

Establish and Capitalize on the Altra Business System to Drive Margin Expansion and Organic Growth. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, expanded implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, executed through our manufacturing centers of excellence, provides additional opportunities to consolidate purchasing processes and reduce costs by sharing best practices across geographies and business lines. We are in the process of establishing a new optimized Altra Business System (ABS) by merging and applying Fortive’s signature Fortive Business System (FBS) and the Altra Operational Excellence program across our combined business to generate cost savings and efficiency opportunities. The ABS will incorporate a management philosophy with integrated practices that focus on employing best-in-class tools, knowledge and expertise to drive continuous improvement in lean manufacturing, leadership and growth objectives, further enhancing our ability to achieve our aggressive strategic objectives. We are applying the concepts of both the FBS and Altra Operational Excellence programs to all areas of our combined business, including how we grow, how we create new products and how we develop new people to ultimately drive strong results.

Collaborate with Customers to Create New Opportunities. We focus on developing new products across our business in direct response to customer requirements. Our extensive application-engineering know-how drives both new and repeat revenue opportunities, supported by a substantiated history of innovation, with over 800 patents granted and pending worldwide. We intend to continue to drive organic growth by investing in new technologies and manufacturing techniques to attain and sustain competitive leadership in the industries we serve. For example, we intend to capitalize on the emerging trend of combining mechanical components, electrical components, software and communications capabilities into “smart products” to address customer needs related to “Industry 4.0” and the “Internet of Things”.

Leverage Global Business Presence and Shared Services. We seek to foster the sharing of best practices throughout our organization, challenging our business leaders to work together to identify new markets, potential cross-selling opportunities and increase penetration with existing customers. The Acquisition of the Fortive A&S Business enhanced our ability to reach customers globally, which we expect will help facilitate our entry into new markets, harness existing sales channels and build familiarity with customer needs. By leveraging our global presence, our businesses can work together to identify cost-saving opportunities and improve our overall supply chain management. We believe that our business will ultimately receive the benefits of expanded customer service operations, cohesive marketing efforts and consolidated corporate support functions, increasing efficiency and reducing costs.

Focus on Key Niche End Markets to Increase Organic Growth. We emphasize strategic marketing to focus on new growth opportunities in key end-user and OEM markets. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and industry data, identify market drivers, tailor product and service solutions to specific customer requirements and deploy resources to gain market share and drive future revenue growth.

Attract and Retain Talented Associates. We believe that our team of talented employees, united by a common culture in pursuit of continuous improvement, provides a significant competitive advantage. We will seek to continue to attract, develop and retain world-class leaders and associates globally and to drive their engagement with our customer-centric approach.

Realize Synergies by Leveraging Core Competencies. Through the Fortive Transaction, we estimate there to be up to approximately $52 million in run rate synergies able to be realized over the next four years. We expect to realize approximately $23 million of these synergies within two years of closing the Fortive Transaction, and that in order to achieve these synergies, we expect to incur approximately $24 million of non-recurring costs during the first three years following the consummation of the Fortive Transaction.  We believe that our supply chain expertise, value engineering capabilities, facility consolidation experience and internalization of the Fortive Business System will help us optimize our business processes and realize these synergies.

Our Strengths

Superior financial profile with high margins and strong cash flow generation. We have an attractive financial profile highlighted by our diversified revenue stream across products and end markets, high margin profile and substantial cash flow. Our strong cash flow generation is attributable to attractive gross margins, a high degree of operational leverage across our selling, general and administrative expenses and minimal capital expenditures.   For example, as a result of the acquisition of the A&S Business, our revenues for the three-month period ending December 31, 2018 grew by 105% from $228.5 million to $469.2 million.

Our flexible cost structure and diversified end market and geographic exposure have allowed us to perform well throughout economic cycles. From 2008 through 2010, our business was able to generate higher cash flow through the strict management of working capital, enabling us to reduce our indebtedness and maintain a net debt to adjusted EBITDA leverage ratio within our targeted range of 2.0x to 3.0x. We believe that after the acquisition of the A&S Business, our business has the capability to support growth while also taking advantage of operating leverage and the benefits of our cost rationalization initiatives, all of which we believe will allow us to continue delivering sustainably strong cash flow. As a result, over time we intend to manage our leverage level to below 3.0x.

Scale and breadth combined with leading brands, technology and market position. We are a global player with significant scale, technological leadership and a broad product offering supported by leading brands, factors which we expect will contribute to a market share advantage over our competitors. The Acquisition of the A&S Business moved our business up the power transmission, motion control and automation technology spectrum, increasing our presence in highly engineered products. These engineered products, although higher margin and exposed to high growth applications, are simultaneously complementary to our portfolio. Our engineered servo, stepper and specialty miniature motors, drives and controls, and linear automation systems capabilities will enable us to drive innovation across our offering and expand solutions for existing customers. Similarly, the combination of the JVS suite of engine braking products with our already strong clutch brake offering expands our addressable market and provides our customers with a unique portfolio of braking solutions.

Broad geographic footprint and global reach. The capabilities and scale of our Company, especially after the acquisition of the A&S Business, provide a broader, more global platform from which to drive growth. We are able to leverage our expansive global footprint comprised of 52 manufacturing facilities, 20 service sales/engineering centers and approximately 9,300 employees worldwide to serve our global customers with local resources. While we expect to build on our leading market positions and strong brands in North America, our broadened global platform also positions us to capitalize on key growth opportunities in Europe and especially in emerging markets.

Diversified end-markets provide stability. With no end market comprising more than approximately 16% of our total revenue for the fiscal year ended December 31, 2018 on a pro forma basis giving effect to the Fortive Transaction, our end-market exposure is diversified, which we expect will provide stability to our revenue streams and help to mitigate potential volatility in any particular industry. We believe that the acquisition of the A&S Business significantly expands our total addressable market, particularly in higher growth, higher margin end-markets like medical, advanced material handling, factory automation, food and beverage and robotics. The exposure to these attractive new end markets helps to diversify our relative potential exposure to more cyclical end markets like mining, renewable energy and oil & gas.

Our business is also geographically diversified, with approximately 49% of pro forma revenue giving effect to the Fortive Transaction generated outside of North America in the year ended December 31, 2018. Finally, our products often facilitate movement which subjects them to wear and requires their periodic replacement. Our large installed base of products generates significant aftermarket replacement demand, which we estimate accounted for approximately 32% of revenue for the year ended December 31, 2018 on a pro forma basis giving effect to the Fortive Transaction. Given the critical nature of many of our products and often high switching costs for our customers, we believe that this base of recurring revenue is stable.

Customer diversification with long-standing customer and distributor relationships. We have a strong, diversified customer base of over 1,000 OEMs and leading electro mechanical power transmission motion control distributors which market our products via a diversified network of over 3,000 outlets globally.  For the fiscal year ended December 31, 2018, there was no meaningful customer concentration among either our OEMs or distributor customers, the largest of which accounts for less than 5% of total revenue for the fiscal year ended December 31, 2018 on a pro forma basis giving effect to the Fortive Transaction. Some of our largest OEM customers include Cummins, Daimler AG, General Electric, John Deere, Komatsu, and Siemens, all of whom we have had relationships with for decades. We believe that these deep relationships exhibit our commitment to high levels of product quality and service, resulting in customer satisfaction and ultimately, retention.

Our scale, expansive product offering and end-user preference for our products make our product portfolio attractive to both large, multi-branch distributors and regional, independent distributors. We often participate in lengthy design and qualification processes with key customers for crucial components which ultimately become “spec’d-in” to our customers’ own designs. Further, many of our products involve a large number of unique parts, are delivered in small order quantities with short lead times and require varying levels of technical support, all of which help to drive high switching costs and generate significant recurring opportunities with repeat customers.

Aftermarket sales supported by large installed base. On average, our brands have been in operation for over 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For the fiscal year ended December 31, 2018, we estimate that approximately 32% of our revenues on a pro forma basis giving effect to the Fortive Transaction were derived from aftermarket sales.

Experienced management team. We are led by a senior management team with significant industry, manufacturing and acquisition integration experience which has implemented various initiatives that have contributed and will continue to contribute, to our operational and financial performance. The management team combines talent from both Altra and the A&S Business, with significant experience in power transmission, motion control and automation. The combined management team has a clearly defined, executable plan to integrate and rationalize operations to realize the benefits of the Fortive Transaction, while leveraging the experience from the three integrations Altra has successfully completed in the last five years, including the integration of new product offerings to the portfolio and driving operational improvements.

Business Segments

Our company consists of two business segments:  Power Transmission Technologies (“PTT”) and Automation & Specialty (“A&S”).

•	Power Transmission Technologies - PTT. This segment includes the following key product offerings:

o

Couplings, Clutches & Brakes.     Couplings are the interfaces which enable power to be transmitted from one shaft to another. Our various coupling products include gear couplings, high performance diaphragm and disc couplings, elastomeric couplings, miniature and precision couplings, as well as universal joints, mill spindles and shaft locking devices. These products are used in conveyor, energy, marine, medical, metals, mining, and other industrial machinery applications. Our key brands which provide couplings include Ameridrives, Bibby, Guardian, Huco, Lamiflex, Stromag and TB Wood’s. Clutches are devices which use mechanical, hydraulic, pneumatic, or friction connections to facilitate the engagement or disengagement of at least two rotating parts. These products are used in aerospace and defense, conveyor, energy, mining and other industrial machinery applications. Brakes are a combination of interacting parts that work to slow or stop moving machine parts. These products are used in heavy-duty industrial, mining, metals and energy applications. Our key brands which provide clutches and brakes include Industrial Clutch, Formsprag, Stieber, Stromag, Svendborg, Twiflex and Wichita.

o

Electromagnetic Clutches & Brakes.    Electromagnetic clutches and brakes use electromagnetic friction connections to slow, stop, engage, or disengage equipment. These products are used in baggage handling, elevator, forklift, material handling, medical, lawn mower, mobile off-highway and other niche applications. Our key brands which provide electromagnetic clutches and brakes include Inertia Dynamics, Matrix, Stromag and Warner Electric.

o

Gearing.    Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation, food processing and other specialty niche applications. Our key brands which provide gears include Bauer Gear Motor, Boston Gear, Delroyd, and Nuttall.

•	Automation and Specialty – A&S. Our Automation and Specialty segment consists of four key brands:

o

Kollmorgen: Provides rotary precision motion solutions, including servo motors, stepper motors, high performance electronic drives and motion controllers and related software, and precision linear actuators. These products are used in advanced material handling, aerospace and defense, factory automation, medical, packaging, printing, semiconductor, robotic and other applications.

o

Portescap: Provides high-efficiency miniature motors and motion control products, including brush and brushless DC motors, can stack motors and disc magnet motors. These products are used in medical, industrial power tool and general industrial equipment applications.

o

Thomson: Provides systems that enable and support the transition of rotary motion to linear motion. Products include linear bearings, guides, glides, lead and ball screws, industrial linear actuators, resolvers and inductors. These products are used in factory automation, medical, mobile off-highway, material handling, food processing and other niche applications.

o

Jacobs Vehicle Systems (JVS): Provides heavy-duty diesel engine brake systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes, including the “Jake Brake” engine braking system. These products are primarily used in heavy duty Class 8 truck applications.

See Note 16 to the consolidated financial statements for financial information about our segments.

Research and Development and Product Engineering

We closely integrate new product development with marketing, manufacturing and product engineering in meeting the needs of our customers and addressing emerging trends. We have global product engineering teams that work to enhance our existing products and develop new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality power transmission, motion control and automation products. Our product engineering teams focus on:

•	developing new products;
•	redesigning existing product lines to enhance functionality, effectiveness, ease of use and reliability; and
•	lowering the cost of manufacturing of our existing products..

Our continued investment in new product development is intended to help drive customer growth as we address key customer needs.

Sales and Marketing

We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 350 company-employed sales engineers as well as a relatively small number of independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive technical support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

Our operating companies employ an integrated sales and marketing strategy concentrated on specific battlegrounds – the intersection of key industries, product lines and geographic regions where we believe we can offer differentiated solutions to our customers. We believe this focus on battlegrounds distinguishes us in the marketplace allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly. Within our battlegrounds, we market to OEMs, encouraging them to incorporate our products into their equipment designs, to distributors and to end-users, helping to foster brand preference. With this strategy, we are able to leverage our market experience, product technology and global reach to sell power transmission, motion control and automation solutions for a host of focused applications.

Distribution

Our products are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2018 on a pro forma basis giving effect to the Fortive Transaction, we derived approximately 51% of our net sales from customers in North America, 32% from customers in Europe and 17% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales engineers as well as our network of over 3,000 distributor outlets.

Rather than serving as passive conduits for delivery of product, our industrial and high-tech distributors can be active participants in influencing product purchasing decisions. In addition, distributors play a critical role through stocking inventory of our products, which amplifies the accessibility of our products to aftermarket buyers. It is for this reason that distributor partner relationships are an important component of our route-to-market strategy. We enjoy strong established relationships with the leading distributors as well as a broad, diversified base of specialty and regional distributors.

Competition

While we believe that many of our businesses are leaders in many of our served markets, we operate in highly fragmented and very competitive industries within the power transmission motion control market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives or standard servo motors, and some of our competitors are larger than us and have greater financial and other resources. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, performance, pricing, delivery speed, technology and innovation, design and application engineering support and brand name recognition. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission motion control industry and if we are not able to compete successfully our business may be significantly harmed.”

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the PTMC industry. Although in aggregate our intellectual property is important to our operations, we do not believe any single patent, trademark or trade name is material to our business as a whole with the exception of certain trademarks associated with our Bauer, Boston Gear, Jacobs Vehicle Systems, Kollmorgen, Portescap, Stromag, Svendborg, TB Wood’s, Thomson and Warner Electric brands. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, patents applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, TB Wood’s, Kilian, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag, Bibby Transmissions, Stieber, Matrix, Inertia Dynamics, Twiflex, Industrial Clutch, Huco Dynatork, Marland, Delroyd, Warner Linear, Bauer Gear Motor, PowerFlex, Svendborg Brakes, Guardian Couplings, Kollmorgen, Thomson, Portescap, Jacobs Vehicle Systems, Jake Brake, Deltran, Delevan and Stromag. From time to time, Altra engages in litigation to protect its intellectual property rights.

Employees

As of December 31, 2018, we employed approximately 9,300 people on a full-time basis, of whom approximately 3,700 were employed in the United States and approximately 5,600 were employed outside of the United States. Of our United States employees, approximately 665 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good. See “Risk Factors — Risks Related to Our Business and Industry — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. Our manufacturing operations employ a wide variety of raw materials, including aluminum, copper, electronic components, plastics, rare-earth magnets, and steel. We generally purchase our materials on the open market, where certain commodities such as steel and copper have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity suppliers.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at facilities, excessive demand, raw material shortages, or other reasons, could impair our ability, and that of our suppliers, to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Seasonality

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, sales to OEMs are often stronger immediately preceding and following the launch of new products. In addition, we experience seasonality in our turf and garden business. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts. However, as a whole, we are not subject to material seasonality.

Regulatory Matters

We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products. The following sections describe certain significant regulations to which our businesses are subject. There may be additional regulations that apply to our businesses.

Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. See “Risk Factors — Risks Related to Our Business and Industry — We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.”

Export/Import Compliance

We are required to comply with various U.S. export/import control and economic sanctions laws, including:

•

the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, impose license requirements on the export from the United States of defense articles and defense services (which are items specifically designed or adapted for a military application and/or listed on the United States Munitions List);

•

the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or reexport of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);

•

the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulatory activities of the U.S. Customs and Border Protection.

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. See “Risk Factors – Risks Related to Our Business and Industry – Changes to U.S. trade policy, tariff and import/export regulations could adversely affect our business, operating results and financial condition.”

Working Capital

We maintain an adequate level of working capital to support the needs of our businesses. There are no unusual industry practices or requirements relating to working capital items. In addition, we believe our sales and payment terms are generally similar to those of our competitors.

Backlog

Our unfilled product orders were approximately $485 million and $215 million as of December 31, 2018 and 2017, respectively. We expect that a large majority of the unfilled orders as of December 31, 2018 will have been delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of the our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance, but is not necessarily a reliable indicator of medium-term or long-term revenue performance.

Government Contracts

Although the substantial majority of our revenues in 2018 on a pro forma basis giving effect to the Fortive Transaction were from customers other than governmental entities, we do have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities.

International Operations

Altra’s products are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provide greater stability to our operations, drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual economies and offer an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high growth markets.

Annual revenue derived from customers outside the United States (based on geographic destination) as a percentage of total annual revenue on a pro forma basis giving effect to the Fortive Transaction was 49% in 2018 and 48% in 2017.

The manner in which our products are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by its subsidiaries located outside the United States, though we also sell directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.

Executive Officers of Registrant

The following sets forth certain information with regard to our executive officers as of March 1, 2019 (ages are as of December 31, 2018):

Carl R. Christenson (age 59) has been our Chief Executive Officer since January 2009, a director since July 2007 and Chairman of the Board since 2014. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 59) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International,

Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 52) has been our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Gerald Ferris (age 69) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.

Todd B. Patriacca (age 49) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 55) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity.  Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A.	Risk Factors

Risks Related to our Business and Industry

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

Global economic changes or continued volatility and disruption in global financial markets could significantly impact our customers and suppliers, weaken the markets we serve and harm our operations and financial performance.

Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have adversely affected our business operations and are expected to continue to adversely affect our business. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.

For example, with reports of slowing growth in China, questions about the health of the economy in the European Union, and continued debate around the potential impact of Brexit, our increased exposure to these markets with the Fortive Transaction, the Bauer Acquisition, the Svendborg Acquisition and the Stromag Acquisition, could have a significant negative impact on our future results and operations. Given the significance and widespread nature of these circumstances, the U.S., European, Chinese, and global economies could continue to face significant challenges for an indeterminate period of time.

Our acquisition of businesses, joint ventures and strategic relationships, or our failure to successfully integrate such transactions into our business, could adversely affect our future results and the market price of our common stock.

As part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate any acquired companies profitably or realize the potential benefits from these acquisitions.

These acquisitions and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our future results and the market price of our common stock:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•	we may incur or assume significant debt in connection with our acquisitions or strategic relationships;

•	acquisitions or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;

•	pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;

•	acquisitions or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;

•	we could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers;

•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition or strategic relationship;

•

we may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

•

in connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results;

•

in connection with acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets; and

•

we may have interests that diverge from those of strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

Our growth could suffer if the markets in which we sell our products and services experience cyclicality.

Our growth will depend in part on the growth of the markets which we serve and on the U.S. and global economies in general.  Some of the markets Altra serves are highly cyclical, such as the metals, mining and energy markets, including oil, gas and renewable energy.  The A&S Business serves certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products that the A&S Business offers.  In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any of these factors could adversely affect our business, financial condition and results of operations in any given period.

Changes to U.S. trade policy, tariff and import/export regulations could adversely affect our business, operating results and financial condition.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. These measures could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. For example, any resulting increase to the costs of goods imported to the United States could require us to increase our prices to customers, which may reduce demand, or, if we are unable to increase prices, could result in lower margin on our products sold. The new tariffs and other changes in U.S. trade policy have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition.

Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

Our businesses are subject to risks generally associated with doing business abroad, including foreign governmental regulation in the countries in which several of our manufacturing sources and facilities are located, such as Brazil, Canada, China, Czech Republic, Denmark, France, Germany, India, Mexico, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom (the “U.K.”). We believe that the issue of foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulations were to render the conduct of business in a particular country undesirable or impracticable, if our current foreign manufacturing sources were for any other reason to cease doing business with us, or if we were in a position where we needed to relocate our manufacturing facilities due to regulations or other similar circumstances, such a development could have a material adverse effect on our product sales and on our supply, manufacturing, and distribution channels.

Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products that are imported to the United States are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of "most favored nation" status for that country, and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, and results of operations. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials.

Adverse conditions in the credit and capital markets may limit or prevent our and our customers’ and suppliers’ ability to borrow or raise capital, which could harm our operations and financial performance.

Adverse conditions in the credit and financial markets could prevent us from obtaining financing, if the need arises. Our ability to invest in our global business and refinance or repay maturing debt obligations could require access to the credit and capital markets and sufficient bank credit lines to support cash requirements. If we are unable to access the credit and capital markets on commercially reasonable terms, we could experience a material adverse effect on our business, financial position or results of operations.

Moreover, while currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, a tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, a tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

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

Our net sales to customers outside North America represented approximately 49% of our total net sales for the year ended December 31, 2018. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. Our financial performance has been, and is expected to continue to be, adversely impacted by foreign currency exchange rates. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, China, Czech Republic, Denmark, France, Germany, India, Mexico, Russia, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom. Serving a global customer base requires that we place production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations and commercial activities could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any such disruptions could materially adversely affect our business.

We rely on distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2018, approximately 25% of our net sales from continuing operations were generated through distributors, on a pro forma basis giving effect to the Fortive Transaction. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

The materials used to produce our products, especially aluminum, copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.

Defects, quality issues, inadequate disclosure or misuse with respect to our products and capabilities could adversely affect our business, reputation and financial statements.

          Defects in, quality issues with respect to, or inadequate disclosure of risks relating to our products or the misuse of our products, could lead to lost profits and other economic damage, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and results of operations.

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

We also risk exposure to product liability claims in connection with products sold by businesses that we acquire. We cannot assure you that third parties that have retained responsibility for product liabilities relating to products manufactured or sold prior to our acquisition of the relevant business or persons from whom we have acquired a business that are required to indemnify us for certain product liability claims subject to certain caps or limitations on indemnification will in fact satisfy their obligations to us with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which we are obligated were not retained by third parties or are not subject to these indemnities, we could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liabilities or are required to indemnify us, significant claims arising from products that we have acquired could have a material adverse effect on our ability to realize the benefits from an acquisition, could result in our reducing the value of goodwill that we have recorded in connection with an acquisition, or could otherwise have a material adverse effect on our business, financial condition, or results of operations.

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

As of December 31, 2018, we employed approximately 9,300 people on a full-time basis, of whom approximately 3,700 were employed in the United States and approximately 5,600 were employed outside of the United States. Of our United States employees, approximately 665 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.

The Company believes that its relationship with employees is good. However, we are party to several U.S. and international collective bargaining arrangements and union contracts, and we may be unable to renew these agreements on terms that are satisfactory to us, if at all.

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

Moreover, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used and could cause cancellation of purchase orders with us or otherwise result in reduced revenues from these customers.

Changes in labor or employment laws could increase our costs and may adversely affect our business.

Various federal, state and international labor and employment laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates paid, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, operating results or cash flow.

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

Our success depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. If certain of these key personnel were to terminate their employment with us, we may experience difficulty replacing them, and our business could be harmed.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. The operation of manufacturing plants entails risks related to compliance with environmental laws, requirements and permits, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

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

We may not be able to protect our intellectual property rights, brands or technology effectively, which could allow competitors to duplicate or replicate the our technology and could adversely affect our ability to compete.

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain names registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time-consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.

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

Our operations are highly dependent on information technology infrastructure and failures in such infrastructure and failure to comply with data privacy laws or regulations could significantly affect our business.

We depend heavily on our information technology, or IT, infrastructure in order to achieve our business objectives both in our everyday business operations and perhaps even more so during our integration efforts related to acquisitions. If we experience a problem that impairs this infrastructure, such as a computer virus, natural disaster, act of terrorism, cyber-attack, electrical/telecommunications outage or failure or other problem with the functioning of an important IT application, or malware, phishing, or other intentional disruption, tampering or manipulation of our IT systems by an employee or unauthorized third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose revenue, could harm our relationships with or cause us to lose customers or suppliers and could require us to incur significant expense to eliminate these problems and address related security concerns. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, phishing attempts, distributed denial of service attacks and other malicious software programs that attack our IT infrastructure and our networks. These cyber-attacks expose us to a variety of risks, including a risk of theft of substantial assets including cash. In addition, a cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing our suppliers, customers, or other potentially affected parties with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party.

Techniques used to obtain unauthorized access or to sabotage systems, to impersonate, or to otherwise seek to perpetrate fraudulent acts against commercial parties change frequently, are increasingly sophisticated and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting our IT infrastructure and networks or our industrial machinery, software or hardware, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If such events affect our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.

If any one of these risks materializes, our business, financial condition, cash flows or results of operations could be materially and adversely affected.

We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us and our technology prior to certain use or transfer, storing, use, processing, disclosure and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

System failures, ineffective system implementation or disruptions, failure to comply with data privacy and security laws or regulations, or the compromise of security with respect to internal or external systems or portable electronic devices could damage our systems or infrastructure, subject us to liability claims or regulatory fines, penalties, or intervention, harm our reputation, interrupt our operations, disrupt customer operations and adversely affect our internal control over financial reporting, business, financial condition, results of operations, or cash flows.

If we are unable to successfully implement enhancements to our Enterprise Resource Planning systems across our business operations or such implementation is delayed, our operations may be disrupted or become less efficient.

We are in the process of implementing enhancements to our Enterprise Resource Planning systems, with the aim of enabling management to achieve better control across our business operations through: improved quality, reliability and timeliness of information; improved integration and visibility of information stemming from different management functions and countries; and optimization and global management of corporate processes. The enhancements of these ERP systems pose several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the following implementation. If the remaining implementation of the enhancements is delayed, in whole or in part, our current ERP systems may not be sufficient to support our planned operations. In addition, we rely on third-party vendors to provide long-term software maintenance support and hosting services for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expenses as well as disrupt the management of our business operations. In addition, we do not control the operation of any third party hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems with our third party hosting vendors could disrupt the management of, and have a material adverse effect on, our business operations. There can be no assurance that the enhancements to our ERP systems will be successfully implemented and failure to do so could have a material adverse effect on our operations.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

As of December 31, 2018, we had approximately $1,320.0 million outstanding and $295.8 million available under our Altra Revolving Credit Facility (as defined herein). In addition, as of December 31, 2018, we had approximately $400 million outstanding under the Notes (as defined herein). Our indebtedness has important consequences; for example, it could:

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

Substantially all of the domestic personal property of Altra and our domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the Credit Agreement dated October 1, 2018 (as amended from time to time, the “Altra Credit Agreement”) governing the Altra Revolving Credit Facility. In addition, the Altra Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

In the future, the then current economic and credit market conditions may limit our access to additional capital, to the extent that the Altra Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. There can be no assurance that there will not be a deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing, if need be, on similar or acceptable terms. An inability to access sufficient financing or capital could have an adverse impact on our operations and thus on our operating results and financial position.

The Altra Credit Agreement imposes significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

Subject to a number of important exceptions, under the Altra Credit Agreement we are subject to customary affirmative and negative covenants, such as limitations on:

•	debt and preferred stock;
•	liens;
•	mergers, consolidations, liquidations, dissolutions and asset sales;
•	investments, loans, advances, guarantees and acquisitions;
•	speculative swaps and hedging arrangements;
•	dividends or other distributions on capital stock, redemptions and repurchases of capital stock and prepayments, redemptions and repurchases of junior lien secured and subordinated debt;
•	transactions with affiliates;
•	restrictions on liens and other restrictive agreements;
•	amendments of the operative documents related to junior debt agreements and organizational documents; and
•	changes in fiscal year

The restrictions contained in the Altra Credit Agreement may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Altra Credit Agreement. If any such default occurs, the lenders under the Altra Credit Agreement may elect to declare all of the outstanding debt under the Altra Credit Agreement, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Altra Credit Agreement also have the right in those circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Altra Credit Agreement, the lenders under the Altra Credit Agreement will have the right to proceed against the collateral that secures the debt. If the debt under the Altra Credit Agreement were to be accelerated, we may not have the ability to refinance that debt, and if we can, the terms of such refinancing may be less favorable than the current financing terms under the Altra Credit Agreement. In the event that the indebtedness is accelerated, our assets may not be sufficient to repay in full all of our debt.

We face risks associated with our exposure to variable interest rates and foreign currency exchange rates.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist.  If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating debt rate. Further, we may need to renegotiate our indebtedness documents to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.  In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia, India and Brazil, we expect that an increasing percentage of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

We are exposed to swap counterparty credit risk that could materially and adversely affect our business, operating results, and financial condition.

From time to time, we rely on interest rate swap contracts and cross-currency swap contracts and hedging arrangements to effectively manage our interest rate and currency risk. Failure to perform under derivatives contracts by one or more of our counterparties could disrupt our hedging operations, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.

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

Changes in our tax rates or exposure to additional income tax liabilities or assessments could significantly affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions.  On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The U.S. Treasury Department and IRS continue to issue regulations with respect to implementing the TCJA and further regulations are expected to be issued.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the recent federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will adjust their policies in response to the recently enacted federal tax law. The impact of this tax reform as well as other tax laws and regulations in the U.S. or other countries where we do business on holders of our common stock and our operating results and financial position is uncertain and could be adverse.

Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the TCJA), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.  Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.

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

We face risks associated with the Stromag Acquisition and the Fortive Transaction.

In connection with the Stromag Acquisition and the Fortive Transaction, we are subject to substantially all of the liabilities of Stromag and the A&S Business, respectively, that were not satisfied on or prior to the corresponding closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Stromag and the A&S Business. Under the related purchase agreements, the sellers agreed to provide us with a limited set of representations and warranties, including with respect to outstanding and potential liabilities. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations, and there is no guarantee we would actually be able to recover all or any portion of the sums payable in connection with such breach.

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

The uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union could adversely affect our business and financial results.  The vote by the U.K. to leave the European Union could adversely affect us.

In a Referendum of the U.K. held on June 23, 2016, the UK voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations.  The formal process for U.K. leaving the E.U. began in March 2017, when the U.K. served notice to the European Council under Article 50 of the Treaty of Lisbon. The U.K. is currently due to exit the E.U. on March 29, 2019. The long-term nature of the U.K.’s relationship with the E.U. is unclear and there is considerable uncertainty when any withdrawal agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U. and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Discussions between the U.K. and the E.U. focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the U.K. Government and Parliament sustains the possibility of the U.K. leaving the E.U. on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. If the U.K. leaves the E.U. with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the United States, the E.U. and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. Brexit may also have unfavorable impacts on foreign currency exchange rates that increase our costs or reduce our reported results in dollar terms. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  Further, in the Brexit Referendum, Scotland voted to remain in the E.U., while England and Wales voted to exit. The disparity has renewed the Scottish independence movement. Scottish leaders have publicly stated that a second independence referendum will not be held until after the terms of the Brexit are clear; however, plans may change. Political issues and a potential breakup of the U.K. could create legal and economic uncertainty in the region and have a material adverse effect on the Company and other economies in which we operate. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business operations, results of operations and financial condition.

The market price of our common stock may fluctuate with market volatility.

The market price of our common stock has been volatile and may continue to fluctuate in response to a number of factors, some of which are beyond our control. The stock market in general, and the market prices of stocks of industrial companies in particular, have experienced significant price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results. Broad market fluctuations could adversely affect the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

It is not uncommon when the market price of a stock has been volatile for holders of that stock to institute securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit beyond any insurance coverage which we may have for such risks. Such a lawsuit could also divert the time and attention of our management. Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the market price of our common stock to fall.

Risks Related to the Fortive Transaction

The Fortive Transaction may not achieve its anticipated benefits.

We may not be able to successfully realize anticipated growth opportunities or integrate our business and operations with the A&S Business’s business and operations. Following completion of the Fortive Transaction, we have significantly more revenue, expenses, assets and employees than we did prior to the Fortive Transaction. In the Fortive Transaction, we assumed certain liabilities of the A&S Business and other obligations (including collective bargaining agreements and certain non-U.S. pension obligations with respect to transferred employees). We may not successfully or cost-effectively integrate the A&S Business’s business and operations into our existing business and operations. Even if we are able to integrate the combined businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities that we currently expect within the anticipated time frame, or at all.

The failure to successfully integrate the A&S Business into our business within the expected timetable could adversely affect our future results and the market price of our common stock.

The success of the Fortive Transaction depends, in large part, on our ability to realize the anticipated benefits of the Fortive Transaction to our sales and profitability. To realize these anticipated benefits, we must successfully integrate the A&S Business into our businesses.  This integration will be complex and time-consuming.  The failure to successfully integrate and manage the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the Fortive Transaction.

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

During 2018, we incurred one-time costs in connection with the Fortive Transaction, including approximately $69 million in transaction-related costs (of which $33 million will be capitalized), and we expect to incur approximately $24 in non-recurring implementation costs during the first three years from the A&S Closing Date that Altra management believes are necessary to realize the anticipated synergies from the Fortive Transaction. For the three months ended and the year ended December 31, 2018, acquisition-related costs included approximately $24 million and approximately $36 million, respectively, associated with advisory, legal, accounting, integration and other professional fees. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.

The substantial amount of indebtedness that we incurred to consummate the Fortive Transaction could materially adversely affect our financial conditions.

Our level of indebtedness increased in connection with the Fortive Transaction, as discussed in Note 10, Long Term Debt. Our increased level of indebtedness could have important consequences, including but not limited to:

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

We made significant accounting judgments and estimates for the application of acquisition accounting under GAAP, and the underlying valuation models.  Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate.

We may be required to recognize impairment charges for goodwill and other intangible assets.

The Fortive Transaction added approximately $2.9 billion of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, management periodically assesses these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect results of operations in the periods recognized.

Our business, financial condition and results of operations may be adversely affected if we cannot negotiate terms that are as favorable as those that Fortive had received prior to the closing of the Fortive Transaction.

Prior to consummation of the Fortive Transaction, certain functions (such as treasury, cash management, tax compliance, benefits, corporate development, internal audit, purchasing and information systems) for the A&S Business were generally performed or supported under centralized systems that were not transferred to us and, in some cases, under contracts that are also used for Fortive’s other businesses and which were not assigned to us with the A&S Business. In addition, some other contracts that Fortive or its subsidiaries are a party to on behalf of the A&S Business require consents of their parties to assign them. While Fortive, under the Transition Services Agreement, has agreed to provide us with certain limited services, there can be no assurance that we will be able to obtain those consents or negotiate terms that are as favorable as those Fortive had received when and if we replace these services with our own agreements for similar services.  Although we believe that we will be able to obtain any such consents or enter into new agreements for similar services, it is possible that the failure to obtain consents for or replace a significant number of these agreements for any of these services or to replace them on terms that as are as favorable as those Fortive had received could have a material adverse impact on our business, financial condition and results of operations.

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

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2018 are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Power Transmission Technologies	31	11	42	1,742,767	1,439,653
Automation & Specialty	21	7	28	—	719,488
Corporate(1)	—	2	2	104,288	21,853

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Power Transmission Technologies	16	17	6	3	42	—	11
Automation & Specialty	16	8	4	1	28	—	32
Corporate(1)	2	—	—	—	2	—	5

(1)	Shared services center, selective engineering functions, Corporate headquarters and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.

We are, from time to time, subject to a variety of litigation and other legal and regulatory claims incidental to our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Based on our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our business, financial condition and results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 26, 2019, the number of holders on record of our common stock was approximately 138.

Dividends

The Company declared and paid dividends of $0.68 per share of common stock for the year ended December 31, 2018. The Company declared and paid dividends of $0.66 per share for the year ended December 31, 2017.

On February 12, 2019, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2019, payable on April 2, 2019 to stockholders of record as of March 18, 2018.  See Note 18 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	2,405,781
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	2,405,781

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.

Issuer Repurchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	$30,000,000
November 1, 2018 to November 30, 2018	—	$—	—	$—
December 1, 2018 to December 31, 2018	—	$—	—	$—

(1)

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan, which was announced on October 21, 2016, replaced the previous share repurchase program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2013, through December 31, 2018, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 Index and the S&P Small Cap 600 Capped Industrials Index in each case assuming an initial investment of $100, assuming dividend reinvestment.

Item 6.Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Amounts in thousands, except per share data
	Year Ended December 31,
	2018	2017	2016	2015	2014
Net sales	$1,175,342	$876,737	$708,906	$746,652	$819,817
Cost of sales	799,231	600,961	486,774	518,189	570,948
Gross profit	376,111	275,776	222,132	228,463	248,869
Operating expenses:
Selling, general and administrative expenses	251,909	164,492	140,492	139,217	156,471
Research and development expenses	33,076	24,434	17,677	17,818	15,522
Impairment of intangible assets	—	—	6,568	—	—
Restructuring and consolidation costs	4,449	4,143	9,849	7,214	1,767
Total	289,434	193,069	174,586	164,249	173,760
Income from operations	86,677	82,707	47,546	64,214	75,109
Other non-operating income and expense:
Loss on partial settlement of pension plan	5,086	1,720	—	—	—
Interest expense, net	28,601	7,710	11,679	12,164	11,994
Loss on extinguishment of convertible debt	1,247	1,797	1,989	—	—
Other non-operating expense (income), net	(5)	353	(7)	963	(3)
Total	34,929	11,580	13,661	13,127	11,991
Income before income taxes	51,748	71,127	33,885	51,087	63,118
Provision for income taxes	16,407	19,700	8,745	15,744	22,936
Net income	35,341	51,427	25,140	35,343	40,182
Net loss (income) attributable to non-controlling interest	—	—	—	63	(15)
Net income attributable to Altra Industrial Motion Corp.	$35,341	$51,427	$25,140	$35,406	$40,167
Other Financial Data:
Depreciation and amortization, excludes amortization of deferred financing	$60,026	$36,025	$29,898	$30,121	$32,137
Purchases of fixed assets	(37,531)	(32,826)	(18,941)	(22,906)	(28,050)
Cash flow provided by (used in):
Operating activities	116,283	80,581	76,641	86,816	84,499
Investing activities	(989,379)	(26,722)	(206,908)	(21,705)	(42,294)
Financing activities	986,246	(74,048)	149,772	(55,783)	(53,965)
Weighted average shares, basic	37,868	28,949	25,719	26,064	26,713
Weighted average shares, diluted	38,380	29,064	25,872	26,109	27,403
Basic Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.93	$1.78	$0.97	$1.36	$1.50
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$0.92	$1.77	$0.97	$1.36	$1.47
Cash dividend declared	$0.68	$0.66	$0.60	$0.57	$0.46

	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$168,957	$51,994	$69,118	$50,320	$47,503
Total assets	4,337,243	920,657	869,824	632,332	676,402
Total debt, net of unaccreted discount	1,708,086	275,971	369,659	234,755	255,752
Long-term liabilities, excluding long-term debt	461,039	105,873	88,884	53,848	56,676

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Guardian in 2014, Stromag in December 2016, and the Fortive A&S Business in October 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislation, treaties, and tariffs both in and outside of the United States;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the Company’s risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the Tax Cuts and Jobs Act, and changes in the enforcement of laws;
•	the Company’s ability to attract and retain key executives and other personnel;
•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to implement and maintain its Enterprise Resource Planning (ERP) system;
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with transitioning from LIBOR to a replacement alternative reference rate;
•	the risks associated with the Company’s being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with the Company’s exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Stromag Acquisition and the Fortive Transaction;
•	other risks associated with the Fortive Transaction, including;
o	lost sales and customers as a result of customers of Altra or the A&S Business deciding not to do business with us;
o	risks associated with managing a larger and more complex business;
o	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;
o	the loss of key employees;
o	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
o	possible inconsistencies in standards, controls, procedures, policies and compensation structures;
o	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
o	potential unknown liabilities and unforeseen expenses associated with the Fortive Transaction;
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

General

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission motion control (“PTMC”) products. Our technologies are used in various motion related applications and across a wide variety of high-volume manufacturing and non-manufacturing processes in which reliability and precision are critical to avoid costly down time and enhance the overall efficiency of operations.

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years.  We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, Kaman Corporation and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. As of December 31, 2018, the initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is not complete.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general.  Since completing the Fortive Transaction on October 1, 2018, our focus has been on the integration of the A&S Business and we have substantially completed the tactical components of that integration.  In the quarter ended December 31, 2018, the addition of the A&S Business began to have a favorable impact on our financial performance.  Looking forward, our strategic priorities are to continue to capitalize on our strong cash generation to de-lever our balance sheet while also implementing best practices from the Altra Business System to optimize sales growth and accelerate profitability, primarily through supply chain management, leveraging technology to drive innovation, and executing on organic growth and cross-selling opportunities.

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

Inventory.    Inventories are generally stated at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor, and production overhead.  Market is defined as net realizable value. We state inventories acquired through acquisitions at their fair value at the date of acquisition based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and, for work-in-process, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents, in-process research and development (“IPR&D”) and goodwill. In valuing the customer relationships, trade names and trademarks and product technology, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 1% to 12% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 7 years to 29 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill, trade names and trademarks and IPR&D are considered indefinite lived assets. Our trade names and trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. The Company has determined that its Power Transmission Technologies (“PTT”) reporting segment is comprised of five reporting units. The Company has also determined that its A&S Business reporting segment is comprised of four reporting units.

As part of the annual goodwill impairment assessment we performed a quantitative assessment and estimated the fair value of each of our five reporting units in the PTT segment using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long-term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our goodwill fair value analysis. Our annual goodwill impairment analysis in 2018 indicated that in all instances, the fair values of our operating units exceeded their carrying values and consequently did not result in an impairment charge. Given the excess fair value, we believe that a significant change in key valuation assumptions, including a decrease in revenues or profitability, or an increase in the discount rate, would not result in an indication of impairment.

Because of the timing of the A&S acquisition and due to the fact that purchase accounting is not complete, we have performed a qualitative assessment to determine whether the fair value of the A&S reporting units are more likely than not less than the carrying value ("Step 0").  Based on the assessment, the Company concluded that it was more likely than not that the fair values of the A&S reporting units were greater than the respective carrying amount, and as a result, did not proceed to further impairment testing.

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

For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We compared the estimated fair value of the trademarks with the carrying value of the trademarks and did not identify any impairment as of December 31, 2018.

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

Recent Accounting Standards

See the discussion of critical accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2018.

Results of Operations.

Amounts in thousands, except percentage data

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,175,342	$876,737	$708,906
Cost of sales	799,231	600,961	486,774
Gross profit	376,111	275,776	222,132
Gross profit percentage	32.0%	31.5%	31.3%
Selling, general and administrative expenses	251,909	164,492	140,492
Research and development expenses	33,076	24,434	17,677
Impairment of intangible assets	—	—	6,568
Restructuring costs	4,449	4,143	9,849
Income from operations	86,677	82,707	47,546
Loss on partial settlement of pension plan	5,086	1,720	—
Interest expense, net	28,601	7,710	11,679
Loss on extinguishment of debt	1,247	1,797	1,989
Other non-operating (income) expense, net	(5)	353	(7)
Income before income taxes	51,748	71,127	33,885
Provision for income taxes	16,407	19,700	8,745
Net income	$35,341	$51,427	$25,140

Segment Performance.

Amounts in thousands, except percentage data

	Years Ended December 31,
	2018	2017	2016
Net Sales:
Power Transmission Technologies	$935,019	$876,737	$708,906
Automation & Specialty	241,710	—	—
Intra-segment eliminations	(1,387)	—	—
Net sales	$1,175,342	$876,737	$708,906
Income from operations:
Segment earnings:
Power Transmission Technologies	$118,181	$97,227	$70,065
Automation & Specialty	27,905	—	—
Corporate	(54,960)	(10,377)	(12,670)
Restructuring and consolidation costs	(4,449)	(4,143)	(9,849)
Income from operations	$86,677	$82,707	$47,546

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Net sales	$1,175,342	$876,737	$298,605	34.1%

Net Sales.    The increase in net sales during the year ended December 31, 2018 is primarily due to increased sales resulting from the acquisition of the A&S Business in the amount of $241.7 million. Excluding the impact of A&S sales, net sales increased $56.9 million compared to the prior year.  Changes in foreign exchange had a favorable impact on net sales of $14.6 million compared to the prior year, primarily driven by the Euro. Price also had a favorable impact during the year of $10.9 million. The remainder of the increase is due to higher sales as a result of increased volumes arising from the improvement in certain end-markets.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Gross Profit	376,111	275,776	100,335	36.4%
Gross Profit as a percent of Net sales	32.0%	31.5%

Gross profit.    Gross profit as a percentage of net sales increased slightly during the year ended December 31, 2018 primarily due to the acquisition of the A&S Business. This increase was partially offset by the impact of amortization of acquired inventory related to the A&S acquisition in the amount of $14.2 million recorded at fair value rather than cost.  Absent this fair value adjustment, the gross profit as a percent of net sales for the year ended December 31, 2018 would have been 33.2%.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Selling, general and administrative expense (“SG&A”)	$251,909	$164,492	$87,417	53.1%
SG&A as a percent of Net sales	21.4%	18.8%

Selling, general and administrative expenses.    For the year ended December 31, 2018, SG&A as a percentage of net sales increased primarily due to costs associated with the acquisition of the A&S Business.  The increase was partially driven by the inclusion of $47.2 million of SG&A related to the A&S Business including $15.6 million of amortization expense. In addition, the Company incurred approximately $36.2 million in acquisition related expenses and also recorded additional stock compensation expense of $2.8 million.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Research and development expenses (“R&D”)	$33,076	$24,434	$8,642	35.4%

Research and development expenses.     Research and development expenses increased due to the inclusion of R&D expenses for the A&S Business for the year ended December 31, 2018 in the amount of approximately $9.1 million. We expect research and development costs to approximate 2.0% - 3.0% of sales in future periods.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Restructuring Costs	$4,449	$4,143	$306	7.4%

Restructuring costs.    During 2015 the we adopted the 2015 Altra Plan in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline our cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. We do not expect to incur any additional material costs as a result of the 2015 Altra Plan.  We took restructuring actions under the 2015 Altra Plan that realized approximate annual savings of $0.7 million and $3.0 million in 2018 and 2017, respectively.  We estimate future annual savings for 2019 to be approximately $0.1 million.  The cost savings through 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $2.0 million and $5.4 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.2 million and $0.5 million, respectively.  The total 2015 Plan savings are in line with our expectations.

During the quarter ended September 30, 2017, the we commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  We expect to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.  We have achieved annual savings of $1.4 million during the fiscal year ended December 31, 2018 under the 2017 Altra Plan and estimates additional future savings during 2019 to be approximately $2.3 million.  The cost savings for the year ended December 31, 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $0.4 million and $0.7 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.6 million and $1.7 million, respectively.  The total 2017 Altra Plan savings are in line with our expectations.

During 2019, the we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $15 - $25 million in restructuring expenses under the 2019 Altra Plan over the next 4 years, primarily related to plant consolidation and headcount reductions.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Interest Expense, net	$28,601	$7,710	$20,891	271.0%

Interest expense.    Interest expense increased for the year ended December 31, 2018 primarily due to the new debt instruments that the Company used to finance the acquisition of the A&S Business. We expect our interest expense in 2019 to increase as a result of additional borrowings to finance a portion of the purchase price for the acquisition of the A&S Business.

Amounts in thousands, except percentage data	Years Ended December 31,
	2018	2017	Change	%
Provision for income taxes	16,407	19,700	$(3,293)	(16.7)%
Provision for income taxes as a % of income before income taxes	31.7%	27.7%

Provision for income taxes.     The provision for income tax as a percentage of income before income taxes during the year ended December 31, 2018 was higher than that of 2017 due to non-deductible acquisition related costs coupled with GILTI tax as a result of the 2017 Tax Cut and Jobs Act in the United States. The provision for income taxes for 2017 reflected an increase in the tax provision of $7.4 million based on the recognition of a provisional U.S. tax charge for the deemed repatriation of foreign earnings as a result of the Tax Cut and Jobs Act which was offset by a benefit of $7.8 million derived from the revaluation of net deferred tax liabilities. Going forward the Company expects its consolidated tax rate to be approximately 25% to 27%.

Segment Performance

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $935.0 million in the year ended December 31, 2018, an increase of approximately $58.3 million or 6.6%, from the year ended December 31, 2017.  The increase was due to the recovery of certain end markets and the favorable impact of foreign exchange, primarily by the euro of approximately $14.7 million.  Segment operating income increased by approximately $21.0 million compared to the prior year.

Automation & Specialty

Net sales in the Automation & Specialty business segment were $241.7 million from the acquisition date of October 1, 2018 through December 31, 2018.  Our gross profit margin for the same period increased by 170 basis points from 30.7% to 32.3%.  This increase of gross profit margin was partially offset by the impact of amortization of acquired inventory related to the A&S acquisition of $14.2 million recorded at fair value rather than cost.  Absent this fair value adjustment, the gross profit margin for the three-month period ended December 31, 2018 would have been 35.4%, an increase of 470 basis points.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Net sales	$876,737	$708,906	$167,831	23.7%

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

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Gross Profit	$275,776	$222,132	$53,644	24.1%
Gross Profit as a percent of Net sales	31.5%	31.3%

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

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Selling, general and administrative expense (“SG&A”)	$164,492	$140,492	$24,000	17.1%
SG&A as a percent of Net sales	18.8%	19.8%

Selling, general and administrative expenses.    The vast majority of the increase in SG&A was due to the inclusion of SG&A related to the Stromag business.  The decline of SG&A as a percentage of sales is primarily due to facility consolidation and restructuring activities.

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Research and development expenses (“R&D”)	$24,434	$17,677	$6,757	38.2%

Research and development expenses.     Research and development expenses increased due to the inclusion of Stromag for the year ended December 31, 2017. Research and development expenses remained consistent as a percentage of sales compared to the prior year.

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Restructuring Costs	$4,143	$9,849	$(5,706)	(57.9)%

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

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Interest Expense, net	$7,710	$11,679	$(3,969)	(34.0)%

Interest expense.    Interest expense decreased significantly during the period as a result of the conversion and redemption of our Convertible Notes, in December 2016 and January 2017, and the favorable impact of the cross-currency interest rate swaps despite the higher borrowing under our 2015 Revolving Credit Facility from the Stromag Acquisition.

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Other non-operating expense/(income), net	$353	$(7)	$360	(5142.9)%

Other non-operating expense (income).    Other non-operating expense (income) in each period in the chart above relates primarily to changes in foreign currency, primarily the Euro, British Pound, and Chinese Renminbi.

Amounts in thousands, except percentage data	Years Ended December 31,
	2017	2016	Change	%
Provision for income taxes	$19,700	$8,745	$10,955	125.3%
Provision for income taxes as a % of income before income taxes	27.7%	25.8%

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

Segment Performance

Power Transmission Technologies.

Net sales in the Power Transmission Technologies segment were $876.7 million in the year ended December 31, 2017, an increase of approximately $167.8 million or 23.7%, from the year ended December 31, 2016.  Approximately $137.9 million of the increase was due to the inclusion of sales from the newly acquired Stromag business for the year. Segment operating income increased by approximately $35.2 million compared to the prior year, primarily as a result of the addition of Stromag. The remainder of the increase was due to a modest recovery in certain end markets.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility. At December 31, 2018, we have the ability under the Altra Revolving Credit Facility to borrow an additional $295.8 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

On October 1, 2018, we consummated the Fortive Transaction.  The aggregate purchase price for the A&S Business was approximately $2,855.7 million, subject to certain post-closing adjustments, and consisted of (i) $1,400.0 million of cash transferred to Fortive and (ii) shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million.  The value of the common stock was based on the closing stock price on the A&S Closing Date of $41.59.  We financed the cash portion of the Fortive Transaction with the Altra Credit Facilities (as defined herein).

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility (as defined herein), we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Altra Credit Facilities (as defined herein), fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. In the event additional funds are needed for operations, we could attempt to obtain new debt and/or refinance existing debt, or attempt to raise capital in the equity markets.  There can be no assurance however that additional debt or equity financing will be available on commercially acceptable terms, if at all.

Notes

On September 26, 2018, Stevens Holding Company, Inc., a wholly owned subsidiary of the Company (“Stevens Holding”), announced the pricing of $400 million aggregate principal amount of Stevens Holding’s 6.125% senior notes due 2026 (the “Notes”) in a private debt offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Private Placement”). On October 1, 2018, the Private Placement closed, and Stevens Holding sold $150 million aggregate principal amount of the Notes (the “Primary Notes”) and an unaffiliated selling securityholder sold $250 million aggregate principal amount of the Notes (the “Selling Securityholder Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be April 1, 2019. The Notes may be redeemed at the option of Stevens Holding on or after October 1, 2023, in the manner and at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the date of redemption. The Notes are guaranteed on a senior unsecured basis by Altra and certain of its domestic subsidiaries.

The unaffiliated selling securityholder received the Selling Securityholder Notes from Fortive prior to the closing of the Private Placement in exchange for certain outstanding Fortive debt held or acquired by the unaffiliated selling securityholder.  Stevens Holding used the net proceeds of the Primary Notes to fund a dividend payment to Fortive prior to the consummation of the Merger, and Stevens Holding did not receive any proceeds from the sale of the Selling Securityholder Notes.

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

The Altra Credit Facilities are guaranteed on a senior secured basis by Altra and by each direct or indirect wholly owned domestic subsidiary of Altra, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.52% at December 31, 2018.

Revolving borrowings and issuances of letters of credit under the Altra Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The Altra Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness and asset sales and mergers.  In addition, the Altra Credit Agreement requires that Altra maintain a specified maximum senior secured leverage ratio and a specified minimum interest coverage ratio.  The obligations of the borrowers of the Altra Credit Facilities under the Altra Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representation and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgements, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

2015 Credit Agreement

On October 22, 2015, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V., one of the Company’s foreign subsidiaries (collectively with the Company, the “Borrowers”), the lenders party to the Second Amended and Restated Credit Agreement from time to time (collectively, the “Lenders”), J.P, Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), to be guaranteed and secured by certain domestic subsidiaries of the Company, and which may be amended from time to time (the “2015 Credit Agreement”).

Under the 2015 Credit Agreement, the amount of the Company’s revolving credit facility was $350 million (the “2015 Revolving Credit Facility”).  Prior to October 2018, the amounts available under the 2015 Revolving Credit Facility were used for general corporate purposes, including acquisitions, and to repay existing indebtedness.

Prior to October 2018, the amounts available under the 2015 Revolving Credit Facility could be drawn upon in accordance with the terms of the 2015 Credit Agreement. All amounts outstanding under the 2015 Revolving Credit Facility were due on the stated maturity or such earlier time, if any, required under the 2015 Credit Agreement. The amounts owed under the 2015 Revolving Credit Facility could be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the 2015 Revolving Credit Facility was calculated using either an ABR Rate or Eurodollar Rate, plus the applicable margin. A portion of the 2015 Revolving Credit Facility could also be used for the issuance of letters of credit, and a portion of the amount of the 2015 Revolving Credit Facility was available for borrowings in certain agreed upon foreign currencies.

The 2015 Credit Agreement contained various affirmative and negative covenants and restrictions, which among other things, required the Borrowers to provide certain financial reports to the Lenders, required the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, limited maximum annual capital expenditures, and limited the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The 2015 Credit Agreement also contained customary events of default.

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

On December 12, 2016, the Company gave notice to The Bank of New York Mellon Trust Company, N.A., the Trustee under the Indenture governing the Convertible Notes (the “Indenture”) of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal amount of approximately $39.3 million were converted, resulting in the issuance of approximately 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately $1.9 million and the carrying value of the remaining Convertible Notes was $42.9 million net of unamortized discount as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal amount of approximately $44.7 million were converted resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash. The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017. All Convertible Notes were converted or redeemed as of January 12, 2017.

Borrowings

Below is a summary of borrowings as of and for the years ended December 31, 2018 and 2017, respectively:

	Amounts in millions
	Years Ended December 31,
	2018	2017
Debt:
Term loan	$1,320.0	$—
Revolving credit facility	—	262.9
Notes	400.0	—
Mortgages and other	13.5	12.8
Capital leases	0.5	0.2
Total debt	$1,734.0	$275.9

Below is a reconciliation of net debt for the year ended December 31, 2018:

	Amounts in millions
	Years Ended December 31,
	2018	2017
Debt	$1,734.0	$275.9
Cash	(169.0)	(51.9)
Net debt	$1,565	$224

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31, 2018 and 2017, respectively.

	2018	2017	Change
Cash and cash equivalents at the beginning of the year	$51,994	$69,118	$(17,124)
Cash flows provided by (used in) operating activities	116,283	80,581	35,702
Cash flows provided by (used in) in investing activities	(989,379)	(26,722)	(962,657)
Cash flows provided by (used in) financing activities	986,246	(74,048)	1,060,294
Effect of exchange rate changes on cash and cash equivalents	3,813	3,065	748
Cash and cash equivalents at the end of the period	$168,957	$51,994	$116,963

Cash Flows for 2018

Funds provided by operating activities totaled approximately $116.3 million for fiscal 2018, a significant portion of which resulted from cash provided by net income of $35.3 million. In addition, the net impact of the add-back of certain non-cash items including depreciation, amortization, stock-based compensation,  loss on disposal of fixed assets,  loss on settlement of partial pension plan, deferred financing costs, accretion of debt discount, benefit for deferred taxes, amortization of inventory fair value adjustment, and non-cash gain on foreign currency was approximately $79.2 million.  Also, a net increase in current assets and liabilities provided cash of approximately $1.8 million.

Net cash used in investing activities for the year ended December 31, 2018 increased approximately $962.7 million due to the acquisition of the A&S Business on October 1, 2018 for $949.2 million, net of cash received.

Net cash used in financing activities in the year ended December 31, 2018 as compared to the year to date period ended December 31, 2017 increased by $1,060.3 million. In 2018, cash from financing activities was driven by the borrowing of $1,340.0 million under the Altra Term Loan Facility, offset by payments of $281.6 million for the termination of the 2015 Credit Facility.  In 2017, we used our cash to pay down approximately $51.6 million of debt.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases and to pay dividends to our stockholders. As of December 31, 2018, we have approximately $87.2 million of cash and cash equivalents held by foreign subsidiaries. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Altra Credit Facilities provide additional potential sources of liquidity should they be required.

Cash Flows for 2017

Amounts in thousands, except percentage data

	2017	2016	Change
Cash and cash equivalents at the beginning of the period	$69,118	$50,320	$18,798
Cash flows from operating activities	80,581	76,641	3,940
Cash flows from investing activities	(26,722)	(206,908)	180,186
Cash flows from financing activities	(74,048)	149,772	(223,820)
Effect of exchange rate changes on cash and cash equivalents	3,065	(707)	3,772
Cash and cash equivalents at the end of the period	$51,994	$69,118	$(17,124)

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

Net cash used in financing activities in the year ended December 31, 2017 as compared to the year to date period ended December 31, 2016 decreased $223.8 million. In December 2016 we borrowed approximately $200 million under our 2015 Revolving Credit Facility for the Stromag Acquisition.   In 2017, we used our cash to pay down approximately $51.6 million of debt.

As of December 31, 2017, we had approximately $44.9 million of cash and cash equivalents held by foreign subsidiaries that were subject to the Transition Toll Tax under the 2017 Tax Act, see Note 8 to the consolidated financial statements.

Capital Expenditures

We made capital expenditures of approximately $37.5 million and $32.8 million in the years ended December 31, 2018 and 2017, respectively.  The increase in capital expenditures during 2018 was due to the addition of the A&S Business.  These capital expenditures will support on-going business needs. In 2019, we forecast capital expenditures to be in the range of $60.0 million to $65.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$15,257	$11,178	$7,774	$6,126	$4,433	$5,147	$49,915
Capital leases	134	142	150	131	—	—	557
Heidelberg Germany mortgage(1)	194	194	194	194	194	60	1,030
Esslingen Germany mortgage(2)	—	—	—	—	—	6,868	6,868
Zlate Moravce, Slovakia(3)	486	486	486	—	—	—	1,458
Angers France mortgage(4)	223	223	223	223	223	538	1,653
Term Loan(5)	13,400	13,400	13,400	13,400	13,400	1,253,000	1,320,000
Altra Revolving Credit Facility(5)	—	—	—	—	—	—	—
Notes(6)	—	—	—	—	—	400,000	400,000
Working Capital Line of Credit(7)	2,461	—	—	—	—	—	2,461
Total contractual cash obligations	$32,155	$25,623	$22,227	$20,074	$18,250	$1,665,613	$1,783,942

(1)

A foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €0.9, or $1.0, at December 31, 2018.

(2)

A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the expansion of its facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0, or $6.9, at December 31, 2018. The principal portion of the mortgage will be due in a lump-sum payment in July 2028.

(3)

During 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2018, the total principal outstanding was €1.3 million, or $1.5 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2020, with an interest rate of 1.95%.

(4)

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the expansion of its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €1.5 million, or $1.7 million, at December 31, 2018.

(5)

We have up to $300.0 million of total borrowing capacity, through October 1, 2025, under the Altra Revolving Credit Facility of which $295.8 million is currently available. As of December 31, 2018 and 2017, there were $4.2 million and $3.5 million of outstanding letters of credit under the Altra Revolving Credit Facility and the 2015 Revolving Credit Facility.  We have variable monthly and/or quarterly cash interest requirements due on the Altra Revolving Credit Facility through October 2025, which are not included in the above table.

(6)

We assumed $400 million aggregate principal amount of 6.125% Senior Notes due 2026, upon the closing of the Fortive Transaction. The Notes will mature on October 1, 2026. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

(7)	A foreign subsidiary of the Company has a line of credit used for operating purposes. As of December 31, 2018, the Company had $13 million Turkish Lira or $3.0 million USD outstanding.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2018, there were no funding requirements for 2019 to 2023. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

Stock-based Compensation

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's stockholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or grants awarded under our prior 2004 Equity Incentive Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan. An amendment to the 2014 Plan to, among other things, make an additional 2,200,000 shares of common stock available for grant under the 2014 Plan was approved by the Company’s stockholders at the special meeting of stockholders on September 4, 2018.

As of December 31, 2018, there were 823,573 shares of unvested restricted stock outstanding under the 2014 Plan. The remaining compensation cost to be recognized through 2021 is $21.4 million. Based on the stock price at December 31, 2018, of $25.15 per share, the intrinsic value of these awards as of December 31, 2018, was $20.7 million.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated the impact of the U.S. Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.4 million.  In addition, we recognized a benefit totaling $7.8 million upon the remeasurement of our net deferred tax liabilities from 35% to 21%.

Seasonality

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, sales to OEMs are often stronger immediately preceding and following the launch of new products. In addition, we experience seasonality in our turf and garden business. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts. However, as a whole, we are not subject to material seasonality.
Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation although there can be no assurance that inflation will not increase in future periods. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, with the exception of the interest rate and cross currency swaps described below, we do not utilize any other derivative instruments to manage these risks.

Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2018, approximately 46% of our revenues and approximately 52% of our total operating income were denominated in foreign currencies. To hedge a portion of this risk, the Company entered in to a cross-currency swap agreement to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2018. As of December 31, 2018, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.4% and 4.7%, respectively.

Currency transaction exposure.    Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis. The Company enters into contractual derivative arrangements to manage changes in market conditions, related foreign currency exposure and occasionally on commodity prices.

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Altra Credit Facilities that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using the Eurodollar rate, plus the applicable margin. As of December 31, 2018, we had $1,320.0 million in borrowings under our Altra Credit Facilities. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $13.2 million. We have entered into interest rate swap agreements with respect to approximately $650 million of our variable interest rate borrowings and as a result those borrowings would not be impacted by such a hypothetical change in interest rates.

We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into cross-currency interest rate swaps in 2018 to manage the cash flow risk caused by interest rate and foreign exchange changes on outstanding borrowings under the Altra Credit Agreement of $600 million related to the Company’s foreign financing of the acquisition of the A&S Business.  We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point increase in the Euro swap curve would have resulted in a decrease of approximately $11.1 million in the fair value of these swaps, while a 10% increase in the foreign exchange rate between the Euro and US Dollar would have resulted in a decrease of approximately $65 million in the fair value of these swaps.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

          Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 1, 2019

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in thousands, except share and per share amounts

	Years Ended December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$168,957	$51,994
Trade receivables, less allowance for doubtful accounts of $5,628 and $4,542 at December 31, 2018 and 2017, respectively	259,815	135,499
Inventories	231,172	145,611
Income tax receivable	10,172	6,634
Prepaid expenses and other current assets	33,095	17,344
Assets held for sale	696	1,081
Total current assets	703,907	358,163
Property, plant and equipment, net	364,433	191,918
Intangible assets, net	1,585,728	159,613
Goodwill	1,662,341	206,040
Deferred income taxes	4,931	2,608
Other non-current assets, net	15,903	2,315
Total assets	$4,337,243	$920,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,790	$68,014
Accrued payroll	56,979	32,091
Accruals and other current liabilities	79,611	32,921
Income tax payable	7,542	9,082
Current portion of long-term debt	17,188	384
Total current liabilities	337,110	142,492
Long-term debt - less current portion	1,690,898	275,587
Deferred income taxes	393,217	52,250
Pension liabilities	31,976	25,038
Long-term taxes payable	5,418	6,322
Other long-term liabilities	30,428	22,263
Commitments and Contingencies (See Note 15)
Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized, 64,186,308 and 29,058,117 issued and outstanding at December 31, 2018 and 2017, respectively)	64	29
Additional paid-in capital	1,687,121	223,336
Retained earnings	232,604	223,204
Accumulated other comprehensive loss	(71,593)	(49,864)
Total stockholders’ equity	1,848,196	396,705
Total liabilities and stockholders’ equity	$4,337,243	$920,657

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,175,342	$876,737	$708,906
Cost of sales	799,231	600,961	486,774
Gross profit	376,111	275,776	222,132
Operating expenses:
Selling, general and administrative expenses	251,909	164,492	140,492
Research and development expenses	33,076	24,434	17,677
Impairment of intangible assets	—	—	6,568
Restructuring costs	4,449	4,143	9,849
	289,434	193,069	174,586
Income from operations	86,677	82,707	47,546
Other non-operating income and expense:
Loss on partial settlement of pension plan	5,086	1,720	—
Interest expense, net	28,601	7,710	11,679
Loss on write-off of deferred financing and extinguishment of convertible debt	1,247	1,797	1,989
Other non-operating (income) expense, net	(5)	353	(7)
	34,929	11,580	13,661
Income before income taxes	51,748	71,127	33,885
Provision for income taxes	16,407	19,700	8,745
Net income	$35,341	$51,427	$25,140
Weighted average shares, basic	37,868	28,949	25,719
Weighted average shares, diluted	38,380	29,064	25,872
Net income per share:
Basic	$0.93	$1.78	$0.97
Diluted	0.92	1.77	0.97
Cash dividend declared per share	0.68	0.66	0.60

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in thousands, except per share data

	Years Ended December 31,
	2018	2017	2016
Net income	$35,341	$51,427	$25,140
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	4,291	1,066	—
Pension liability adjustment, net of tax	(810)	924	139
Change in fair value of derivative financial instrument, net of tax	(12,490)	194	(506)
Foreign currency translation adjustment, net of tax	(12,720)	24,038	(11,887)
Total other comprehensive (loss) income:	(21,729)	26,222	(12,254)
Total comprehensive income	$13,612	$77,649	$12,886

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$26	25,773	$124,834	$181,539	$(63,832)	$242,567
Stock-based compensation and vesting of restricted stock	—	74	2,893	—	—	2,893
Net income	—	—	—	25,140	—	25,140
Conversion of convertible debt	1	1,536	45,285	—	—	45,286
Dividends declared, $0.60 per share	—	—	—	(15,571)	—	(15,571)
Change in fair value of interest rate swap, net of $52 tax	—	—	—	—	(506)	(506)
Minimum pension adjustment, net of $111 tax	—	—	—	—	139	139
Cumulative foreign currency translation adjustment	—	—	—	—	(11,887)	(11,887)
Repurchases of common stock	—	(177)	(4,713)	—	—	(4,713)
Balance at December 31, 2016	$27	27,206	$168,299	$191,108	$(76,086)	$283,348
Stock-based compensation and vesting of restricted stock	—	104	3,186	—	—	3,186
Net income	—	—	—	51,427	—	51,427
Conversion of convertible debt	2	1,748	51,851	—	—	51,853
Dividends declared, $0.66 per share	—	—	—	(19,331)	—	(19,331)
Change in fair value of interest rate swap, net of $101 tax	—	—	—	—	194	194
Minimum pension adjustment, net of $1,118 tax	—	—	—	—	1,990	1,990
Cumulative foreign currency translation adjustment	—	—	—	—	24,038	24,038
Balance at December 31, 2017	$29	29,058	$223,336	$223,204	$(49,864)	$396,705
Stock-based compensation and vesting of restricted stock	—	—	5,094	—	—	5,094
Net income	—	—	—	35,341	—	35,341
Common stock and restricted stock issued in A&S acquisition	35	35,128	1,458,691	—	—	1,458,726
Dividends declared, $0.68 per share	—	—	—	(25,941)	—	(25,941)
Change in fair value of derivative financial instruments, net of $3.3 million tax	—	—	—	—	(12,490)	(12,490)
Minimum pension adjustment, net of $0.1 million tax	—	—	—	—	3,481	3,481
Cumulative foreign currency translation adjustment	—	—	—		(12,720)	(12,720)
Balance at December 31, 2018	$64	64,186	$1,687,121	$232,604	$(71,593)	$1,848,196

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in thousands

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$35,341	$51,427	$25,140
Adjustments to reconcile net income to net cash flows:
Depreciation	34,832	26,511	21,604
Amortization of intangible assets	25,194	9,514	8,294
Amortization of deferred financing costs	1,146	599	802
Amortization of inventory fair value adjustment	14,221	2,347	—
Accretion of debt discount, net	119	—	4,005
Loss on disposals, impairments and other	263	965	8,532
Loss on extinguishment of debt	1,247	1,797	1,989
Loss on partial settlement of pension plans	5,086	1,720	—
Gain on settlement of cross currency swap	(941)	—	—
(Benefit) provision for deferred taxes	(10,105)	(8,012)	(2,850)
Stock based compensation	8,130	5,274	4,230
Changes in assets and liabilities, net of assets acquired:
Trade receivables	1,527	(8,103)	(4,140)
Inventories	(14,012)	(2,379)	2,324
Accounts payable and accrued liabilities	23,377	(2,994)	4,333
Other current assets and liabilities	(9,436)	(3,178)	529
Other operating assets and liabilities	294	5,093	1,849
Net cash provided by operating activities	116,283	80,581	76,641
Cash flows from investing activities
Purchase of property, plant and equipment	(37,531)	(32,826)	(18,941)
Proceeds from sale of property	—	3,221	—
Acquisition of Stromag and Guardian businesses, net of cash acquired	—	2,883	(187,967)
Acquisition of Aluminium Die Casting, net of cash acquired	(2,663)	—	—
Acquisition of Automation and Specialty, net of cash acquired	(949,185)	—	—
Net cash used in investing activities	(989,379)	(26,722)	(206,908)
Cash flows from financing activities
Payments of debt issuance costs	(29,863)	—	(650)
Payments on term loan facility	(20,000)	—	—
Payments on Revolving Credit Facility	(281,613)	(79,536)	(31,861)
Dividend payments	(19,960)	(18,259)	(11,667)
Cash paid for redemption of convertible debt	—	(954)	—
Borrowing under term loan facility	1,336,650	—	—
Borrowing under Revolving Credit Facility	19,000	27,958	200,579
Payments of equipment, working capital notes, mortgages and other debt	(932)	(1,168)	(3,308)
Proceeds from equipment, working capital notes, mortgages and other debt	—	—	2,729
Shares surrendered for tax withholding	(3,036)	(2,089)	(1,337)
Settlement of cross currency swap	(14,000)	—	—
Purchases of common stock under share repurchase program	—	—	(4,713)
Net cash provided by (used in) by financing activities	986,246	(74,048)	149,772
Effect of exchange rate changes on cash and cash equivalents	3,813	3,065	(707)
Net change in cash and cash equivalents	116,963	(17,124)	18,798
Cash and cash equivalents at beginning of year	51,994	69,118	50,320
Cash and cash equivalents at end of period	$168,957	$51,994	$69,118
Cash paid during the period for:
Interest paid on borrowings	$21,242	$6,921	$7,161
Income taxes paid	$34,056	$23,607	$10,855

Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$3,358	$222	$459
Conversion of convertible senior notes to common stock	$—	$51,853	$45,286
Fair value of common stock and restricted stock issued for acquisition of business	$1,458,691	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in thousands (unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in seventeen countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, Portescap, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2018	2017	2016
Shares used in net income per common share - basic	37,868	28,949	25,719
Dilutive effect of the equity premium on Convertible Notes at the average price of common stock	—	—	132
Incremental shares of unvested restricted common stock	512	115	21
Shares used in net income per common share - diluted	38,380	29,064	25,872

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
•

Level 2- Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived.

•	Level 3- Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1.

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including cross-currency swaps and interest rate swaps included in Note 14.

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement of $1,320.0 million approximates the fair value due to the variable rate and the fact that the agreement was negotiated in October 2018 there have been no significant changes in our credit rating or pricing of similar debt. The carrying amount of the notes was $400 million and the estimated fair value of the Notes was $397.0 million, respectively, at December 31, 2018.

During the year ended December 31, 2016, the company recorded an impairment of $0.9 million with respect to its former facility in Changzhou, China. The Company estimated the fair value of the buildings based on appraisals and sales prices of like properties (level 2).

During the fourth quarter of 2016, the Company recognized an impairment of the TB Woods trademark, part of the Power Transmission Technologies segment, totaling $6.6 million. The fair value of the trademark was measured using an income approach (Level 3 inputs) that required management to estimate future cash flows underlying the trademark and discounting those projections to arrive at the present value of those projected cash flows. The significant inputs include projected cash flows, an assumed royalty rate and the discount rate.

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

Inventories

Inventories are generally stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

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

Depreciation of property, plant and equipment, including capital leases is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	7 to 45 years
Machinery and equipment	2 to 15 years
Capital lease	Life of lease

Leasehold improvements are depreciated on a straight-line basis over the estimated life of the asset or the life of the lease, if shorter.

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangible assets represent product technology, patents, tradenames, trademarks, customer relationships, and in-process research and development (“IPR&D”). Product technology, patents and customer relationships are amortized on a straight-line basis over 7 to 29 years, which approximates the period of economic benefit. The tradenames, trademarks, and IPR&D are considered indefinite-lived assets and are not being amortized. Amortization of the IPR&D asset will commence when the asset is placed into service. Intangibles are stated at fair value on the date of acquisition. Intangibles are stated net of accumulated amortization.

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

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. The Company did not identify any impairment of goodwill during the periods presented.

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 2.0%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks. For 2018 and 2017 there were no impairments related to any of our trademarks or other intangibles.

Preparation of forecasts of revenue and profitability growth for use in the long-range plan and the discount rate require significant use of judgment. Changes to the discount rate and the forecasted cash flows could affect the estimated fair value of one or more of the Company’s reporting units and intangible assets and could result in an impairment charge in a future period.

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

Our sales revenue for product sales is recognized based on a point in time model, at the point control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location. Certain large distribution customers receive annual volume discounts, which are estimated at the time the sale is recorded based on the estimated annual sales, subject to a constraint. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 2 (Revenue Recognition) to the consolidated financial statements for further disclosures and detail regarding revenue.

Prior to the adoption of ASC 606, product revenues were recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurred upon shipment to the customer. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

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

Self-Insurance

Certain exposures are self-insured up to pre-determined amounts, above which third-party insurance applies, including exposures for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates. The costs of retained loss for the self-insurance programs, at each balance sheet date, have not been material in any period.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $4.3 million, $3.4 million and $2.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Loss for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive loss by component, January 1, 2016	$(140)	$(5,807)	$(57,885)	$(63,832)
Net current-period other comprehensive income loss, net of tax	(506)	139	(11,887)	(12,254)
Accumulated other comprehensive loss by component, December 31, 2016	(646)	(5,668)	(69,772)	(76,086)
Net current-period other comprehensive income, net of tax	194	924	24,038	25,156
Reclassification adjustments	—	1,066	—	1,066
Accumulated other comprehensive loss by component, December 31, 2017	(452)	(3,678)	(45,734)	(49,864)
Net current-period other comprehensive income (loss), net of tax	(12,490)	(810)	(12,720)	(26,020)
Reclassification adjustments	—	4,291	—	4,291
Accumulated other comprehensive loss by component, December 31, 2018	$(12,942)	$(197)	$(58,454)	$(71,593)

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance will be effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted.  The Company early adopted this ASU on October 1, 2018.  The adoption of this ASU did not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) (“ASU 2017-07”): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The guidance was adopted on January 1, 2018 and resulted in retrospective reclassification of our financial statements to reflect the new classification. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require, among other items, lessees to recognize a right-of-use asset and lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for periods beginning after January 1, 2019 (with early adoption permitted), and it also provides for certain practical expedients that we plan to elect. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company will adopt this standard as of January 1, 2019 utilizing the new transition method.  The Company expects to elect most of the available practical expedients, including the package of practical expedients, which permits entities not to reassess under the new standard their prior conclusions about lease identification, lease classification and initial direct costs.  We are finalizing our assessment of the impact of the standard and designing related internal control procedures. Based on our efforts to date, we expect to recognize a material lease right-of-use asset and obligation upon adoption. See Note 15 for additional information regarding our commitments under various lease obligations.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update ASU 2017-04, Goodwill and Other (Topic 350) (“ASU 2017-04”): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard on January 1, 2018 and the adoption of this ASU did not have a material impact on the Consolidated Financial Statements.

On January 1, 2018 The Company adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”) and all the related amendments using the modified retrospective approach.  The comparative information has not been restated and continues to be reported under the accounting standards in affect for those periods.

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

Our sales revenue for product sales is recognized based on a point in time model, at the point control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 2 (Revenue Recognition) to the consolidated financial statements for further disclosures and detail regarding revenue.

The adoption of Topic 606 was not material to the Company and, as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no impact disclosure presented as of and for the quarter ended December 31, 2018.

2. Revenue Recognition

The Company considers customer accepted purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promises to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized product without alternative use for its customers, which would generally result in the transfer of control over time.  The Company has evaluated the amount of revenue subject to recognition over time and concluded that it is immaterial.

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

The Company generally provides an assurance warranty that its products will be free from defects in material and workmanship for a specified period of time, typically twelve months from the date of shipment. The Company’s liability typically is limited to either the repair or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately offer extended warranty and service policies to its customers. These policies typically are for periods ranging from one to five years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies are not material to the consolidated financial statements.

The payment terms and conditions in our customer contracts vary. In some cases, customers will partially prepay for their goods; in other cases, after appropriate credit evaluations, payment will be due in arrears. In addition, there are constraints that cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, surcharges, and other customer consolidation. When the timing of the Company’s recognition of revenue is different from the timing of payments made by the customer, the Company recognizes either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance or is in excess of estimates of what the Company expects to be entitled to). Contracts with payment in arrears are recognized as receivables. The opening and closing balances of the Company’s contract liability and receivables are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2018	$2,189	$135,499
Closing - December 31, 2018	7,370	259,815
Increase/(Decrease)	$5,181	$124,316

The following disclosure represents the Company’s effort to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in accordance with ASU 2014-09. The Company operates through two reportable segments that are aligned with key product types and end markets served:

•	Power Transmission Technologies. This segment includes the following product offerings:
o

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

o

Electromagnetic Clutches & Brakes.    Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections.   Products in this segment are used in industrial and commercial markets including agricultural machinery, material handling, motion control, and turf & garden.

o

Gearing.    Gears are utilized to reduce the speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Gears produced by the Company are primarily utilized in industrial applications.

•	Automation & Specialty. This segment includes the following product offerings:

o

Kollmorgen: Provides rotary precision motion solutions, including servo motors, stepper motors, high performance electronic drives and motion controllers and related software, and precision linear actuators. These products are used in advanced material handling, aerospace and defense, factory automation, medical, packaging, printing, semiconductor, robotic and other applications.

o

Portescap: Provides high-efficiency miniature motors and motion control products, including brush and brushless DC motors, can stack motors and disc magnet motors. These products are used in medical, industrial power tool and general industrial equipment applications.

o

Thomson: Provides systems that enable and support the transition of rotary motion to linear motion. Products include linear bearings, guides, glides, lead and ball screws, industrial linear actuators, resolvers and inductors. These products are used in factory automation, medical, mobile off-highway, material handling, food processing and other niche applications.

o

Jacobs Vehicle Systems (JVS): Provides heavy-duty diesel engine brake systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes, including the “Jake Brake” engine braking system. These products are primarily used in heavy duty Class 8 truck applications.

We sell our products through three primary commercial channels: original equipment manufacturers (OEMs), industrial distributors and direct to end users. Each of these segments sells similar products, which are balanced across end-user industries including, without limitation, energy, food processing, general industrial, material handling, mining, transportation, industrial automation, robotics, medical devices, and turf & garden.

The following table disaggregates our revenue for each reportable segment. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Years Ended December 31,
	2018	2017
Net Sales:
Power Transmission Technologies	$935,019	$876,737
Automation & Specialty	241,710	—
Inter-segment eliminations	(1,387)	—
Net sales	$1,175,342	$876,737

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017
North America (primarily U.S.)	$629,029	$441,208	$418,536	$206,090	$84,337
Europe excluding Germany	208,834	159,509	124,961	54,757	41,766
Germany	204,001	182,148	92,775	66,405	58,967
Asia and other	133,478	93,872	72,634	37,181	6,848
Total	$1,175,342	$876,737	$708,906	$364,433	$191,918

3.    Acquisitions

On October 1, 2018 (the “A&S Closing Date”), Altra and Fortive Corporation (“Fortive”) consummated the previously announced combination of Altra with four operating companies from Fortive’s Automation & Specialty platform (the “A&S Business”). The A&S Business, consisting of four key brands, Kollmorgen, Portescap, Thomson and Jacobs Vehicle Systems, designs, manufactures, markets and sells electromechanical and electronic motion control products, including standard and custom motors, drives and controls; linear motion systems, ball screws, linear bearings, clutches/brakes, linear actuators and mechanical components; and through Jacobs Vehicle Systems, supplemental braking systems for commercial vehicles.

          The aggregate purchase price for the A&S Business of approximately $2,462.1 million, subject to certain post-closing adjustments, consisted of $949.2 million of cash transferred, net of $54.2 million of cash acquired, to Fortive and 35,000,000 shares of Altra common stock received by Fortive shareholders valued at approximately $1,458.7 million, which includes $3.1 million of employee stock awards issued to certain Fortive employees. The transaction costs related to the acquisition totaled  $35.7 million and is reflected in selling, general and administrative expenses in the statement of operations. In addition, the Company assumed the Notes in the amount of $400.0 million upon the closing of the Fortive Transaction.

The consolidated financial statements reflect the A&S Business’s results of operations from October 1, 2018 through December 31, 2018.

The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting, including the finalization of the valuation of the intangible assets acquired, identification and measurement of the inventory and property, plant and equipment, the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, as well as identification and measurement of uncertain tax positions, if any. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The purchase price allocation as of the acquisition date is as follows:

Preliminary purchase price allocation:
Total cash consideration	$1,003,354
Total equity consideration	1,458,726
Total purchase price	$2,462,080

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$54,170
Receivables	129,701
Inventory	89,073
Prepaids and other current assets	6,886
Property, plant and equipment	178,334
Intangibles	1,454,000
Other non-current assets	7,893
Accounts payable	(98,886)
Accrued payroll	(15,232)
Accrued expenses and other current liabilities	(33,740)
Pension liability and other post employment benefits	(11,999)
Deferred tax liability	(355,705)
Other long term liability	(2,604)
Senior unsecured notes assumed	(400,000)
Net assets acquired	1,001,891
Excess purchase price over fair value of net assets acquired	$1,460,189

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. For the year ended December 31, 2018, goodwill is not deductible for income tax purposes in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to develop synergies, such as facility consolidations, global procurement, the ability to cross-sell product, and the ability to penetrate certain geographic areas.

Intangible assets acquired consist of:
Customer relationships	$1,025,000
Trade names and trademarks	209,000
Technology	204,000
In-process research and development ("IPR&D")	16,000
Total intangible assets	$1,454,000

Customer relationships and technology are subject to amortization, and will be recognized on a straight-line basis over the estimated useful lives of 20 years and 7-10 years, respectively, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets. The tradenames and trademarks are considered to have an indefinite life and will not be amortized.

The major acquired technology IPR&D relates to the next generation of valvetrain technologies, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations.  The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service.  There was no evidence of impairment to IPR&D as of December 31, 2018.

The Company recorded net sales from the A&S Business of $241.7 million from October 1, 2018 through December 31, 2018.  The Company recorded net income from the A&S Business of $20.2 million from October 1, 2018 through December 31, 2018, which includes $15.6 million of amortization of intangible assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the year ended December 31, 2017 as if the Company had acquired the A&S Business on January 1, 2017. The pro forma information contains the actual operating results of the Company and the A&S Business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings associated with the A&S Acquisition and (iv) inventory fair value adjustment.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Proforma (unaudited)
	Years Ended December	Years Ended December
	2018	2017
Total revenues	$1,919,548	$1,784,086
Net income	108,016	79,733
Basic earnings per share	1.69	1.25
Diluted earnings per share	1.68	1.24

4.    Inventories

Inventories consisted of the following:

	Years Ended December 31,
	2018	2017
Raw materials	$102,996	$49,351
Work in process	23,449	22,914
Finished goods	104,727	73,346
	$231,172	$145,611

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Years Ended December 31,
	2018	2017
Land	$43,366	$31,228
Buildings and improvements	137,242	79,468
Machinery and equipment	397,124	268,592
	577,732	379,288
Less-Accumulated depreciation	(213,299)	(187,370)
	$364,433	$191,918

The Company recorded $34.8 million, $26.5 million and $21.6 million of depreciation expense in the years ended December 31, 2018, 2017, and 2016, respectively.

In 2018, the Power Transmission Technologies segment closed a facility in Milan, Italy.  The building is actively being marketed by the Company and the Company expects to complete the sale of the property within twelve months.  The building had a net book value of approximately $0.7 million for the year ended December 31, 2018 and is classified as an asset held for sale in the consolidated balance sheet. During 2017, the Company completed the sale of a facility in Changzhou, China and obtained proceeds of approximately $3.2 million at the close of the transaction.

6.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2018 and 2017 are as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Balance January 1, 2017	$188,841	$—	$188,841
Impact of changes in foreign currency and other	15,389	—	15,389
Measurement period adjustment related to acquisition of Stromag, including working capital settlement	1,810	—	1,810
Net goodwill balance December 31, 2017	206,040	—	206,040
Impact of changes in foreign currency and other	(5,730)	1,842	(3,888)
Acquired goodwill related to the acquisition of the A&S Business	209,844	1,250,345	1,460,189
Net goodwill balance December 31, 2018	$410,154	$1,252,187	$1,662,341

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$261,957	$—	$261,957	$54,883	$—	$54,883
In-process research and development	16,000	—	16,000	—	—	—
Intangible assets subject to amortization:
Customer relationships	1,196,465	91,030	1,105,435	177,207	72,970	$104,237
Product technology and patents	212,915	10,579	202,336	5,853	5,360	$493
Total intangible assets	$1,687,337	$101,609	$1,585,728	$237,943	$78,330	$159,613

The Company recorded $25.2 million, $9.5 million, and $8.3 million of amortization for the years ended December 31, 2018, 2017 and 2016, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 7 to 29 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 18 years.

The estimated amortization expense for intangible assets is approximately $70.7 million in 2019, $70.1 million in 2020, $69.7 million in 2021 and 2022, $68.6 million in 2023, and $959.0 million thereafter.

7.    Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$7,479	$9,158	$9,468
Accrued current period warranty expense	2,365	1,057	1,355
Acquired warranty reserve	6,621	—	1,636
Payments and adjustments	(7,042)	(2,736)	(3,301)
Balance at end of period	$9,423	$7,479	$9,158

8.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	Years Ended December 31,
	2018	2017	2016
Domestic	$(7,499)	$29,212	$4,448
Foreign	59,247	41,915	29,437
Total	$51,748	$71,127	$33,885

The components of the provision for income taxes consist of the following:

	2018	2017	2016
Current:
Federal	$7,568	$14,836	$3,525
State	1,414	106	287
Non-US	17,530	12,770	7,783
	26,512	27,712	11,595
Deferred:
Federal	(5,642)	(6,222)	(2,177)
State	(724)	371	(300)
Non-US	(3,739)	(2,161)	(373)
	(10,105)	(8,012)	(2,850)
Provision for income taxes	$16,407	$19,700	$8,745

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017. In accordance with the 2017 Tax Act and related guidance, the Company recorded $7.4 million as a provisional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $7.4 million related to the transition tax and a benefit of $7.8 million related to the remeasurement of certain deferred tax assets and liabilities. In finalizing its analysis in 2018 the Company recorded an immaterial amount of adjustments to the original provisional amounts. As of December 31, 2018, the Company has completed the analysis based on legislative updates relating to the 2017 Tax Act currently available.

The 2017 Tax Act created a provision known as global intangible low-tax income (“GILTI”) that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	2018	2017	2016
Tax at U.S. federal income tax rate	$10,874	$24,896	$11,871
Deferred tax impact of U.S. tax reform	—	(7,819)	—
State taxes, net of federal income tax effect	421	903	(141)
Other changes in tax rate	(290)	(249)	(102)
Nondeductible transaction costs	3,144	—	—
Foreign taxes	1,493	(3,051)	(2,593)
Transition tax (repatriation)	—	7,374	—
Global intangible low-taxed income	1,072	—	—
Adjustments to uncertain tax positions	—	(451)	47
Valuation allowance	431	(421)	118
Tax credits and incentives	(1,197)	(495)	(296)
Domestic manufacturing deduction	—	(762)	(486)
Other	459	(225)	327
Provision for income taxes	$16,407	$19,700	$8,745

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2015.  Additionally, the Company has indemnification agreements with the sellers of the Guardian, Svendborg, Lamiflex, Bauer and Stromag entities that provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	2018	2017	2016
Balance at beginning of period	$—	$409	$409
Lapse of statute of limitations	—	(409)	—
Balance at end of period	$—	$—	$409

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were not material in the period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Post-retirement obligations	$6,562	$3,283
Tax credits	782	787
Expenses not currently deductible	14,930	8,461
Net operating loss carryover	4,798	3,670
Debt and derivative instruments	8,852	—
Other	685	1,045
Total deferred tax assets	36,609	17,246
Valuation allowance for deferred tax assets	(4,108)	(3,311)
Net deferred tax assets	32,501	13,935
Deferred tax liabilities:
Property, plant and equipment	42,357	17,279
Intangible assets	370,121	38,982
Goodwill	8,309	7,316
Total deferred liabilities	420,787	63,577
Net deferred tax liabilities	$388,286	$49,642

On December 31, 2018 the Company had state net operating loss (NOL) carry forwards of $12.0 million, which expire between 2023 and 2032, and non U.S. NOL and capital loss carryforwards of $14.2 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.0 million available to reduce future income taxes that expire between 2018 and 2031.

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

A provision has not been made for additional U.S. or non-U.S. taxes on $172 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. based on the plans to keep these amounts permanently reinvested outside the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.

9.    Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain active employees.

Effective June 30, 2017, the Company amended the Altra Industrial Motion, Inc. Retirement Plan (the “Pension Plan”), its frozen U.S. defined benefit pension plan, to terminate the Pension Plan effective as of June 30, 2017. The Company commenced the plan termination process and distributed a portion of the Pension Plan assets at the end of 2017. The remainder was distributed during the first quarter of 2018. The Company recognized settlement losses of approximately $1.7 in the fourth quarter of 2017. During the first quarter of 2018, the Company settled the remaining benefit obligation of approximately $18.7 million by transferring the remaining plan assets and liability obligations to a third party. The company recorded an additional settlement loss of $5.1 million in the first quarter of 2018.

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2018 and 2017:

	Pension Benefits
	US Plan		Non-U.S. Plans		Total Pension Benefits
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Obligation at beginning of period	$18,084	$25,644	$24,991	$23,200	$43,075	$48,844
Acquired benefit obligation	—	—	40,135	0	40,135	-
Service cost	—	3	265	229	265	232
Interest cost	—	948	494	423	494	1,371
Employee contributions	—	—	39	—	39	—
Settlement transfer to third party	(18,084)	(7,438)	—	—	(18,084)	(7,438)
Actuarial (gains) losses	—	168	954	(204)	954	(36)
Foreign exchange effect	—	—	(1,314)	3,112	(1,314)	3,112
Benefits paid	—	(1,241)	(2,376)	(1,769)	(2,376)	(3,010)
Obligation at end of period	$—	$18,084	$63,188	$24,991	$63,188	$43,075
Change in plan assets:
Fair value of plan assets, beginning of period	$17,927	$24,931	$110	$222	$18,037	$25,153
Acquired plan assets	—	—	31,331	—	31,331	—
Settlement transfer to third party	(17,927)	(7,438)	—	—	(17,927)	(7,438)
Actual return on plan assets	—	1,823	147	21	147	1,844
Employer contributions	—	—	153	98	153	98
Employee contributions	—	—	39	—	39	—
Foreign exchange effect	—	—	251	—	251	—
Plan expenses	—	(148)	—	29	—	(119)
Benefits paid	—	(1,241)	(819)	(260)	(819)	(1,501)
Fair value of plan assets, end of period	$—	$17,927	$31,212	$110	$31,212	$18,037
Unfunded status	$—	$157	$31,976	$24,881	$31,976	$25,038
Amounts recognized in the balance sheet consist of:
Total non-current liabilities	$—	$157	$31,976	$24,881	$31,976	$25,038

For all pension plans presented above (with the exception of the terminated U.S. Pension Plan), the accumulated and projected benefit obligations exceed the fair value of plan assets. On October 1, 2018 the Company completed the acquisition of the A&S Business and assumed the pension obligations of one of its foreign subsidiaries. As of December 31, 2018, the benefit obligation is 39.1 million Swiss Franc, or $39.7 million, and the fair value of the plan assets is 30.6 million Swiss Franc, or $31.1 million. In addition, the Company assumed the liabilities for a retiree medical and life insurance plan, (the “A&S OPEB Plan”), maintained by two of the A&S Business’ U.S. subsidiaries. As of December 31, 2018, the benefit obligation of the A&S OPEB Plan was $6.0 million.

Included in accumulated other comprehensive loss at December 31, 2018 and 2017, is $3.5 million (net of $0.1 million in taxes) and $3.7 million (net of $1.0 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2018 and 2017, presented above are as follows:

	US Pension Benefits		Non US Pension Benefits
	2018	2017	2018	2017
Pension benefits	—	3.30%	1.20%	1.76%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	US Plan		Non-US Plans		Total Pension Benefits
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017	2018	2017
Service cost	$—	$3	265	229	$265	$232
Interest cost	—	948	494	423	494	1,371
Expected return on plan assets	—	(764)	(286)	5	(286)	(759)
Amortization of actuarial losses	—	186	155	264	155	450
Recognized partial settlement loss	—	1,720	—	—	—	1,720
Net periodic benefit cost	$—	$2,093	$628	$921	$628	$3,014

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	US Plan		Non US Plan
	Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
Discount rate	—	3.80%	2.50%	2.50%
Expected return on plan assets	—	3.80%	2.50%	2.50%

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2018 and 2017 by asset category is as follows:

	Years Ended December 31,
	2018	2017
Asset Category:
Cash and cash equivalents (Level 1)	$1,797	$214
Fixed income (level 1)	8,264	10,379
Investment grade (level 2)	9,798	7,444
Other private investments (level 3)	11,353	—
Total assets at fair value	$31,212	$18,037

The investment strategy is to achieve a rate of return on the plan’s assets that meets the performance of liabilities as calculated using a bank’s liability index with appropriate adjustments for benefit payments, service cost and actuarial assumption changes. A determinant of the plan’s return is the asset allocation policy. The plan’s asset mix will be reviewed by the Company periodically, but at least quarterly, to rebalance within the target guidelines. The Company will also periodically review investment managers to determine if the respective manager has performed satisfactorily when compared to the defined objectives, similar invested portfolios and specific market indices.

Expected cash flows

The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

Pension Benefits
Expected benefit payments (from plan assets)
2019	$4,251
2020	4,103
2021	3,825
2022	3,794
2023	3,549
Thereafter	20,586

The Company has no minimum cash funding requirements associated with its pension plans for years 2019 through 2023.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $5.2 million, $4.1 million and $2.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

10.    Long-Term Debt

	Years Ended December 31,
	2018	2017
Debt:
Term loan	$1,320,000	$—
Revolving credit facility	—	262,915
Notes	400,000	—
Mortgages and other	13,470	12,833
Capital leases	557	223
Total gross debt	1,734,027	275,971
Less: debt discount and deferred financing costs	(25,941)	—
Total debt, net of deferred financing costs	1,708,086	275,971
Less current portion of long-term debt	(17,188)	(384)
Total long-term debt	$1,690,898	$275,587

2018 Credit Agreement and Notes

On October 1, 2018, upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be due April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

          On the A&S Closing Date, the Company entered into a new Credit Agreement (the “Altra Credit Agreement”). The Altra Credit Agreement provides for a seven-year senior secured term loan in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. Any proceeds of the Altra Term Loan Facility not so used may be used for general corporate purposes.  The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

          The Altra Credit Facilities are guaranteed on a senior secured basis by the Company and certain of its domestic subsidiaries, subject to certain customary exceptions.

         Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.52% at December 31, 2018.

          The Altra Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness and asset sales and mergers. In addition, the Altra Credit Agreement requires that Altra maintain a specified maximum senior secured leverage ratio and a specified minimum interest coverage ratio. The obligations of the borrowers of the Altra Credit Facilities under the Altra Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representation and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgements, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

         The Company incurred $29.9 million in issuance costs, which will be amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

As of December 31, 2018, the Company had $1,320.0 million outstanding on the Altra Credit Agreement.  As of December 31, 2018 and 2017, the Company had $4.2 million and $3.5 million in letters of credit outstanding, respectively. The Company had $295.8 million available to borrow under the Altra Credit Facilities at December 31, 2018.

Second Amended and Restated Credit Agreement

Prior to the Altra Credit Facilities, the Company maintained the 2015 Revolving Credit Facility, in the amount of $425 million.

On October 1, 2018, in connection with the Fortive Transaction and the entering into Altra Credit Agreement, the 2015 Credit Agreement, was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

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

On December 12, 2016 the Company gave notice to the holders of the Convertible Notes of its intention to redeem all of the Convertible Notes outstanding on January 12, 2017 (the “Redemption Date”), pursuant to the optional redemption provisions in the Indenture. The redemption price for the Convertible Notes was 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date plus a Make-Whole Premium equal to the present values of the remaining scheduled payments of interest on any Convertible Notes through March 1, 2018 (excluding interest accrued to, but excluding, the Redemption Date).  In lieu of receiving the redemption price, holders of the Notes could surrender their Convertible Notes for conversion at any time before January 9, 2017. The conversion rate of the Convertible Notes was 39.0809 shares of the Company’s common stock for each $1,000 of outstanding principal of the Convertible Notes. As of December 31, 2016, Convertible Notes with an outstanding principal of approximately $39.3 million were converted resulting in the issuance of 1.5 million shares of the Company’s common stock. As a result of the conversion, the Company incurred a loss on extinguishment of debt of approximately

$1.9 million and the carrying value of the Convertible Notes was $42.9 million net of unamortized discount as of December 31, 2016. In January 2017, additional Convertible Notes with an outstanding principal of approximately $44.7 million were converted, resulting in the issuance of 1.7 million shares of the Company’s common stock, and $0.9 million of Convertible Notes were redeemed for cash.  The Company incurred an additional loss on extinguishment of debt of approximately $1.8 million during the quarter ended March 31, 2017.  All Convertible Notes were converted or redeemed as of January 12, 2017.

     Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.79% to 2.5%, with various quarterly and monthly installments through  2028.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.6 million and $0.2 million at December 31, 2018 and 2017, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2018 or 2017 under any of the overdraft agreements

Maturities on long-term borrowings are as follows:	Amount
2019	16,764
2020	14,303
2021	14,303
2022	13,817
2023	13,817
Thereafter	1,660,466

11.    Stockholders’ Equity

Common Stock (shares not in thousands)

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of December 31, 2018 and 2017, there were 64,186,308 shares and 29,058,117 of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2018, 2017, or 2016.

Restricted Common Stock

The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 2,405,781 as of December 31, 2018.

The restricted shares and restricted stock units issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted shares or restricted stock units may accelerate upon the occurrence of certain events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements. The fair value of the shares repurchased are measured based on the share price on the date of grant.

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2018, 2017 and 2016 was $8.1 million ($6.2 million, net of tax), $5.3 million ($3.2 million, net of tax), and $4.2 million ($2.9 million, net of tax), respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

Automation & Specialty Awards

In October 2018, the Company issued 536,030 shares of restricted stock to certain Automation and Specialty employees as a result of the acquisition and in accordance with the terms of the Employee Matters Agreement. The aggregate fair value of these awards totaled $21 million. Based upon the vesting provisions of these awards, $3.1 million of the fair value attributed to preacquisition services of the A&S employees and was recognized as purchase price consideration. The remaining compensation will be recognized over the remaining service period.

The following table sets forth the activity of the Company’s restricted stock grants to date:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2018	221,313	$31.42
Shares granted	807,860	39.88
Shares for which restrictions lapsed	(205,600)	40.55
Shares unvested December 31, 2018	823,573

Total remaining unrecognized compensation cost is approximately $21.4 million as of December 31, 2018, and will be recognized over a weighted average remaining period of five years. The intrinsic value of these awards as of December 31, 2018, was $20.7 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

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

On October 19, 2016, our board of directors approved a new share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This plan replaced the 2014 Program which was terminated. The Company expects to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

The Company did not repurchase any shares during the years ended December 31, 2018 and 2017.

12.    Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2018, 2017 and 2016.

The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments and derivative transactions. Cash and investments are held by well-established financial institutions and invested in AAA rated mutual funds or United States Government securities. The Company is exposed to swap counterparty credit risk with financial institutions. The Company’s counterparties are well-established financial institutions.

13.    Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.

During 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations which may result in asset impairments, and limiting discretionary spending to improve profitability. For 2018 there was $0.3 restructuring expense incurred related to the 2015 Altra Plan.  The amounts for 2017 were comprised of approximately $1.6 million in severance, $1.2 million in consolidation costs, and $1.3 million in other restructuring costs. The amounts for 2016 were related to approximately $2.7 million in severance, $1.7 million in consolidation costs, $2.8 million in relocation costs, $0.9 million in building impairments, and $1.7 million in other restructuring costs.

During 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. In 2018 the Company recognized $4.2 million in restructuring expense related to the 2017 Altra Plan. The amounts for the year ended December 31, 2018 were comprised of approximately $2.5 million in severance, $0.6 million in consolidation costs, $0.3 million in relocation costs and $0.8 million in other restructuring costs, and are classified in the accompanying consolidated statement of income as restructuring costs.  The amounts for 2017 were comprised of $0.4 million of severance and $0.2 million in consolidation costs.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2016 and December 31, 2018.

	2015 Plan	2017 Plan	Total
Balance at January 1, 2016	$2,211	$—	$2,211
Restructuring expense incurred	9,849	—	9,849
Non-cash loss on impairment of fixed assets	(1,521)	—	(1,521)
Cash payments	(8,568)	—	(8,568)
Balance at December 31, 2016	1,971	—	1,971
Restructuring expense incurred	3,491	652	4,143
Cash payments	(4,662)	(444)	(5,106)
Balance at December 31, 2017	800	208	1,008
Restructuring expense incurred	284	4,165	4,449
Cash payments	(679)	(2,803)	(3,482)
Balance at December 31, 2018	$405	$1,570	$1,975

The total accrued restructuring reserve as of December 31, 2018 relates to severance costs to be paid to former employees under the 2017 Altra Plan and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan. The Company expects to incur between approximately $0.5 million and $1.0 million in additional restructuring expenses under the 2017 Altra Plan through 2019.

During 2019, the Company commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects expenses related to workforce reductions, lease termination costs and other facility rationalization costs. The Company expects to incur $15 - $25 million in restructuring expenses under the 2019 Altra Plan over the next 4 years, primarily related to plant consolidation and headcount reductions.

14.    Derivative Financial Instruments

The Company enters into derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and occasionally on commodity prices. Derivative instruments utilized during the period include interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The counterparties to the Company's contractual derivative agreements are all major global financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

Cross Currency Interest Rate Swaps

In December 2018, the Company entered into cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converted a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. The agreements have a five-year maturity at notional amounts declining from $600.0 million to $360.0 million over the contract period. Under the terms of the swap agreements, the Company is to receive net interest payments at a fixed rate of 4.8255% and pay Euros at rates ranging from 2.19% to 2.315%. At inception, the cross-currency swaps were designated as net investment hedges.

For a fixed-fixed cross currency swap at final maturity, (i) the total change in fair value of the swap will be the realized accruals of the pay and receive legs of the swap recorded in earnings and (ii) the final cash settlement of the principal at maturity recorded in accumulative translation adjustments (“CTA”).  The accruals of the pay and receive legs of the swap represent the forward points or “carry” on the swap and the final cash settlement of the principal at maturity will be equal to the spot-to-spot change over its life.  On a mark-to-market basis during its life, there will be three components to the change in fair value of the swap. The spot-to-spot change in fair value of the swap, non-discounted, based on the swap’s principal amount, will be recorded in CTA each period. The accrual of the pay and receive legs of the swap each period, representing the amortization in systematic fashion of the impact of changes in fair value of the swap from all other factors, will be recorded in earnings. The difference between the change in fair value of the excluded component of the cross currency swap and the amount recognized in earnings represented by accrual of the pay and receive legs of the swap will be recorded in CTA each period. This amount includes the change in fair value of the future interest payments and the impact of changes in discount factors as it impacts the value of the final principal exchange. As of December 31, 2018, the Company recorded $8.4 million to CTA and recognized $0.8 in earnings.

The Company has historically utilized its cross currency interest rate swaps to mitigate foreign currency and interest rate cash flow exposure related to its non-functional currency long-term debt held at the Company’s wholly owned Dutch subsidiary.  The currency adjustments related to this loan were recorded in Other non-operating (income) expense, net. The offsetting gains and losses on the related derivative contracts were recorded in other non-operating (income) expense, net. In December of 2016 the Company entered into a cross-currency interest rate swap that converted $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument. The Company designated the $100.0 million swap as a cash flow hedge, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings.  In addition, the Company entered into two cross-currency interest rate swaps that converted an additional $70.0 million of the U.S. dollar denominated floating interest payments (one for $40 million and the other for $30 million) to functional currency (euro) floating interest payments during the life of the hedging instruments. The effective period of one of the cross-currency interest rate swaps, in the amount of $30 million, expired as of December 31, 2017. On October 2, 2018, the Company terminated both the $100 million and the $40 million cross-currency interest rate swap agreements. The Company paid approximately $14.0 million to settle the swap agreements. The changes in the fair value of the cross-currency interest rate swap agreements that were designated as cash flow hedges were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged items affected earnings.

Interest Rate Swaps

In December 2018, the Company entered in to an interest rate swap agreement designed to eliminate the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement.

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings for a notional value of $50.0 million, at 1.625%. The effective date was January 31, 2017 and the maturity date is January 31, 2020.

These interest rate swap agreements are designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated these interest rate swap agreements as a cash flow hedges. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense.

The following table summarizes outstanding swaps for which the Company has recorded at December 31, 2018.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Fixed Rate	Floating Leg	Fixed Rate	Floating Leg	Settlement	Effective
into	Instrument	(thousands)	(swap counterparty)	(swap counterparty)	(Company)	(Company)	Dates	Period of swap
12/10/2018	Cross currency interest rate swap	$240,000	4.8255%	N/A	2.315%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$192,000	4.8255%	N/A	2.235%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$108,000	4.8255%	N/A	2.190%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$60,000	4.8255%	N/A	2.290%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/4/2018	Interest rate swap	600,000	4.8255%	Variable rate 1-month USD LIBOR plus 2%	N/A	1 Month USD-LIBOR-BBA plus 2.0%	Monthly on the last business day of each month commencing with December 31, 2018 in accordance with Modified Following Business Day Convention	12/4/2018 - 9/29/2023
1/31/2017	Interest rate swap	$50,000		Variable rate 1-month USD Libor	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 1 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands).

		December 31,	December 31,
	Balance Sheet Location	2018	2017
Designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	$8,413	$15,569
Interest rate swap agreement	Other long-term assets	492	345
Interest rate swap agreement	Other long-term liabilities	7,894	—
Not designated as hedging instruments:
Cross currency swap agreements	Other long-term liabilities	—	4,597
		$15,815	$19,821

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

Year ending December 31:	Operating Leases	Capital Leases
2019	$15,257	$161
2020	11,178	161
2021	7,774	161
2022	6,126	136
2023	4,433	—
Thereafter	5,147	—
Total lease obligations	49,915	619
Less amounts representing interest	—	(62)
Present value of minimum capital lease obligations	$49,915	$557

Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was approximately $10.8 million, $9.1 million, and $8.9 million, respectively.

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2018 or 2017.

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

16.    Segment and Geographic Information

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations.  Our operations are organized in two reporting segments that are aligned with key product types and end markets served:

•	Power Transmission Technologies. This segment includes the following key product offerings:
o

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

o

Electromagnetic Clutches & Brakes.    Products in this segment include brakes and clutches that are used to electronically slow, stop, engage or disengage equipment utilizing electromagnetic friction type connections.   Products in this segment are used in industrial and commercial markets including agricultural machinery, material handling, motion control, and turf & garden.

o

Gearing.    Gears are utilized to reduce the speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. Gears produced by the Company are primarily utilized in industrial applications.

•	Automation & Specialty. Our Automation and Specialty segment consists of four key brands:

o

Kollmorgen: Provides rotary precision motion solutions, including servo motors, stepper motors, high performance electronic drives and motion controllers and related software, and precision linear actuators. These products are used in advanced material handling, aerospace and defense, factory automation, medical, packaging, printing, semiconductor, robotic and other applications.

o

Portescap: Provides high-efficiency miniature motors and motion control products, including brush and brushless DC motors, can stack motors and disc magnet motors. These products are used in medical, industrial power tool and general industrial equipment applications.

o

Thomson: Provides systems that enable and support the transition of rotary motion to linear motion. Products include linear bearings, guides, glides, lead and ball screws, industrial linear actuators, clutch brakes, precision gears, resolvers and inductors. These products are used in factory automation, medical, mobile off-highway, material handling, food processing and other niche applications.

o

Jacobs Vehicle Systems (JVS): Provides heavy-duty diesel engine brake systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes, including the “Jake Brake” engine braking system. These products are primarily used in heavy duty Class 8 truck applications.

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2018	2017	2016
Net Sales:
Power Transmission Technologies	$935,019	$876,737	$708,906
Automation & Specialty	241,710	—	—
Inter-segment eliminations	(1,387)	—	—
Net sales	$1,175,342	$876,737	$708,906
Income from operations:
Segment earnings:
Power Transmission Technologies	118,181	97,227	70,065
Automation & Specialty	27,905	—	—
Corporate	(54,960)	(10,377)	(12,670)
Restructuring and consolidation costs	(4,449)	(4,143)	(9,849)
Income from operations	86,677	82,707	47,546
Other non-operating (income) expense:
Loss on partial settlement of pension plan	5,086	1,720	—
Net interest expense	28,601	7,710	11,679
Loss on extinguishment of convertible debt	1,247	1,797	1,989
Other non-operating expense (income), net	(5)	353	(7)
	34,929	11,580	13,661
Income before income taxes	51,748	71,127	33,885
Provision for income taxes	16,407	19,700	8,745
Net income	$35,341	$51,427	$25,140
(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and impairment of intangibles.

Selected information by segment (continued)

	Years Ended December 31,
	2018	2017	2016
Depreciation and amortization:
Power Transmission Technologies	$33,802	$32,721	$26,795
Automation & Specialty	22,876	—	—
Corporate	3,348	3,304	3,103
Total depreciation and amortization	$60,026	$36,025	$29,898

	Years Ended December 31,
	2018	2017
Total assets:
Power Transmission Technologies	$1,078,503	$886,476
Automation & Specialty	3,147,807	—
Corporate	110,933	34,181
Total assets	$4,337,243	$920,657

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017
North America (primarily U.S.)	$629,029	$441,208	$418,536	$206,090	$84,337
Europe excluding Germany	208,834	159,509	124,961	54,757	41,766
Germany	204,001	182,148	92,775	66,405	58,967
Asia and other	133,478	93,872	72,634	37,181	6,848
Total	$1,175,342	$876,737	$708,906	$364,433	$191,918

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

17.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2018

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$469,151	$228,483	$237,323	$240,385
Gross Profit	151,690	71,940	78,255	74,226
Net income (1)	(4,980)	12,313	19,007	9,001
Earnings per share — Basic
Net income	$(0.08)	$0.42	$0.66	$0.31
Earnings per share — Diluted
Net income	$(0.08)	$0.42	$0.66	$0.31
(1) Includes restructuring costs by quarter	$2,330	$610	$566	$943

Year ended December 31, 2017

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$223,322	$214,623	$223,357	$215,435
Gross Profit	68,470	69,013	72,126	66,167
Net income (1)	12,440	13,277	15,384	10,326
Earnings per share — Basic
Net income	$0.43	$0.46	$0.53	$0.36
Earnings per share — Diluted
Net income	$0.43	$0.46	$0.53	$0.36
(1) Includes restructuring costs by quarter	$367	$680	$1,198	$1,898

18.    Subsequent Events

On February 12, 2019, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2019, payable on April 2, 2019 to stockholders of record as of March 18, 2019.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2018, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

As discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, we acquired four operating companies from Fortive Corporation, which we refer to as the A&S Business, on October 1, 2018. The financial statements of the A&S Business reflect total assets and revenue constituting 10% and 20%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2018. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded internal controls at the A&S Business from its assessment of the internal control over financial reporting as of December 31, 2018.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
      Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Automotive & Specialty Business, which was acquired on October 1, 2018 and whose financial statements constitute 10% of total assets and 20% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of the Automotive & Specialty Business.

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

March 1, 2019

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2018.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2018 and 2017
ii.	Consolidated Statements of Income for the Fiscal Years ended December 31, 2018, 2017 and 2016
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2018, 2017 and 2016
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2018, 2017 and 2016
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2018, 2017 and 2016
vi.	Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2018 and 2017

(2) Financial Statement Schedule

ii.	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits List

Number	Description

2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and CPT Acquisition Corp., a subsidiary of Altra Holdings, Inc. (P)

2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc. (P)

2.3(2)	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein. (P)

2.4(3)	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein.

2.5(5)	Agreement and Plan of Merger, dated February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.6(9)	Sale and Purchase Agreement dated February 25, 2011 among Danfoss Bauer GmbH, Danfoss A/S and Altra Holdings, Inc. (and certain of its subsidiaries).**

2.7(13)	Purchase Agreement, dated November 6, 2013, among Altra Holdings, Inc., certain of its subsidiaries, and Friction Holding A/S.**
2.8(16)	Master Sale and Purchase Agreement, dated December 30, 2016, between GKN Industries Limited and Altra Industrial Motion Corp.
3.1(4)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(20)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra Industrial Motion Corp., as filed with the Secretary of State of the State of Delaware

3.3(6)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.4(11)

Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(4)	Form of Common Stock Certificate.

4.2(8)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

4.3(20)	Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.4(20)

Supplemental Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., Altra Industrial Motion Corp., the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(6)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(14)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.† (P)

10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(12)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

Number	Description
10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.† (P)

10.11(8)	Purchase Agreement dated March 1, 2011 among Altra Holdings, Inc., the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

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

10.12(17)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†

10.13(15)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.14(15)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.23(18)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporations, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.24(19)	A&R Commitment Letter, dated as of March 28, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.25(19)	Employee Matters Agreement, dated as of March 7, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.26(20)	Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.27(20)	Transition Services Agreement, dated as of October 1, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.28(20)	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

10.29(20)

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(11)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(12)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(13)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016
(17)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 24, 2017.

(18)   Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.

(19)   Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 5, 2018.

(20)   Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.

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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2016	$2,165	$1,245	$(296)	$3,114
For the year ended December 31, 2017	$3,114	$1,868	$(440)	$4,542
For the year ended December 31, 2018	$4,542	$1,521	$(435)	$5,628

Exhibit Index

Number	Description

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, and (vii) Valuation and Qualifying Accounts.*

Item 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

March 1, 2019	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2019	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

March 1, 2019	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial
Officer

March 1, 2019	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

March 1, 2019	By:	/s/ Edmund M. Carpenter
		Name:	Edmund M. Carpenter
		Title:	Director

March 1, 2019	By:	/s/ Margot Hoffman
		Name:	Margot Hoffman
		Title:	Director

March 1, 2019	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

March 1, 2019	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

March 1, 2019	By:	/s/ Larry P. McPherson
		Name:	Larry P. McPherson
		Title:	Director

March 1, 2019	By:	/s/ Patrick K. Murphy
		Name:	Patrick K. Murphy
		Title:	Director

March 1, 2019	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski

		Title:	Director

March 1, 2019	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director