Form 10-K/A
period 2018-12-31
Altra Industrial Motion Corp.
filed 2019-03-29
CIK 1374535

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $1.24 billion.

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

EXPLANATORY NOTE

Altra Industrial Motion Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “Original Form 10-K”). This Form 10-K/A is being filed solely (i) to correct errors in the numbering of certain Exhibits in the Original Form 10-K and (ii) to file an amended and restated Exhibit 21.1, to correct certain errors and omissions that appeared in Exhibit 21.1 as filed with the Original Form 10-K. Except as noted above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2018 and 2017*
ii.	Consolidated Statements of Income for the Fiscal Years ended December 31, 2018, 2017 and 2016*
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2018, 2017 and 2016*
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2018, 2017 and 2016*
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2018, 2017 and 2016*
vi.	Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2018 and 2017*

* Previously filed with the Original Form 10-K

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

10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(6)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(14)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.† (P)

10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(12)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.† (P)

Number	Description
10.11(8)	Purchase Agreement dated March 1, 2011 among Altra Holdings, Inc., the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

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

10.20(17)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan.†

10.21(15)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.22(15)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.23(18)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporations, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.24(19)	A&R Commitment Letter, dated as of March 28, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.25(19)	Employee Matters Agreement, dated as of March 7, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.26(20)	Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.27(20)	Transition Services Agreement, dated as of October 1, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.28(20)	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

10.29(20)

Credit Agreement, dated as of October 1, 2018, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

21.1	Subsidiaries of Altra Industrial Motion Corp. ***

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(11)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(12)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(13)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016
(17)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 24, 2017.
(18)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.
(19)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 5, 2018.
(20)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.

*	Previously filed with the Original Form 10-K.
†	Management contract or compensatory plan or arrangement.
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

***    Filed herewith.

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

ALTRA INDUSTRIAL MOTION CORP.

March 29, 2019	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer