Form 10-Q
period 2019-03-31
Altra Industrial Motion Corp.
filed 2019-05-03
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33209

ALTRA INDUSTRIAL MOTION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Granite Street, Suite 201, Braintree, MA	02184
(Address of principal executive offices)	(Zip Code)

(781) 917-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AIMC	NASDAQ Global Market

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

As of April 29, 2019, there were 64,494,632 million outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152.4	$169.0
Trade receivables, less allowance for doubtful accounts of $5.2 and $5.6 million at March 31, 2019 and December 31, 2018, respectively	281.8	259.8
Inventories	241.0	231.2
Income tax receivable	8.5	10.2
Prepaid expenses and other current assets	32.8	33.1
Assets held for sale	—	0.7
Total current assets	716.5	704.0
Property, plant and equipment, net	360.5	364.4
Intangible assets, net	1,559.9	1,585.7
Goodwill	1,683.5	1,662.3
Deferred income taxes	3.3	4.9
Other non-current assets	13.3	15.9
Operating lease right of use assets	43.3	—
Total assets	$4,380.3	$4,337.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172.3	$175.8
Accrued payroll	53.6	57.0
Accruals and other current liabilities	78.7	79.6
Income tax payable	9.3	7.5
Current portion of long-term debt	18.2	17.2
Operating lease liabilities	14.9	—
Total current liabilities	347.0	337.1
Long-term debt - less current portion	1,676.6	1,690.9
Deferred income taxes	399.1	393.2
Pension liabilities	32.1	32.0
Long-term taxes payable	4.5	5.4
Other long-term liabilities	18.5	30.4
Operating lease liabilities, net of current portion	30.1	—
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.001 par value per share, 120.0 million shares authorized, 64.3 and 64.2 million shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	0.1	0.1
Additional paid-in capital	1,688.5	1,687.1
Retained earnings	256.7	232.6
Accumulated other comprehensive loss	(72.9)	(71.6)
Total stockholders’ equity	1,872.4	1,848.2
Total liabilities, and stockholders’ equity	$4,380.3	$4,337.2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Net sales	$482.8	$240.4
Cost of sales	307.9	166.2
Gross profit	174.9	74.2
Operating expenses:
Selling, general and administrative expenses	90.9	47.1
Research and development expenses	15.3	6.5
Restructuring costs	2.3	0.9
	108.5	54.5
Income from operations	66.4	19.7
Other non-operating income and expense:
Loss on settlement of pension plan	—	5.1
Interest expense, net	19.8	1.8
Other non-operating expense/(income), net	1.1	(0.1)
	20.9	6.8
Income before income taxes	45.5	12.9
Provision for income taxes	10.3	3.9
Net income	$35.2	$9.0
Weighted average shares, basic	64.2	29.1
Weighted average shares, diluted	64.4	29.2
Net income per share:
Basic	0.55	0.31
Diluted	0.55	0.31
Cash dividend declared per share	0.17	0.17

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Quarter Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Net Income	$35.2	$9.0
Other Comprehensive income:
Foreign currency translation adjustment, net of tax	(12.5)	7.8
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	3.8
Change in pension liability adjustment, net of tax	(0.3)	0.6
Change in fair value of derivative financial instruments, net of tax	11.5	0.3
Total other comprehensive (loss) income:	(1.3)	12.5
Comprehensive income	$33.9	$21.5

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$35.2	$9.0
Adjustments to reconcile net income to net operating cash flows:
Depreciation	14.3	6.9
Amortization of intangible assets	17.8	2.5
Amortization of deferred financing costs	1.1	0.2
Loss(gain) on foreign currency, net	1.0	(0.1)
Loss on partial settlement of pension plan	—	5.1
Loss on disposal, impairment and other	0.3	0.1
Stock based compensation	3.5	1.3
Changes in assets and liabilities, net of assets acquired:
Trade receivables	(22.5)	(12.9)
Inventories	(10.6)	(0.5)
Accounts payable and accrued liabilities	(4.9)	(5.9)
Other current assets and liabilities	18.5	0.0
Other operating assets and liabilities	(14.4)	(2.0)
Net cash provided by operating activities	39.3	3.7
Cash flows from investing activities
Purchase of property, plant and equipment	(14.0)	(7.0)
A&S acquisition purchase price adjustment	(13.5)	—
Proceeds from sale of building	0.3	—
Net cash used in investing activities	(27.2)	(7.0)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	—	(4.9)
Payments on Term Loan Facility	(15.0)	—
Dividend payments	(11.1)	(5.0)
Borrowing under 2015 Revolving Credit Facility	—	8.0
Payments of equipment, working capital notes, mortgages and other debts	(0.2)	(0.3)
Proceeds from issuance of China debt	1.2	—
Shares surrendered for tax withholding	(2.1)	(1.5)
Net cash used in financing activities	(27.2)	(3.7)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.4
Net change in cash and cash equivalents	(16.6)	(5.6)
Cash and cash equivalents at beginning of period	169.0	52.0
Cash and cash equivalents at end of period	$152.4	$46.4
Cash paid during the period for:
Interest paid on borrowings	$11.4	$1.8
Income taxes paid	$7.9	$2.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$0.0	29.1	$223.3	$223.2	$(49.8)	$396.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.0	(0.2)	—	—	(0.2)
Net income	—	—	—	9.0	—	9.0
Dividends declared, $0.17 per share	—	—	—	(5.0)	—	(5.0)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	0.3	0.3
Minimum pension adjustment, net of tax	—	—	—	—	4.4	4.4
Cumulative foreign currency translation adjustment	—	—	—	—	7.8	7.8
Balance at March 31, 2018	$0.0	29.1	$223.1	$227.2	$(37.3)	$413.0

Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	1.4	—	—	1.4
Net income	—	—	—	35.2	—	35.2
Dividends declared, $0.17 per share	—	—	—	(11.1)	—	(11.1)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	11.5	11.5
Minimum pension adjustment, net of tax	—	—	—	—	(0.3)	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(12.5)	(12.5)
Balance at March 31, 2019	$0.1	64.3	$1,688.5	$256.7	$(72.9)	$1,872.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company,” “Altra,” “We,” or “Our”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control (“PTMC”) products. The Company brings together strong brands with production facilities in seventeen countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Portescap, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Certain prior year numbers have been adjusted to conform to the current year rounding convention of reporting financial data in millions of dollars, except as otherwise noted.

3. Recent Accounting Standards

Recent Accounting Pronouncements

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASU 2016-02, which required, among other items, lessees to recognize a right-of-use asset (“ROU assets”) and lease liability for most leases. As permitted by the new lease standard, the Company elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) not to reassess prior conclusions about lease identification, lease classification and initial direct costs (iii) not to apply the recognition requirements to short-term leases, and (iv) not to separate non-lease components from associated lease components, for all classes of underlying assets. Upon adoption of the new lease standard, the Company recorded right of use assets of approximately $46.7 million and lease liabilities of approximately $48.2 million in connection with its operating leases. See Note 5 for additional information regarding our commitments under various lease obligations.

Lease Accounting Policy

Arrangements that are determined to be leases at inception are recognized in long-term ROU assets, current lease liabilities, and long-term lease liabilities in the condensed consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease prepayments made and initial direct costs incurred and is reduced by lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

4. Acquisition

On October 1, 2018, the Company and Fortive Corporation (“Fortive”) consummated the previously announced combination (the “Fortive Transaction”) of Altra with four operating companies from Fortive’s Automation & Specialty platform (the “A&S Business”), and as a result, the consolidated financial statements reflect the A&S Business’s results of operations from October 1, 2018 onward.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

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

As of March 31, 2019, the allocation of the purchase price of the A&S Business is provisional. The fair value of all the acquired identifiable assets and liabilities is provisional pending finalization of the Company’s acquisition accounting, including the finalization of the valuation of the intangible assets acquired, identification and measurement of the inventory and property, plant and equipment, the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, as well as identification and measurement of uncertain tax positions, if any. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company recorded certain measurement period adjustments during the quarter ended March 31, 2019 in the amount of $26.2 million. The preliminary purchase price allocation below includes such adjustments.

Preliminary purchase price allocation:	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Consideration transferred:
Total cash consideration	$1,003.4	$—	$1,003.4
Total equity consideration	1,458.7	—	1,458.7
A&S acquisition purchase price adjustment	—	13.5	13.5
Fair value of consideration transferred	$2,462.1	$13.5	$2,475.6

Recognized identifiable assets acquired and liabilities assumed:
Less: cash on A&S balance sheet at 10/1/2018	54.1	(0.5)	53.6
Receivables	129.7	(0.8)	128.9
Inventory	89.1	(2.3)	86.8
Prepaids and other current assets	6.9	(0.2)	6.7
Property, plant and equipment	178.3	(1.0)	177.3
Intangibles	1,454.0	—	1,454.0
Other non-current assets	7.9	(0.4)	7.5
Accounts payable	(98.9)	0.8	(98.1)
Accrued payroll	(15.2)	0.5	(14.7)
Accrued expenses and other current liabilities	(33.7)	—	(33.7)
Pension liability and other post employment benefits	(12.0)	—	(12.0)
Deferred tax liability	(355.7)	(8.5)	(364.2)
Other long term liability	(2.6)	(0.3)	(2.9)
Senior unsecured notes assumed	(400.0)	—	(400.0)
Total identifiable net assets assumed	1,001.9	(12.7)	989.2
Goodwill	$1,460.2	$26.2	$1,486.4

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is not deductible for income tax purposes. The goodwill in this acquisition is attributable to the Company’s expectation to achieve synergies, such as facility consolidations, global procurement efficiencies, the ability to cross-sell product, and the ability to penetrate certain geographic areas.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Intangible assets acquired consist of:
Customer relationships	$1,025.0
Trade names and trademarks	209.0
Technology	204.0
In-process research and development ("IPR&D")	16.0
Total intangible assets	$1,454.0

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

The major acquired technology IPR&D relates to the next generation of valvetrain technologies, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations.  The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service.  There was no evidence of impairment to IPR&D as of March 31, 2019.

The Company recorded net sales from the A&S Business of $249.1 million for the three months ended March 31, 2019.  The Company recorded net income from the A&S Business of $32.1 million for the three months ended March 31, 2019. Net income includes amortization expense from the A&S Business of $15.5 million for the three months ended March 31, 2019.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter ended March 31, 2018, as if the Company had acquired the A&S Business on January 1, 2018. The pro forma information contains the actual operating results of the Company and the A&S Business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets and (iii) additional interest expense for borrowings associated with the A&S Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro forma (unaudited)
Quarter Ended March 31,
2018
Total revenues	$491.0
Net income	26.2
Basic earnings per share	0.41
Diluted earnings per share	0.41

5. Lease Accounting

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. We lease property and equipment under finance and operating leases. At March 31, 2019, the Company’s ROU assets and lease liabilities for operating and finance leases totaled approximately $43.8 million and $45.5 million, respectively.  Finance lease ROU assets are included in non-current other assets and finance lease liabilities are included in current and non-current other liabilities on the Company’s condensed consolidated balance sheets. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Quantitative information regarding the Company’s leases is as follows:

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

March 31, 2019
Lease cost(1):
Operating lease cost	4.3
Short-term lease cost	0.1
Total lease cost	$4.4

(1)	Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2019	$12.5	$0.1
2020	13.1	0.2
2021	8.0	0.2
2022	6.1	0.1
2023	4.3	—
After 2023	4.8	—
Total lease payments	48.8	0.6
Less interest	3.8	0.1
Present value of lease liabilities	$45.0	$0.5

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.0
Operating cash flows from operating leases	$4.3
Financing cash flows from finance leases	$0.0
Weighted average remaining lease term - finance leases	3.5
Weighted average remaining lease term - operating leases	4.4
Average discount rate - finance leases	5.50%
Average discount rate - operating leases	3.43%

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year would have been as follows:

Year ending December 31:	Operating Leases	Capital Leases
2019	$15.3	$0.2
2020	11.2	0.2
2021	7.8	0.2
2022	6.1	0.1
2023	4.4	—
Thereafter	5.1	—
Total lease obligations	49.9	0.7
Less amounts representing interest	—	(0.1)
Present value of minimum capital lease obligations	$49.9	$0.6

6. Revenue Recognition

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

We sell our products through three primary commercial channels: original equipment manufacturers (OEMs), industrial distributors and direct to end users. Each of our segments sells similar products, which are balanced across end-user industries including, without limitation, energy, food processing, general industrial, material handling, mining, transportation, industrial automation, robotics, medical devices, and turf & garden.

The following table disaggregates our revenue for each reportable segment. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	March 31, 2019	March 31, 2018
Net Sales:
Power Transmission Technologies	$234.9	$240.4
Automation & Specialty	249.1	—
Inter-segment eliminations	(1.2)	—
Net sales	$482.8	$240.4

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Quarter Ended
	March 31, 2019	March 31, 2018
North America (primarily U.S.)	$273.0	$125.7
Europe excluding Germany	81.7	44.2
Germany	62.2	49.3
Asia and other	65.9	21.2
Total	$482.8	$240.4

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

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional, and recorded as a contract asset, if the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to billed receivables once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as a billed receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. If the Company receives a customer payment prior to satisfying a performance obligation or in excess of estimates of what the Company expects to be entitled to, the payment is recorded as a contract liability. Contracts with payment in arrears are recognized as receivables.

The opening and closing balances of the Company’s contract liability and receivables as of the quarter ended March 31, 2019 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - March 31, 2019	7.8	281.8
Increase/(Decrease)	$0.4	$22.0

The revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the contract liabilities at the beginning of the period amounted to $2.1 and $0.8, respectively.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

7. Fair Value of Financial Instruments

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

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including cross-currency swaps and interest rate swaps included in Note 17.

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement (as defined herein) of $1,305.0 million approximates the fair value due to the variable interest rate. Further, the agreement was negotiated in October 2018 and there have not been any significant changes in our credit rating. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $412.0 million at March 31, 2019.

8. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2019	$(12.9)	$(0.2)	$(58.5)	$(71.6)
Net current-period Other Comprehensive Income Gain/(Loss)	11.5	(0.3)	(12.5)	(1.3)
Accumulated Other Comprehensive Gain/(Loss) by Component, March 31, 2019	$(1.4)	$(0.5)	$(71.0)	$(72.9)

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2018	$(0.4)	$(3.7)	$(45.7)	$(49.8)
Net current-period Other Comprehensive Income Gain/(Loss)	0.3	0.6	7.8	8.7
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	3.8	—	3.8
Accumulated Other Comprehensive Gain/(Loss) by Component, March 31, 2018	$(0.1)	$0.7	$(37.9)	$(37.3)

9. Net Income per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted average number of shares of common stock outstanding and all potentially dilutive common stock equivalents outstanding. Common stock equivalents are included in the per share calculations when the effect of their inclusion is dilutive.

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2019	March 31, 2018
Net income	$35.2	$9.0
Shares used in net income per common share - basic	64.2	29.1
Incremental shares of unvested restricted common stock	0.2	0.1
Shares used in net income per common share - diluted	64.4	29.2
Earnings per share:
Basic net income	$0.55	$0.31
Diluted net income	$0.55	$0.31

On October 1, 2018, upon consummation of the Fortive Transaction, the Company issued 35.0 million shares of Altra common stock pursuant to that certain Agreement and Plan of Merger and Reorganization (The “Merger Agreement”), dated March 7 2018, among Altra, Fortive, McHale Acquisition Corp, and Stevens Holding Company, Inc. (“Stevens Holding”), and that certain Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Distribution Agreement”). As a result, following the consummation of the Fortive Transaction, the total amount of issued and outstanding common stock was approximately 64.2 million.

10. Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$112.8	$103.0
Work in process	27.5	23.5
Finished goods	100.7	104.7
	$241.0	$231.2

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

11. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2019 through March 31, 2019 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Net goodwill balance January 1, 2019	$410.2	$1,252.1	$1,662.3
Measurement period adjustment related to acquisition of A&S	—	26.2	26.2
Impact of changes in foreign currency	(2.0)	(3.0)	(5.0)
Net goodwill balance March 31, 2019	$408.2	$1,275.3	$1,683.5

Other intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$260.7	$—	$260.7	$262.0	$—	$262.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,191.9	101.0	1,090.9	1,196.4	91.0	1,105.4
Product technology and patents	210.0	17.7	192.3	212.9	10.6	202.3
Total intangible assets	$1,678.6	$118.7	$1,559.9	$1,687.3	$101.6	$1,585.7

The Company recorded $17.8 million and $2.5 million of amortization expense in the quarters ended March 31, 2019 and 2018, respectively.

The estimated amortization expense for intangible assets is approximately $52.9 million for the remainder of 2019, $70.7 million in each of the next four years and then $947.5 million thereafter.

12. Warranty Costs

The contractual warranty period of the Company's products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the unaudited condensed consolidated balance sheets. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Balance at beginning of period	$9.4	$7.5
Accrued current period warranty expense	1.0	0.5
Payments and adjustments	(1.7)	(0.4)
Balance at end of period	$8.7	$7.6

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

13. Debt

Outstanding debt obligations at March 31, 2019 and December 31, 2018 were as follows.

	March 31, 2019	December 31, 2018
Debt:
Term loan	$1,305.0	$1,320.0
Notes	400.0	400.0
Mortgages and other	14.3	13.5
Finance leases	0.5	0.6
Total gross debt	1,719.8	1,734.1
Less: debt discount and deferred financing costs	(25.0)	(25.9)
Total debt, net of deferred financing costs	1,694.8	1,708.2
Less: current portion of long-term debt	(18.2)	(17.2)
Total long-term debt, net of unaccreted discount	$1,676.6	$1,691.0

2018 Credit Agreement and Notes

On October 1, 2018 (the “A&S Closing Date”), upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be due April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

On the A&S Closing Date, the Company entered into a new Credit Agreement (the “Altra Credit Agreement”). The Altra Credit Agreement provides for a seven-year senior secured term loan in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate Fortive’s transfer of certain non-U.S assets, liabilities and entities constituting a portion of the A&s Business to certain subsidiaries of Altra, and the Altra subsidiaries’ assumption of substantially all of the liabilities associated with the transferred assets (the “Direct Sales”), (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by the Company and certain of its domestic subsidiaries, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.49% at March 31, 2019.

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

Amounts in millions, unless otherwise noted

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

As of March 31, 2019, the Company had $1,305.0 million outstanding on the Altra Credit Agreement.  As of March 31, 2019 and 2018, the Company had $3.8 million and $4.3 million in letters of credit outstanding, respectively. The Company had $296.2 million available to borrow under the Altra Credit Facilities at March 31, 2019.

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

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.79% to 2.5%, with various quarterly and monthly installments through 2028. During the quarter ended March 31, 2019, one of our subsidiaries in China opened a new line of credit for approximately $7.5 million with a term life of one year. As of March 31, 2019 the Company had approximately $1.2 million outstanding on the line of credit.

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.5 million and $0.3 million at March 31, 2019 and 2018, respectively. ROU assets are included in property, plant and equipment with the related amortization recorded as depreciation expense.

14. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of March 31, 2019 and 2018, there were 64.3 million shares and 29.1 million of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 31, 2019 and December 31, 2018.

Restricted Common Stock

The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 1.7 million as of March 31, 2019.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the quarter ended March 31, 2019 and 2018 was $3.5 million and $1.3 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following tables sets forth the activity of the Company’s restricted stock grants and stock options to date:

	Shares	Weighted- average fair value
Shares unvested January 1, 2019	823.6	$36.69
Shares granted	394.9	31.12
Shares for which restrictions lapsed	(195.0)	30.32
Shares unvested March 31, 2019	1,023.5	$35.69

	Shares	Weighted- average fair value
Options unvested January 1, 2019	—	$—
Options granted	271.7	30.65
Options exercised	—	—
Options outstanding March 31, 2019	271.7	$30.65

Total remaining unrecognized compensation cost is approximately $30.8 million as of March 31, 2019, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards, as of March 31, 2019, was $31.9 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

Automation & Specialty Awards

In October 2018, the Company issued 536,030 shares of restricted stock to certain Automation and Specialty employees as a result of the acquisition and in accordance with the terms of the Employee Matters Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding. The aggregate fair value of these awards totaled $21 million. Based upon the vesting provisions of these awards, $3.1 million of the fair value was attributed to preacquisition services of the A&S employees and was recognized as purchase price consideration. The remaining compensation will be recognized over the remaining service period.

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

Amounts in millions, unless otherwise noted

time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

The Company did not repurchase any shares during the quarters ended March 31, 2019 and 2018.

15. Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations, and limiting discretionary spending to improve profitability. For the quarter ended March 31, 2019, the Company didn’t record any expense related to the 2015 Altra Plan. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan.

During 2017, the Company commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The amounts for the quarter ended March 31, 2019 were comprised of approximately $0.5 million in severance, $0.3 million in consolidation costs, and $0.2 million in other restructuring costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs. The Company expects to incur an additional amount of approximately $1.0 to $3.0 million in expense under the 2017 Altra Plan through 2019.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects expenses related to workforce reductions, lease termination costs and other facility rationalization costs. The Company expects to incur $15 - $25 million in restructuring expenses under the 2019 Altra Plan over the next four years, primarily related to plant consolidation and headcount reductions. For the quarter ended March 31, 2019, the Company recorded approximately $1.1 million in severance, $0.1 million in relocation costs and $0.1 million in other restructuring costs, respectively, under the 2019 Altra Plan, which are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2019 and March 31, 2019.

	2015 Altra Plan	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$0.4	$1.6	$—	$2.0
Restructuring expense incurred	—	1.0	1.3	2.3
Cash payments	—	(1.5)	(0.5)	(2.0)
Balance at March 31, 2019	$0.4	$1.1	$0.8	$2.3

The following is a reconcilation of the accrued restructuring costs between January 1, 2018 and March 31, 2018.

	2015 Altra Plan	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2018	$0.8	$0.2	$—	$1.0
Restructuring expense incurred	—	0.9	—	0.9
Cash payments	(0.1)	(0.4)	—	(0.5)
Balance at March 31, 2018	$0.7	$0.7	$—	$1.4

The following is a reconciliation of restructuring expense by segment for the quarter ended March 31, 2019.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	2015 Altra Plan	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.0	$—	$1.0
Automation & Specialty	—	—	1.3	1.3
Corporate	—	—	—	—
Balance at March 31, 2018	$—	$1.0	$1.3	$2.3

The total accrued restructuring reserve as of March 31, 2019 relates to severance costs to be paid to former employees under the 2017 Altra Plan and is recorded in accruals and other liabilities on the accompanying consolidated balance sheet.

16. Segments, Concentrations and Geographic Information

Segments

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations.  Our operations are organized in two reporting segments that are aligned with key product types and end markets served, Power Transmission Technologies (“PTT”) and Automation & Specialty (“A&S”):

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

•	Automation & Specialty – A&S. This segment includes the following key brands:
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

The segment information presented below for the prior periods has been reclassified to conform to the new presentation of our two reporting segments. The prior year reporting segments consisted of Couplings, Clutches & Brakes; Electromagnetic, Clutches, & Brakes; and Gearing and were aggregated into the PTT segment.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results follows:

	Quarters Ended
	March 31, 2019	March 31, 2018
Net Sales:
Power Transmission Technologies	$234.9	$240.4
Automation & Specialty	249.1	—
Inter-segment eliminations	(1.2)	—
Net sales	$482.8	$240.4
Income from operations:
Segment earnings:
Power Transmission Technologies	$28.9	$28.2
Automation & Specialty	40.6	—
Corporate expenses (1)	(0.8)	(7.6)
Restructuring costs	(2.3)	(0.9)
Income from operations	$66.4	$19.7
Other non-operating (income) expense:
Loss on settlement of pension plan	—	5.1
Net interest expense	19.8	1.8
Other non-operating (income), net	1.1	(0.1)
Total non-operating (income) expense	$20.9	$6.8
Income before income taxes	45.5	12.9
Provision for income taxes	10.3	3.9
Net income	$35.2	$9.0

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended
	March 31, 2019	March 31, 2018
Depreciation and amortization:
Power Transmission Technologies	$8.4	$8.5
Automation & Specialty	23.0	—
Corporate	0.7	0.9
Total depreciation and amortization	$32.1	$9.4

	March 31, 2019	March 31, 2018
Total assets:
Power Transmission Technologies	$1,091.4	$908.9
Automation & Specialty	3,191.2	—
Corporate (2)	97.7	29.6
Total assets	$4,380.3	$938.5

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2019	March 31, 2018
North America (primarily U.S.)	$273.0	$125.7
Europe excluding Germany	81.7	44.2
Germany	62.2	49.3
Asia and other	65.9	21.2
Total	$482.8	$240.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

17. Derivative Financial Instruments

The Company enters into derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and occasionally on commodity prices. Derivative instruments utilized during the period include interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The counterparties to the Company's contractual derivative agreements are all major global financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

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

For a fixed-fixed cross currency swap at final maturity, (i) the total change in fair value of the swap will be the realized accruals of the pay and receive legs of the swap recorded in earnings and (ii) the final cash settlement of the principal at maturity recorded in cumulative translation adjustments (“CTA”).  The accruals of the pay and receive legs of the swap represent the forward points or “carry” on the swap and the final cash settlement of the principal at maturity will be equal to the spot-to-spot change over its life.  On a mark-to-market basis during its life, there will be three components to the change in fair value of the swap. The spot-to-spot change in fair value of the swap, non-discounted, based on the swap’s principal amount, will be recorded in CTA each period. The accrual of the pay and receive legs of the swap each period, representing the amortization in systematic fashion of the impact of changes in fair value of the swap from all other factors, will be recorded in earnings. The difference between the change in fair value of the excluded component of the cross currency swap and the amount recognized in earnings represented by accrual of the pay and receive legs of the swap will be recorded in CTA each period. This amount includes the change in fair value of the future interest payments and the impact of changes in discount factors as it impacts the value of the final principal exchange. As of March 31, 2019, the Company recorded $15.8 million to CTA and recognized approximately $3.8 interest income, net of the pay and receive legs of the swap.

The Company has historically utilized its cross currency interest rate swaps to mitigate foreign currency and interest rate cash flow exposure related to its non-functional currency long-term debt held at the Company’s wholly owned Dutch subsidiary.  The currency adjustments related to this loan were recorded in Other non-operating (income) expense, net. The offsetting gains and losses

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

on the related derivative contracts were recorded in other non-operating (income) expense, net. In December of 2016 the Company entered into a cross-currency interest rate swap that converted $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument. The Company designated the $100.0 million swap as a cash flow hedge, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings.  In addition, the Company entered into two cross-currency interest rate swaps that converted an additional $70.0 million of the U.S. dollar denominated floating interest payments (one for $40 million and the other for $30 million) to functional currency (euro) floating interest payments during the life of the hedging instruments. The effective period of one of the cross-currency interest rate swaps, in the amount of $30 million, expired as of December 31, 2017. On October 2, 2018, the Company terminated both the $100 million and the $40 million cross-currency interest rate swap agreements and paid approximately $14.0 million to settle the swap agreements.

Interest Rate Swaps

In December 2018, the Company entered into an interest rate swap agreement designed to eliminate the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement for a notional value of $600 million at 4.8255%. The Company recognized $0.5 million in interest expense as of March 31, 2019.  The effective period of the swap was December 4, 2018, and the maturity date is September 29, 2023.

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings for a notional value of $50.0 million, at 1.625%. The effective date was January 31, 2017 and the maturity date is January 31, 2020.

These interest rate swap agreements are designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its balance sheet at fair value. The Company has designated these interest rate swap agreements as cash flow hedges. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following table summarizes outstanding swaps that the Company has recorded at March 31, 2019.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Fixed Rate	Floating Leg	Fixed Rate	Floating Leg	Settlement	Effective
into	Instrument	(millions)	(swap counterparty)	(swap counterparty)	(Company)	(Company)	Dates	Period of Swap
12/10/2018	Cross currency interest rate swap	$240.0	4.8255%	N/A	2.315%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$192.0	4.8255%	N/A	2.235%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$108.0	4.8255%	N/A	2.190%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$60.0	4.8255%	N/A	2.290%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/4/2018	Interest rate swap	$600.0	4.8255%	Variable rate 1- month USD LIBOR plus 2%	N/A	1 Month USD- LIBOR-BBA plus 2%	Monthly on the last business day of each month commencing with December 31, 2018 in accordance with Modified Following Business Day Convention	12/4/2018 - 9/29/2023
1/31/2017	Interest rate swap	$50.0	N/A	Variable rate 1- month USD LIBOR	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 6 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in millions).

	Balance Sheet Location	March 31, 2019	December 31, 2018
Designated as hedging instruments:
Cross currency swap agreements	Other long-term (assets)/liabilities	$(7.4)	$8.4
Interest rate swap agreement	Other long-term (assets)	(0.3)	(0.5)
Interest rate swap agreement	Other long-term liabilities	12.4	7.9
		$4.7	$15.8

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

18.Commitments and Contingencies

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of March 31, 2019 and December 31, 2018.

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

Environmental

There is contamination at some of the Company’s current facilities, primarily related to historical operations at those sites, for which the Company could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of the Company’s current or former sites, based on historical uses of those sites. The Company currently is not undertaking any remediation or investigations and the costs or liability in connection with potential contamination conditions at these facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while the Company attempts to evaluate the risk of liability associated with these facilities at the time the Company acquired them, there may be environmental conditions currently unknown to the Company relating to prior, existing or future sites or operations or those of predecessor companies whose liabilities the Company may have assumed or acquired which could have a material adverse effect on the Company’s business.

The Company is being indemnified, or expects to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. Accordingly, based on

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

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

19. Subsequent Events

On April 24 2019, the Company declared a dividend of $0.17 per share for the quarter ended June 30, 2019, payable on July 2, 2019 to stockholders of record as of June 18, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can often be identified by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of our common stock;
•	our ability to achieve our business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislations, treaties, and tariffs both in and outside of the United States;
•	our ability to retain existing customers and our ability to attract new customers and grow our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to our operations;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond our control;
•	our risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which we are a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the 2017 U.S. Tax Act, and changes in the enforcement of laws;
•	our ability to attract and retain key executives and other personnel;
•

our ability to successfully pursue our development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	our ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	the risks associated with the portion of our total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of our goodwill or other assets;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the price of our common stock and the risk of litigation following a decline in the price of our common stock;
•	failure of our operating equipment or information technology infrastructure;
•	our ability to implement and maintain our Enterprise Resource Planning (ERP) system;
•	our access to capital, credit ratings, indebtedness, and our ability to raise additional capital and operate under the terms of our debt obligations;
•	the risks associated with our debt;
•	the risks associated with our exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with our being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with our exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including the Stromag Acquisition, and the Fortive Transaction;
•	other risks associated with the Fortive Transaction, including:
o	lost sales and customers as a result of customers of Altra or the A&S Business deciding not do so business with us;
o	risks associated with managing a larger and more complex business;
o	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;
o	the loss of key employees;
o	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
o	possible inconsistencies in standards, controls, procedures, policies and compensation structures;
o	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
o	potential unknown liabilities and unforeseen expenses associated with the Fortive Transaction;
•

our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives;

•	the risk associated with the UK’s vote to leave the European Union; and
•	other factors, risks, and uncertainties referenced in our filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” set forth in this document.

YOU SHOULD NOT RELY UPON FORWARD-LOOKING STATEMENTS AS PREDICTIONS OF FUTURE EVENTS. ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018,  FILED WITH THE SEC ON MARCH 1, 2019; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion and analysis of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. As of March 31, 2019, the initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is provisional.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general.  Since completing the Fortive Transaction on October 1, 2018, our focus has been on the integration of the A&S Business and we have substantially completed the tactical components of that integration.  In the quarter ended March 31, 2019, the addition of the A&S Business continues to have a favorable impact on our financial performance.  Looking forward, our strategic priorities are to continue to execute on the integration of the A&S Business and achieve our synergy target, to continue to capitalize on our strong cash generation to de-lever our balance sheet and to implement best practices from the Altra Business System to optimize sales growth and accelerate profitability, primarily through supply chain management, leveraging technology to drive innovation, and executing on organic growth and cross-selling opportunities.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2019, except for the adoption of ASC 842.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended
	March 31, 2019	March 31, 2018
Net sales	$482.8	$240.4
Cost of sales	307.9	166.2
Gross profit	174.9	74.2
Gross profit percentage	36.2%	30.9%
Selling, general and administrative expenses	90.9	47.1
Research and development expenses	15.3	6.5
Restructuring costs	2.3	0.9
Income from operations	66.4	19.7
Loss on settlement of pension plan	—	5.1
Interest expense, net	19.8	1.8
Other non-operating expense (income), net	1.1	(0.1)
Income before income taxes	45.5	12.9
Provision for income taxes	10.3	3.9
Net income	$35.2	$9.0

Quarter Ended March 31, 2019 compared with Quarter Ended March 31, 2018

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Net sales	$482.8	$240.4	$242.4	100.8%

The increase in net sales during the quarter ended March 31, 2019 is primarily due to increased sales resulting from the addition of the A&S Business in the amount of $249.1 million.  Excluding the impact of net sales from the A&S Business, net sales decreased $6.7 million compared to the prior year period. Changes in foreign exchange had an unfavorable impact on net sales of $8.6 million, primarily driven by the Euro.  This was offset by price which had a favorable increase of $4.5 million for the quarter ended March 31, 2019.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Gross profit	$174.9	$74.2	$100.7	135.7%
Gross profit as a percent of sales	36.2%	30.9%

Gross profit as a percentage of sales increased during the quarter ended March 31, 2019, primarily due to the acquisition of the A&S Business as well as improvements realized from price increases.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Selling, general and administrative expense (“SG&A”)	$90.9	$47.1	$43.8	93.0%
SG&A as a percent of sales	18.8%	19.6%

For the quarter ended March 31, 2019, SG&A as a percentage of net sales decreased primarily due to a decrease in acquisition expense of $4.9 million compared to the prior year quarter.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Research and development expenses (“R&D”)	$15.3	$6.5	$8.8	135.4%

Research and development expenses increased due to the inclusion of R&D expenses from the A&S Business for the quarter ended March 31, 2019 in the amount of approximately $9.2 million. We expect R&D costs to be approximately 2.0% - 3.0% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Restructuring costs	$2.3	$0.9	$1.4	155.6%

Restructuring costs.    During 2015 we adopted the 2015 Altra Plan in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline our cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. We do not expect to incur any additional material costs as a result of the 2015 Altra Plan. We estimate future annual savings for 2019 to be approximately $0.1 million.  The estimated future savings through 2019 are expected to improve SG&A by $0.1 million.  The total 2015 Plan savings are in line with our expectations.

During the quarter ended September 30, 2017, we commenced a new restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  We expect to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan.  We have achieved savings of $0.7 million during the quarter ended March 31, 2019 under the 2017 Altra Plan and estimate additional future savings during 2019 to be approximately $2.2 million.  The cost savings for the quarter ended March 31, 2018 were recognized as improvements in SG&A and Cost of Sales of approximately $0.2 million and $0.5 million, respectively.  The estimated future savings through 2019 are expected to improve SG&A and Cost of Sales by $0.6 million and $1.7 million, respectively.  The total 2017 Altra Plan savings are in line with our expectations.

During 2019, we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $15 - $25 million in restructuring expenses under the 2019 Plan over the next four years, primarily related to plant consolidation and headcount reductions.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Interest expense, net	$19.8	$1.8	$18.0	1000.0%

Interest expense increased for the quarter ended March 31, 2019 compared to the prior year period due to the debt incurred and assumed in connection with the Fortive Transaction in October 2018.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Other non-operating expense/(income), net	$1.1	$(0.1)	$1.2	1200.0%

Other non-operating income in each period in the chart above primarily relates to transaction gains and losses arising from the changes in foreign currency exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2019	March 31, 2018	Change	%
Provision for income taxes	$10.3	$3.9	$6.4	164.1%
Provision for income taxes as a percent of income before income taxes	22.6%	30.3%

The provision for income tax, as a percentage of income before income taxes, decreased for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. The decrease in the 2019 provision for income tax as a percent of income before income taxes is due to an increased R&D tax credit in the U.S. as a result of the A&S Business acquisition. Additionally, the 2018 provision for income tax as a percent of income before income taxes was impacted by certain non-deductible acquisition expenses related to the Fortive Transaction.

Segment Performance.

(Amounts in millions unless otherwise noted)

	Quarter Ended
	March 31, 2019	March 31, 2018
Net Sales:
Power Transmission Technologies	$234.9	$240.4
Automation & Specialty	249.1	—
Inter-segment eliminations	(1.2)	—
Net sales	$482.8	$240.4
Income from operations:
Segment earnings:
Power Transmission Technologies	$28.9	$28.2
Automation & Specialty	40.6	—
Corporate expenses (1)	(0.8)	(7.6)
Restructuring costs	(2.3)	(0.9)
Income from operations	$66.4	$19.7

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $234.9 million in the quarter ended March 31, 2019, a decrease of approximately $5.5 million or 2.3%, from the quarter ended March 31, 2018.  The decrease is due to unfavorable impact of foreign exchange rates at $8.6 million offset by the recovery of certain end markets.  Segment operating income increased $0.6 million compared to the prior year quarter.

Automation & Specialty

    Net sales in the Automation and Specialty segment were $249.1 million in the quarter ended March 31, 2019, a decrease of approximately $1.5 million, or 0.6%, from the quarter ended March 31, 2018. The decrease is due to the unfavorable impact of foreign exchange rates offset by continued recovery in certain of our more profitable end markets. Segment operating income decreased by approximately $17.0 million compared to the prior year quarter, primarily as a result of increased amortization expense. Note that the Automation and Specialty segment financial information for the prior year quarter has been derived from the interim unaudited combined condensed financial statements of the A&S Business, which are included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on June 21, 2018.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility (as defined herein). At March 31, 2019, we have the ability under the Altra Revolving Credit Facility (as defined herein) to borrow an additional $296.2 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

Notes

On September 26, 2018, Stevens Holding Company, Inc., a wholly owned subsidiary of the Company (“Stevens Holding”), announced the pricing of $400.0 million aggregate principal amount of Stevens Holding’s 6.125% senior notes due 2026 (the “Notes”) in a private debt offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Private Placement”). On October 1, 2018, the Private Placement closed, and Stevens Holding sold $150.0 million aggregate principal amount of the Notes (the “Primary Notes”) and an unaffiliated selling securityholder sold $250.0 million aggregate principal amount of the Notes (the “Selling Securityholder Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes will be April 1, 2019. The Notes may be redeemed at the option of Stevens Holding on or after October 1, 2023, in the manner and at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the date of redemption. The Notes are guaranteed on a senior unsecured basis by Altra and certain of its domestic subsidiaries.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.49% at March 31, 2019.

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

Under the 2015 Credit Agreement, the amount of the Company’s revolving credit facility was $350.0 million (the “2015 Revolving Credit Facility”).  Prior to October 2018, the amounts available under the 2015 Revolving Credit Facility were used for general corporate purposes, including acquisitions, and to repay existing indebtedness.

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

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the December 30, 2016 closing of Altra’s purchase of Stromag (the “Stromag Acquisition”), increased the 2015 Revolving Credit Facility by $75.0 million to $425.0 million.  The Company borrowed additional funds under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition.  The October 2016 Amendment also reset the possible expansion of up to $150.0 million of additional future loan commitments.  In addition, the October 2016 Amendment increased the multicurrency sublimit to $250.0 million and adjusted certain financial covenants.

On October 1, 2018, in connection with the Fortive Transaction and the entering into the Altra Credit Agreement, the 2015 Credit Agreement was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.  During the quarter ended March 31, 2019, one of our subsidiaries in China opened a new line of credit for approximately $1.2 million with a term of 1 year.

Borrowings

The following is a summary of our borrowings as of March 31, 2019 and December 31, 2018, respectively:

	Amounts in millions
	March 31, 2019	March 31, 2018
Debt:
Term loan	$1,305.0	$—
Revolving credit facility	—	266.6
Notes	400.0	—
Mortgages and other	14.3	12.9
Finance leases	0.5	0.2
Total debt	$1,719.8	$279.7

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended March 31, 2019 and March 31, 2018, respectively:

	March 31, 2019	March 31, 2018	Change
Cash and cash equivalents at the beginning of the period	$169.0	$52.0	$117.0
Cash flows provided from operating activities	39.3	3.7	35.6
Cash flows used in investing activities	(27.2)	(7.0)	(20.2)
Cash flows used in financing activities	(27.2)	(3.7)	(23.5)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.4	(2.9)
Cash and cash equivalents at the end of the period	$152.4	$46.4	$106.0

Cash Flows for 2019

Net cash provided from operating activities was approximately $39.3 million for the period ended March 31, 2019. This was generated by net income of $35.2 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, loss on settlement of pension plan, loss on disposal of fixed assets, and non-cash loss on foreign currency which totaled approximately $38.0 million. This was mostly offset by a net decrease in assets and liabilities of approximately $(33.9) million.

Net cash used in investing activities for the period ended March 31, 2019 increased approximately $20.2 million compared to the period ended March 31, 2018, primarily as a result of the impact of the Fortive Transaction.

Net cash used in financing activities in the period ended March 31, 2019 as compared to the period ended March 31, 2018 increased by $23.5 million, primarily as a result of the impact of the Fortive Transaction.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases, and to pay dividends to our stockholders. As of March 31, 2019 we have approximately $76.9 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Altra Credit Facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2018 are incorporated herein by reference.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	$30,000,000
February 1, 2019 to February 28, 2019	—	$—	—	$—
March 1, 2019 to March 31, 2019	—	$—	—	$—

(1)

On October 19, 2016, our Board of Directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019 (the “2016 Repurchase Program”). The 2016 Repurchase Program was announced on October 21, 2016, and replaced the previous share repurchase program which was terminated. The Company is authorized to purchase shares on the open market, through block trades, in privately negotiated transactions, in compliance with SEC Rule 10b-18 (including through Rule 10b5-1 plans), or in any other appropriate manner. The timing of the shares repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. Shares acquired through the 2016 Repurchase Program will be retired. The Company retains the right to limit, terminate, or extend the 2016 Repurchase Program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

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

10.1*	Form of Altra industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Inventive Plan.

10.2*	Form of Altra industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Inventive Plan.

10.3*	Form of Altra industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Inventive Plan.

10.4*	Form of Altra industrial Motion Corp.’s Nonqualified Stock Option Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Inventive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

May 3, 2019	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
May 3, 2019	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
May 3, 2019	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)