Form 10-K/A
period 2018-12-31
Altra Industrial Motion Corp.
filed 2019-07-02
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Altra Industrial Motion Corp. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (the “Second Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “Original Form 10-K”) and as subsequently amended by a Form 10-K/A filed with the SEC on March 29, 2019 (the “First Amendment”). This Second Amendment is being filed solely to correct a disclosure under Item 9B of Part II of the Original Form 10-K. Except as noted above, this Second Amendment does not amend, modify or otherwise update any other information in the Original Form 10-K and the First Amendment or reflect any events occurring after the filing of the Original Form 10-K and the First Amendment. Accordingly, this Second Amendment should be read in conjunction with the Original Form 10-K and the First Amendment.

PART II

Item 9B.Other Information

The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3) Exhibits List

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 2, 2019	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

3