Form 10-Q
period 2019-06-30
Altra Industrial Motion Corp.
filed 2019-07-26
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 25, 2019, there were 64,504,357 million outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153.6	$169.0
Trade receivables, less allowance for doubtful accounts of $5.5 and $5.6 million at June 30, 2019 and December 31, 2018, respectively	269.6	259.8
Inventories	237.5	231.2
Income tax receivable	15.0	10.2
Prepaid expenses and other current assets	34.6	33.1
Assets held for sale	—	0.7
Total current assets	710.3	704.0
Property, plant and equipment, net	360.8	364.4
Intangible assets, net	1,546.5	1,585.7
Goodwill	1,686.1	1,662.3
Deferred income taxes	0.9	4.9
Other non-current assets	12.8	15.9
Operating lease right of use assets	40.4	—
Total assets	$4,357.8	$4,337.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156.5	$175.8
Accrued payroll	54.5	57.0
Accruals and other current liabilities	80.5	79.6
Income tax payable	9.4	7.5
Current portion of long-term debt	19.2	17.2
Operating lease liabilities	14.3	—
Total current liabilities	334.4	337.1
Long-term debt - less current portion	1,642.5	1,690.9
Deferred income taxes	401.2	393.2
Pension liabilities	32.9	32.0
Long-term taxes payable	4.5	5.4
Other long-term liabilities	30.2	30.4
Operating lease liabilities, net of current portion	27.7	—
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.001 par value per share, 120.0 million shares authorized, 64.3 and 64.2 million shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	0.1	0.1
Additional paid-in capital	1,691.8	1,687.1
Retained earnings	274.5	232.6
Accumulated other comprehensive loss	(82.0)	(71.6)
Total stockholders’ equity	1,884.4	1,848.2
Total liabilities and stockholders’ equity	$4,357.8	$4,337.2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$466.5	$237.3	$949.3	$477.7
Cost of sales	299.5	159.1	607.4	325.2
Gross profit	167.0	78.2	341.9	152.5
Operating expenses:
Selling, general and administrative expenses	92.0	43.4	182.9	90.5
Research and development expenses	14.7	6.2	30.0	12.7
Restructuring costs	3.2	0.6	5.5	1.5
	109.9	50.2	218.4	104.7
Income from operations	57.1	28.0	123.5	47.8
Other non-operating income and expense:
Loss on settlement of pension plan	—	—	—	5.1
Interest expense, net	18.6	2.1	38.4	3.9
Other non-operating expense/(income), net	0.4	(0.3)	1.5	(0.4)
	19.0	1.8	39.9	8.6
Income before income taxes	38.1	26.2	83.6	39.2
Provision for income taxes	9.1	7.2	19.4	11.2
Net income	$29.0	$19.0	$64.2	$28.0
Weighted average shares, basic	64.3	29.0	64.3	29.1
Weighted average shares, diluted	64.5	29.1	64.5	29.2
Net income per share:
Basic	$0.45	$0.66	$1.00	$0.96
Diluted	$0.45	$0.65	$1.00	$0.96
Cash dividend declared per share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$29.0	$19.0	$64.2	$28.0
Other Comprehensive income:
Foreign currency translation adjustment	4.9	(16.2)	(7.6)	(8.5)
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	—	—	3.8
Change in pension liability adjustment, net of tax	—	—	(0.3)	0.6
Change in fair value of derivative financial instruments, net of tax	(14.0)	0.7	(2.5)	1.1
Total other comprehensive (loss) income:	(9.1)	(15.5)	(10.4)	(3.0)
Comprehensive income	$19.9	$3.5	$53.8	$25.0

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Year to Date Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$64.2	$28.0
Adjustments to reconcile net income to net operating cash flows:
Depreciation	28.9	13.8
Amortization of intangible assets	35.4	4.9
Amortization of deferred financing costs	2.3	0.3
Loss on foreign currency, net	0.8	—
Loss on partial settlement of pension plan	—	5.1
Loss on disposal, impairment and other	0.2	0.3
Stock-based compensation	7.0	2.7
Changes in assets and liabilities, net of assets acquired:
Trade receivables	(10.2)	(13.0)
Inventories	(6.3)	(5.5)
Accounts payable, accrued payroll, accruals and current liabilities	(20.2)	2.0
Other current assets and liabilities	(4.5)	(3.9)
Other operating assets and liabilities	(1.5)	(5.6)
Net cash provided by operating activities	96.1	29.1
Cash flows from investing activities
Purchase of property, plant and equipment	(24.1)	(14.9)
A&S acquisition purchase price adjustment	(13.5)	—
Acquisition of Aluminium Die Casting, S.r.L.	—	(2.7)
Proceeds from sale of building	0.3	—
Net cash used in investing activities	(37.3)	(17.6)
Cash flows from financing activities
Payments on 2015 Revolving Credit Facility	—	(24.4)
Payments on Term Loan Facility	(50.0)	—
Dividend payments	(22.0)	(10.0)
Borrowing under 2015 Revolving Credit Facility	—	11.0
Payments of equipment, working capital notes, mortgages and other debts	(0.5)	(0.6)
Proceeds from issuance of China debt	2.4	—
Shares surrendered for tax withholding	(2.3)	(1.5)
Net cash used in financing activities	(72.4)	(25.5)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.1
Net change in cash and cash equivalents	(15.4)	(13.9)
Cash and cash equivalents at beginning of period	169.0	52.0
Cash and cash equivalents at end of period	$153.6	$38.1
Cash paid during the period for:
Interest paid on borrowings	$35.3	$3.6
Income taxes paid	24.4	8.1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$0.0	29.1	$223.3	$223.2	$(49.9)	$396.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	1.2	—	—	1.2
Net income	—	—	—	28.0	—	28.0
Dividends declared, $0.34 per share	—	—	—	(10.0)	—	(10.0)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	1.1	1.1
Minimum pension adjustment, net of tax	—	—	—	—	4.4	4.4
Cumulative foreign currency translation adjustment	—	—	—	—	(8.5)	(8.5)
Balance at June 30, 2018	$0.0	29.1	$224.5	$241.2	$(52.9)	$412.9

Balance at March 31, 2018	$0.0	29.1	$223.2	$227.2	$(37.4)	$413.0
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	1.3	—	—	1.3
Net income	—	—	—	19.0	—	19.0
Dividends declared, $0.17 per share	—	—	—	(5.0)	—	(5.0)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	0.7	0.7
Minimum pension adjustment, net of tax	—	—	—	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	(16.2)	(16.2)
Balance at June 30, 2018	$0.0	29.1	$224.5	$241.2	$(52.9)	$412.9

Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	4.7	—	—	4.7
Net income	—	—	—	64.2	—	64.2
Dividends declared, $0.34 per share	—	—	—	(22.3)	—	(22.3)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(2.5)	(2.5)
Minimum pension adjustment, net of tax	—	—	—	—	(0.3)	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(7.6)	(7.6)
Balance at June 30, 2019	$0.1	64.3	$1,691.8	$274.5	$(82.0)	$1,884.4

Balance at March 31, 2019	$0.1	64.3	$1,688.5	$256.7	$(72.9)	$1,872.4
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	3.3	—	—	3.3
Net income	—	—	—	29.0	—	29.0
Dividends declared, $0.17 per share	—	—	—	(11.2)	—	(11.2)
Change in fair value of Derivative Financial Instruments, net of tax	—	—	—	—	(14.0)	(14.0)
Minimum pension adjustment, net of tax	—	—	—	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	4.9	4.9
Balance at June 30, 2019	$0.1	64.3	$1,691.8	$274.5	$(82.0)	$1,884.4

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

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2019, as amended on March 29, 2019 and July 2, 2019 (the “2018 Annual Report on Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Certain prior year numbers have been adjusted to conform to the current year rounding convention of reporting financial data in millions of dollars, except as otherwise noted.

3. Recent Accounting Standards

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward looking approach, based on expected losses, to estimate credit losses on certain type of financial instruments, including trade receivables. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted.  The Company is currently evaluating the impact of the standard on our Consolidated Financial Statements.

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASU 2016-02, which required, among other items, lessees to recognize a right-of-use asset (“ROU assets”) and lease liability for most leases. As permitted by the new lease standard, the Company elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) not to reassess prior conclusions about lease identification, lease classification and initial direct costs (iii) not to apply the recognition requirements to short-term leases, and (iv) not to separate non-lease components from associated lease components, for all classes of underlying assets. Upon adoption of the new lease standard, the Company recorded right of use assets of $46.7 million and lease liabilities of $48.2 million in connection with its operating leases. See Note 5 for additional information regarding our commitments under various lease obligations.

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

As of June 30, 2019, the allocation of the purchase price of the A&S Business is provisional. The fair value of all the acquired identifiable assets and liabilities is provisional pending finalization of the Company’s acquisition accounting, including the finalization of the valuation of the intangible assets acquired, identification and measurement of the inventory and property, plant and equipment, the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, as well as identification and measurement of uncertain tax positions, if any. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company recorded certain measurement period adjustments for the year to date period ended June 30, 2019 in the amount of $29.1 million, which includes $2.9 million recorded in the quarter to date period ended June 30, 2019. The preliminary purchase price allocation below includes such adjustments.

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Consideration transferred:
Total cash consideration	$1,003.4	$—	$1,003.4
Total equity consideration	1,458.7	—	1,458.7
A&S acquisition purchase price adjustment	—	13.5	13.5
Fair value of consideration transferred	$2,462.1	$13.5	$2,475.6

Recognized identifiable assets acquired and liabilities assumed:
Less: cash on A&S balance sheet at 10/1/2018	54.1	(0.5)	53.6
Receivables	129.7	(0.8)	128.9
Inventory	89.1	(2.1)	87.0
Prepaids and other current assets	6.9	(0.2)	6.7
Property, plant and equipment	178.3	(1.0)	177.3
Intangibles	1,454.0	—	1,454.0
Other non-current assets	7.9	(0.4)	7.5
Accounts payable	(98.9)	0.8	(98.1)
Accrued payroll	(15.2)	0.5	(14.7)
Accrued expenses and other current liabilities	(33.7)	0.1	(33.6)
Pension liability and other post employment benefits	(12.0)	—	(12.0)
Deferred tax liability	(355.7)	(11.7)	(367.4)
Other long term liability	(2.6)	(0.3)	(2.9)
Senior unsecured notes assumed	(400.0)	—	(400.0)
Total identifiable net assets assumed	1,001.9	(15.6)	986.3
Goodwill	$1,460.2	$29.1	$1,489.3

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

The major acquired technology IPR&D relates to the next generation of valvetrain technologies, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations.  The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service.  There was no evidence of impairment to IPR&D as of June 30, 2019.

The Company recorded net sales from the A&S Business of $233.3 and $482.4 million for the three and six months ended June 30, 2019.  The Company recorded net income from the A&S Business of $21.1 and $53.2 million for the three and six months ended June 30, 2019. Net income includes amortization expense from the A&S Business of $15.3 and $30.8 million for the three and six months ended June 30, 2019.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date period ended June 30, 2018, as if the Company had acquired the A&S Business on January 1, 2018. The pro forma information contains the actual operating results of the Company and the A&S Business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets and (iii) additional interest expense for borrowings associated with the A&S Acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Pro forma (unaudited)
	Quarter Ended June 30,	Year To Date Ended June 30,
	2018	2018
Total revenues	$493.5	$984.5
Net income	37.1	63.3
Basic earnings per share	$0.58	$0.99
Diluted earnings per share	$0.58	$0.98

5. Lease Accounting

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. We lease property and equipment under finance and operating leases. At June 30, 2019, the Company’s right-of-use (“ROU”) assets and lease liabilities for operating and finance leases totaled approximately $40.9 and $42.5 million, respectively.  Finance lease ROU assets are included in non-current other assets and finance lease liabilities are included in current and non-current other liabilities on the Company’s condensed consolidated balance sheets. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Quantitative information regarding the Company’s leases is as follows:

Year To Date Ended June 30, 2019
Lease cost(1):
Operating lease cost	8.4
Short-term lease cost	0.2
Total lease cost	$8.6

(1)	Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2019	$8.2	$0.1
2020	13.5	0.2
2021	8.2	0.2
2022	6.4	0.1
2023	4.4	—
After 2023	4.9	—
Total lease payments	45.6	0.6
Less interest	(3.6)	(0.1)
Present value of lease liabilities	$42.0	$0.5

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.0
Operating cash flows from operating leases	$8.5
Financing cash flows from finance leases	$0.0
Weighted average remaining lease term - finance leases (in years)	3.30
Weighted average remaining lease term - operating leases (in years)	4.26
Average discount rate - finance leases	5.50%
Average discount rate - operating leases	3.46%

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows:

Year ending December 31:	Operating Leases	Capital Leases
2019	$15.3	$0.2
2020	11.2	0.2
2021	7.8	0.2
2022	6.1	0.1
2023	4.4	—
After 2023	5.1	—
Total lease obligations	49.9	0.7
Less amounts representing interest	—	(0.1)
Present value of minimum capital lease obligations	$49.9	$0.6

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Lease Accounting Policy

Arrangements that are determined to be leases at inception are recognized in long-term ROU assets, current lease liabilities, and long-term lease liabilities in the condensed consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease prepayments made and initial direct costs incurred and is reduced by lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases are recognized on a straight-line basis over the lease term.

6. Revenue Recognition

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

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Sales:
Power Transmission Technologies	$234.9	$237.3	$469.8	$477.7
Automation & Specialty	233.3	—	482.4	—
Inter-segment eliminations	(1.7)	—	(2.9)	—
Net sales	$466.5	$237.3	$949.3	$477.7

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America (primarily U.S.)	$269.8	$119.0	$542.8	$244.7
Europe excluding Germany	79.9	42.5	161.7	86.6
Germany	56.8	48.8	119.0	98.2
Asia and other	60.0	27.0	125.8	48.2
Total	$466.5	$237.3	$949.3	$477.7

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

The opening and closing balances of the Company’s contract liability and receivables as of the year to date period ended June 30, 2019 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - June 30, 2019	8.1	269.6
Increase/(Decrease)	$0.7	$9.8

In the three and six month periods ended June 30, 2019, the Company recognized $1.6 and $3.7 million of revenue related to our contract liabilities at January 1, 2019, respectively.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement (as defined herein) of $1,270.0 million approximates the fair value due to the variable interest rate. Further, the agreement was negotiated in October 2018 and there have not been any significant changes in our credit rating. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $420.0 million at June 30, 2019.

8. Changes in Accumulated Other Comprehensive Loss by Component

The following is a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2019	$(12.9)	$(0.2)	$(58.5)	$(71.6)
Net current-period Other Comprehensive Loss	(2.5)	(0.3)	(7.6)	(10.4)
Accumulated Other Comprehensive Loss by Component, June 30, 2019	$(15.4)	$(0.5)	$(66.1)	$(82.0)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2018	$(0.5)	$(3.7)	$(45.7)	$(49.9)
Net current-period Other Comprehensive Income Gain/(Loss)	1.1	0.6	(8.5)	(6.8)
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	3.8	—	3.8
Accumulated Other Comprehensive Gain/(Loss) by Component, June 30, 2018	$0.6	$0.7	$(54.2)	$(52.9)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$29.0	$19.0	$64.2	$28.0
Shares used in net income per common share - basic	64.3	29.0	64.3	29.1
Incremental shares of unvested restricted common stock	0.2	0.1	0.2	0.1
Shares used in net income per common share - diluted	64.5	29.1	64.5	29.2
Earnings per share:
Basic net income	$0.45	$0.66	$1.00	$0.96
Diluted net income	$0.45	$0.65	$1.00	$0.96

On October 1, 2018, upon consummation of the Fortive Transaction, the Company issued 35.0 million shares of Altra common stock pursuant to that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 7, 2018, among Altra, Fortive, McHale Acquisition Corp, and Stevens Holding Company, Inc. (“Stevens Holding”), and that certain Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Distribution Agreement”). As a result, following the consummation of the Fortive Transaction, the total amount of issued and outstanding common stock was approximately 64.2 million.

10. Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$115.1	$103.0
Work in process	26.5	23.5
Finished goods	95.9	104.7
	$237.5	$231.2

11. Goodwill and Intangible Assets

Changes in goodwill from January 1, 2019 through June 30, 2019 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Net goodwill balance January 1, 2019	$410.2	$1,252.1	$1,662.3
Measurement period adjustment related to acquisition of A&S	—	29.1	29.1
Impact of changes in foreign currency	(0.4)	(4.9)	(5.3)
Net goodwill balance June 30, 2019	$409.8	$1,276.3	$1,686.1

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Other intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$261.6	$—	$261.6	$262.0	$—	$262.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,195.6	113.6	1,082.0	1,196.4	91.0	1,105.4
Product technology and patents	210.1	23.2	186.9	212.9	10.6	202.3
Total intangible assets	$1,683.3	$136.8	$1,546.5	$1,687.3	$101.6	$1,585.7

The Company recorded $17.6 million and $2.4 million of amortization expense in the quarters ended June 30, 2019 and 2018, respectively; and, recorded $35.4 million and $4.9 million of amortization expense in the year to date periods ended June 30, 2019 and 2018.

The estimated amortization expense for intangible assets is approximately $35.4 million for the remainder of 2019, $70.7 million in each of the next four years and then $950.7 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Balance at beginning of period	$9.4	$7.5
Accrued current period warranty expense	2.0	0.5
Payments and adjustments	(1.2)	(1.4)
Balance at end of period	$10.2	$6.6

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

13. Debt

Outstanding debt obligations at June 30, 2019 and December 31, 2018 were as follows.

	June 30, 2019	December 31, 2018
Debt:
Term loan	$1,270.0	$1,320.0
Notes	400.0	400.0
Mortgages and other	15.2	13.5
Finance leases	0.5	0.5
Total gross debt	1,685.7	1,734.0
Less: debt discount and deferred financing costs	(24.0)	(25.9)
Total debt, net of deferred financing costs	1,661.7	1,708.1
Less: current portion of long-term debt	(19.2)	(17.2)
Total long-term debt, net of unaccreted discount	$1,642.5	$1,690.9

2018 Credit Agreement and Notes

On October 1, 2018 (the “A&S Closing Date”), upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the next interest payment date on the Notes will be due July 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

On the A&S Closing Date, the Company entered into a new Credit Agreement (the “Altra Credit Agreement”). The Altra Credit Agreement provides for a seven-year senior secured term loan in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate Fortive’s transfer of certain non-U.S assets, liabilities and entities constituting a portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries’ assumption of substantially all of the liabilities associated with the transferred assets (the “Direct Sales”), (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement (as defined herein) and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by the Company and certain of its domestic subsidiaries, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.40% at June 30, 2019.

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

The Company incurred $29.9 million in issuance costs, which are amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

As of June 30, 2019, the Company had $1,270.0 million outstanding on the Altra Credit Agreement.  As of June 30, 2019 and December 31, 2018, the Company had $4.4 million and $4.2 million in letters of credit outstanding, respectively. The Company had $295.6 million available to borrow under the Altra Credit Facilities at June 30, 2019.

Second Amended and Restated Credit Agreement

Prior to the Altra Credit Facilities, the Company maintained a revolving credit facility, in the amount of $425 million pursuant to the Second Amended and Restated Credit Agreement by and among the Company, Altra Industrial Motion Netherlands, B.V., one of the Company’s foreign subsidiaries, the lenders party thereto from time to time, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent (the “2015 Credit Agreement”).

On October 1, 2018, in connection with the Fortive Transaction and upon entering into the Altra Credit Agreement, the 2015 Credit Agreement, was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.79% to 2.5%, with various quarterly and monthly installments through 2028. During the year to date period ended June 30, 2019, one of the Company’s subsidiaries in China opened a new line of credit for approximately $7.5 million with a term life of one year. As of June 30, 2019 the Company had approximately $2.4 million outstanding on the line of credit.

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.5 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively. ROU assets are included in property, plant and equipment with the related amortization recorded as depreciation expense.

14. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of June 30, 2019 and December 31, 2018, there were 64.3 million and 64.2 million shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at June 30, 2019 and December 31, 2018.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 1.7 million as of June 30, 2019.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended June 30, 2019 and 2018 was $3.5 million and $1.4 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date periods ended June 30, 2019 and 2018 was $7.0 million and $2.7 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following tables set forth the activity of the Company’s restricted stock grants and stock options to date:

	Shares	Weighted- average fair value
Shares unvested January 1, 2019	823.6	$36.69
Shares granted	402.0	31.12
Shares for which restrictions lapsed	(225.3)	30.50
Shares unvested June 30, 2019	1,000.3	$35.59

	Shares	Weighted- average fair value
Options unvested January 1, 2019	—	$—
Options granted	271.7	30.65
Options exercised	—	—
Options outstanding June 30, 2019	271.7	$30.65

Total remaining unrecognized compensation cost is approximately $26.5 million as of June 30, 2019, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards, as of June 30, 2019, was $34.7 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

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

The Company did not repurchase any shares during the year to date periods ended June 30, 2019 and 2018.

15. Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations, and limiting discretionary spending to improve profitability. For the quarter ended June 30, 2019, the Company didn’t record any expense related to the 2015 Altra Plan. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The amounts for the year to date period ended June 30, 2019 were comprised of approximately $1.2 million in severance, $0.6 million in consolidation costs, $0.1 million in relocation costs, and $0.9 million in other restructuring costs, and are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs. The amounts for the quarter ended June 30, 2019 were comprised of approximately $0.7 million in severance, $0.3 million in consolidation costs, $0.1 million in relocation costs, and $0.7 million in other restructuring costs.  The Company expects to incur an additional amount of approximately $1.0 to $3.0 million in expense under the 2017 Altra Plan through 2019.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects expenses related to workforce reductions, lease termination costs and other facility rationalization costs. The Company expects to incur $15 - $25 million in restructuring expenses under the 2019 Altra Plan over the next four years, primarily related to plant consolidation and headcount reductions. For the year to date period ended June 30, 2019, the Company recorded approximately $2.3 million in severance, $0.1 million in relocation costs and $0.3 million in other restructuring costs, respectively, under the 2019 Altra Plan, which are classified in the accompanying unaudited condensed consolidated statement of income as restructuring costs. For the quarter ended June 30, 2019, the Company recorded $1.2 million in severance and $0.2 million in other restructuring costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2019 and June 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$2.0	$—	$2.0
Restructuring expense incurred	1.0	1.3	2.3
Cash payments	(1.5)	(0.5)	(2.0)
Balance at March 31, 2019	1.5	0.8	2.3
Restructuring expense incurred	1.8	1.4	3.2
Cash payments	(2.0)	(0.7)	(2.7)
Balance at June 30, 2019	$1.3	$1.5	$2.8

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconcilation of the accrued restructuring costs between January 1, 2018 and June 30, 2018.

	2015 Altra Plan	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2018	$0.8	$0.2	$—	$1.0
Restructuring expense incurred	—	0.9	—	0.9
Cash payments	(0.1)	(0.4)	—	(0.5)
Balance at March 31, 2018	0.7	0.7	—	1.4
Restructuring expense incurred	—	0.6	—	0.6
Cash payments	(0.2)	(0.9)	—	(1.1)
Balance at June 30, 2018	$0.5	$0.4	$—	$0.9

The following is a reconciliation of restructuring expense by segment for the year to date period ended June 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$2.8	$0.1	$2.9
Automation & Specialty	—	2.6	2.6
Balance at June 30, 2019	$2.8	$2.7	$5.5

The total accrued restructuring reserve as of June 30, 2019 relates to severance costs to be paid to former employees under the 2017Altra Plan and 2019 Altra Plan and is recorded in accruals and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarters Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Sales:
Power Transmission Technologies	$234.9	$237.3	$469.8	$477.7
Automation & Specialty	233.3	—	482.4	—
Inter-segment eliminations	(1.7)	—	(2.9)	—
Net sales	$466.5	$237.3	$949.3	$477.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$31.9	$33.2	$60.8	$61.5
Automation & Specialty	31.8	—	72.4	—
Corporate expenses (1)	(3.4)	(4.6)	(4.2)	(12.2)
Restructuring costs	(3.2)	(0.6)	(5.5)	(1.5)
Income from operations	$57.1	$28.0	$123.5	$47.8
Other non-operating (income) expense:
Loss on settlement of pension plan	—	—	—	5.1
Net interest expense	18.6	2.1	38.4	3.9
Other non-operating (income), net	0.4	(0.3)	1.5	(0.4)
Total non-operating (income) expense	$19.0	$1.8	$39.9	$8.6
Income before income taxes	38.1	26.2	83.6	39.2
Provision for income taxes	9.1	7.2	19.4	11.2
Net income	$29.0	$19.0	$64.2	$28.0

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation and amortization:
Power Transmission Technologies	$8.3	$8.4	$16.7	$17.0
Automation & Specialty	23.2	—	46.2	—
Corporate	0.7	0.9	1.4	1.7
Total depreciation and amortization	$32.2	$9.3	$64.3	$18.7

			June 30, 2019	June 30, 2018
Total assets:
Power Transmission Technologies			$1,089.2	$884.0
Automation & Specialty			3,170.3	—
Corporate (2)			98.3	22.6
Total assets			$4,357.8	$906.6

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America (primarily U.S.)	$269.8	$119.0	$542.8	$244.7
Europe excluding Germany	79.9	42.5	161.7	86.6
Germany	56.8	48.8	119.0	98.2
Asia and other	60.0	27.0	125.8	48.2
Total	$466.5	$237.3	$949.3	$477.7

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

For a fixed-fixed cross currency swap at final maturity, (i) the total change in fair value of the swap will be the realized accruals of the pay and receive legs of the swap recorded in earnings and (ii) the final cash settlement of the principal at maturity recorded in cumulative translation adjustments (“CTA”).  The accruals of the pay and receive legs of the swap represent the forward points or “carry” on the swap and the final cash settlement of the principal at maturity will be equal to the spot-to-spot change over its life.  On a mark-to-market basis during its life, there will be three components to the change in fair value of the swap. The spot-to-spot change in fair value of the swap, non-discounted, based on the swap’s principal amount, will be recorded in CTA each period. The accrual of the pay and receive legs of the swap each period, representing the amortization in systematic fashion of the impact of changes in fair value of the swap from all other factors, will be recorded in earnings. The difference between the change in fair value of the excluded component of the cross currency swap and the amount recognized in earnings represented by accrual of the pay and receive legs of the swap will be recorded in CTA each period. This amount includes the change in fair value of the future interest payments and the impact of changes in discount factors as it impacts the value of the final principal exchange. As of the year to date periods ended June 30, 2019 and December 31, 2018, the Company recorded $11.2 million and $8.4 million to CTA, respectively, and recognized approximately $7.7 million and $0.8 million in interest income, net of the pay and receive legs of the swap, respectively.

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

Interest Rate Swaps

In December 2018, the Company entered into an interest rate swap agreement designed to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement for a notional value of $600 million at 4.8255%. The Company recognized $1.0 million in interest expense as of the year to date period ended June 30, 2019.  The effective period of the swap was December 4, 2018, and the maturity date is September 29, 2023.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following table summarizes outstanding swaps that the Company has recorded at June 30, 2019.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Fixed Rate	Floating Leg	Fixed Rate	Floating Leg	Settlement	Effective
into	Instrument	(millions)	(swap counterparty)	(swap counterparty)	(Company)	(Company)	Dates	Period of Swap
12/10/2018	Cross currency interest rate swap	$240.0	4.8255%	N/A	2.315%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$192.0	4.8255%	N/A	2.235%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$108.0	4.8255%	N/A	2.190%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$60.0	4.8255%	N/A	2.290%	N/A	Quarterly on the last day of each December, March, June, and September	12/10/2018 - 9/29/2023
12/4/2018	Interest rate swap	$600.0	4.8255%	Variable rate 1- month USD LIBOR plus 2%	N/A	1 Month USD- LIBOR- BBA plus 2%	Monthly on the last business day of each month commencing with December 31, 2018 in accordance with Modified Following Business Day Convention	12/4/2018 - 9/29/2023
1/31/2017	Interest rate swap	$50.0	N/A	Variable rate 1- month USD LIBOR	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

The following table summarizes the location and fair value, using Level 2 inputs (see Note 7 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in millions).

	Balance Sheet Location	June 30, 2019	December 31, 2018
Designated as hedging instruments:
Cross currency swap agreements	Other long-term (assets)/liabilities	$(2.9)	$8.4
Interest rate swap agreement	Other long-term (assets)	(0.1)	(0.5)
Interest rate swap agreement	Other long-term liabilities	21.2	7.9
		$18.2	$15.8

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of June 30, 2019 and December 31, 2018.

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

Environmental

There is contamination at some of the Company’s current facilities, primarily related to historical operations at those sites, for which the Company could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of the Company’s current or former sites, based on historical uses of those sites. The Company currently is not undertaking any material remediation or investigations and the costs or liability in connection with potential contamination conditions at these facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while the Company attempts to evaluate the risk of liability associated with these facilities at the time the Company acquired them, there may be environmental conditions currently unknown to the Company relating to prior, existing or future sites or operations or those of predecessor companies whose liabilities the Company may have assumed or acquired which could have a material adverse effect on the Company’s business.

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

19. Subsequent Events

On July 22, 2019, the Company declared a dividend of $0.17 per share for the quarter ended September 30, 2019, payable on October 2, 2019 to stockholders of record as of September 18, 2019.

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

Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of our common stock;
•	our ability to achieve our business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislations, treaties, and tariffs both in and outside of the United States;
•	our ability to retain existing customers and our ability to attract new customers and grow our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to our operations;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond our control;
•	our risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which we are a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the Tax Cuts and Jobs Act (the “TCJA”), and changes in the enforcement of laws;
•	our ability to attract and retain key executives and other personnel;
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

YOU SHOULD NOT RELY UPON FORWARD-LOOKING STATEMENTS AS PREDICTIONS OF FUTURE EVENTS. ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018,  FILED WITH THE SEC ON MARCH 1, 2019, AS AMENDED; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion and analysis of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. As of June 30, 2019, the initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is provisional.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S., European, and global economies in general.  Since completing the Fortive Transaction on October 1, 2018, our focus has been on the integration of the A&S Business and we have substantially completed the tactical components of that integration.  In the quarter ended June 30, 2019, we experienced mixed business conditions and, as a result, we are accelerating cost reductions and other margin improvement initiatives to better align our cost structure with these market dynamics Looking forward, our strategic priorities are to continue to execute on initiatives to achieve our synergy target by leveraging sales collaborations, advancing our supply chain optimization efforts and continuing to integrate our world class business systems across the combined organization; to continue to capitalize on our strong cash generation to de-lever our balance sheet; and to continue to focus on initiatives to achieve our margin improvement target.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2019, except for the adoption of ASC 842.

Goodwill, Intangibles and other long-lived assets.  The Company assesses goodwill for impairment on an annual basis as of December 31, or when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2018 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values.

During the first six months of fiscal 2019 the JVS reporting unit has experienced lower than anticipated financial results primarily due to accelerating revenue pressures as a result of the heavy-duty truck market cyclicality. The financial performance of this reporting unit, which had a goodwill balance of approximately $116.7 million at June 30, 2019, is affected by fluctuations in the heavy-duty truck market.

Significant judgments are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in its annual impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The annual impairment tests performed as of December 31, 2019 utilized future annual budgeted amounts and discount rate assumptions based on an assessment of the Company’s weighted average cost of capital as well as other significant assumptions believed to be reasonable at that time. During the interim periods of fiscal year 2019, the Company has considered whether (i) actual results compared to the Company’s expectations (ii) general economic and industry conditions, and (iii) reporting unit specific factors would more likely than not reduce the estimated fair values of its reporting units, including its JVS reporting unit, below their carrying values. The Company has not performed an interim test for impairment of goodwill for any of its reporting units as it does not believe the factors impacting the performance of those reporting units, including its JVS reporting unit, through June 30, 2019 would more likely than not reduce the fair value below carrying value. The performance of the JVS reporting unit will continue to be monitored. If the JVS reporting unit does not achieve the financial performance that the Company expects, it is possible that a goodwill impairment charge may be result. There can be no assurance that future events will not results in an impairment of goodwill.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$466.5	$237.3	$949.3	$477.7
Cost of sales	299.5	159.1	607.4	325.2
Gross profit	167.0	78.2	341.9	152.5
Gross profit percentage	35.8%	33.0%	36.0%	31.9%
Selling, general and administrative expenses	92.0	43.4	182.9	90.5
Research and development expenses	14.7	6.2	30.0	12.7
Restructuring costs	3.2	0.6	5.5	1.5
Income from operations	57.1	28.0	123.5	47.8
Loss on settlement of pension plan	—	—	—	5.1
Interest expense, net	18.6	2.1	38.4	3.9
Other non-operating expense (income), net	0.4	(0.3)	1.5	(0.4)
Income before income taxes	38.1	26.2	83.6	39.2
Provision for income taxes	9.1	7.2	19.4	11.2
Net income	$29.0	$19.0	$64.2	$28.0

Quarter Ended June 30, 2019 compared with Quarter Ended June 30, 2018

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Net sales	$466.5	$237.3	$229.2	96.6%

The increase in net sales during the quarter ended June 30, 2019 is primarily due to increased sales resulting from the addition of the A&S Business in the amount of $233.3 million.  Excluding the impact of net sales from the A&S Business, net sales decreased $4.1 million compared to the prior year period. Changes in foreign exchange had an unfavorable impact on net sales of $6.6 million, primarily driven by the Euro. This was offset by price which had a favorable impact of $5.4 million for quarter ended June 30, 2019.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Gross profit	$167.0	$78.2	$88.8	113.6%
Gross profit as a percent of sales	35.8%	33.0%

Gross profit as a percentage of sales increased during the quarter ended June 30, 2019, primarily due to the inclusion of the higher margin A&S Business in the amount of approximately $92.1 million. The increase is partially offset by a $2.3 million unfavorable impact of foreign exchange, primarily driven by the Euro.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Selling, general and administrative expense (“SG&A”)	$92.0	$43.4	$48.6	112.0%
SG&A as a percent of sales	19.7%	18.3%

For the quarter ended June 30, 2019, the increase in SG&A was primarily driven by the inclusion of approximately $51.2 million of SG&A related to the A&S Business, including $15.2 million of amortization expense.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Research and development expenses (“R&D”)	$14.7	$6.2	$8.5	137.1%

Research and development expenses increased due to the inclusion of R&D expenses from the A&S Business for the quarter ended June 30, 2019 in the amount of approximately $9.1 million. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Restructuring costs	$3.2	$0.6	$2.6	433.3%

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

During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs. We expect to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan. The total 2017 Altra Plan savings are in line with our expectations.

During 2019, we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $15 - $25 million in restructuring expenses under the 2019 Plan over the next four years, primarily related to plant consolidation and headcount reductions. We have achieved savings of $1.0 million during the quarter ended June 30, 2019 under the 2019 Altra Plan and estimate additional future savings during 2019 to be approximately $2.3 million.  The cost savings for the quarter ended June 30, 2019 were recognized as improvements in SG&A and Cost of Sales of approximately $0.8 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Interest expense, net	$18.6	$2.1	$16.5	785.7%

Interest expense increased for the quarter ended June 30, 2019 compared to the prior year period due to the debt incurred and assumed in connection with the Fortive Transaction in October 2018.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Other non-operating expense/(income), net	$0.4	$(0.3)	$0.7	233.3%

Other non-operating income in each period in the chart above primarily relates to transaction gains and losses arising from the changes in foreign currency exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2019	June 30, 2018	Change	%
Provision for income taxes	$9.1	$7.2	$1.9	26.4%
Provision for income taxes as a percent of income before income taxes	23.9%	27.5%

The provision for income tax as a percentage of income before income taxes during the year to date period ended June 30, 2019 was lower than that of 2018. The decrease in the 2019 provision for income tax as a percent of income before income taxes is due to an increased R&D tax credit in the U.S. as a result of the A&S Business acquisition. Additionally, the 2018 provision for income tax as a percent of income before income taxes was impacted by certain non-deductible acquisition expenses.

Year to Date Ended June 30, 2019 compared with Year to Date Ended June 30, 2018

(Amounts in millions unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Net sales	$949.3	$477.7	$471.6	98.7%

The increase in net sales during the year to date period ended June 30, 2019 is primarily due to increased sales resulting from the acquisition of the A&S Business in the amount of $482.4 million. Excluding the impact of A&S sales, net sales decreased $10.8 million compared to the prior year.  Changes in foreign exchange had an unfavorable impact on net sales of $15.2 million compared to the prior year, primarily driven by the Euro. This was offset by price which had a favorable impact of $9.9 million for the year to date period ended June 30, 2019.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Gross profit	$341.9	$152.5	$189.4	124.2%
Gross profit as a percent of sales	36.0%	31.9%

Gross profit as a percentage of net sales increased during the year to date ended June 30, 2019 primarily due to the inclusion of the higher margin A&S Business in the amount $194.3 million. This increase was partially offset by the unfavorable impact of foreign exchange in the amount of $5.2 million, primarily the Euro.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Selling, general and administrative expense (“SG&A”)	$182.9	$90.5	$92.4	102.1%
SG&A as a percent of sales	19.3%	18.9%

For the year to date period ended June 30, 2019, the increase in SG&A was primarily driven by the inclusion of $103.5 million of SG&A related to the A&S Business including $30.7 million of amortization expense.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Research and development expenses (“R&D”)	$30.0	$12.7	$17.3	136.2%

Research and development expenses increased due to the inclusion of R&D expenses for the A&S Business for the year to date period ended June 30, 2019 in the amount of approximately $18.3 million. We expect research and development costs to approximate 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Restructuring costs	$5.5	$1.5	$4.0	266.7%

During 2015 we adopted the 2015 Altra Plan in response to weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline our cost structure.  The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations and related asset impairments and limiting discretionary spending to improve profitability. We do not expect to incur any additional material costs as a result of the 2015 Altra Plan.  The total 2015 Plan savings are in line with our expectations.

During quarter ended September 30, 2017, the we commenced a restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan include reducing headcount, facility consolidations and the elimination of certain costs.  We expect to incur approximately $1.0 to $3.0 million in additional expense through 2019 related to the 2017 Altra Plan. The total 2017 Altra Plan savings are in line with our expectations.

During 2019, the we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $15 - $25 million in restructuring expenses under the 2019 Altra Plan over the next 4 years, primarily related to plant consolidation and headcount reductions. We have achieved savings of $1.0 million during the year to date period ended June 30, 2019 under the 2019 Altra Plan and estimate additional future savings during 2019 to be approximately $2.3 million.  The cost savings for the year to date period ended June 30, 2019 were recognized as improvements in SG&A and Cost of Sales of approximately $0.8 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Interest expense, net	$38.4	$3.9	$34.5	884.6%

Interest expense increased for the year to date period ended June 30, 2019 compared to the prior year period due to the debt incurred and assumed in connection with the Fortive Transaction in October 2018. The increase is primarily driven by the interest paid on the senior secured term loan of approximately $29.1 million. In addition we paid approximately $1.2 million in interest expense on our derivative instruments for the year to date period ended June 30, 2019.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Other non-operating income, net	$1.5	$(0.4)	$1.9	(475.0)%

Other non-operating income in each period in the chart above primarily relates to transaction gains and losses arising from the changes in foreign currency exchange rates related primarily to the Euro, British Pound, and Chinese Renminbi.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2019	June 30, 2018	Change	%
Provision for income taxes	$19.4	$11.2	$8.2	73.2%
Provision for income taxes as a percent of income before income taxes	23.2%	28.6%

The provision for income tax, as a percentage of income before income taxes, decreased for the year to date period ended June 30, 2019 as compared to the year to date period ended June 30, 2018. The decrease in the 2019 provision for income tax as a percent of income before income taxes is due to an increased R&D tax credit in the U.S. as a result of the A&S Business acquisition. Additionally, the 2018 provision for income tax as a percent of income before income taxes was impacted by certain non-deductible acquisition expenses.

Segment Performance.

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Sales:
Power Transmission Technologies	$234.9	$237.3	$469.8	$477.7
Automation & Specialty	233.3	—	482.4	—
Inter-segment eliminations	(1.7)	—	(2.9)	—
Net sales	$466.5	$237.3	$949.3	$477.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$31.9	$33.2	$60.8	$61.5
Automation & Specialty	31.8	—	72.4	—
Corporate expenses (1)	(3.4)	(4.6)	(4.2)	(12.2)
Restructuring costs	(3.2)	(0.6)	(5.5)	(1.5)
Income from operations	$57.1	$28.0	$123.5	$47.8

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $469.8 million in the year to date period ended June 30, 2019, a decrease of approximately $7.9 million or 1.7%, from the year to date period ended June 30, 2018.  The decrease is primarily due to unfavorable impact of foreign exchange rates at $15.2 million offset by the recovery of certain end markets.

Automation & Specialty

Net sales in the Automation and Specialty segment were $482.4 million in the year to date period ended June 30, 2019, a decrease of approximately $24.4 million, or 4.8%, from the quarter ended June 30, 2018. The decrease is due to the unfavorable impact of foreign exchange rates and the decline in certain of our more profitable end markets. Note that the Automation and Specialty segment financial information for the prior year quarter has been derived from the interim unaudited combined condensed financial statements of the A&S Business, which are included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on June 21, 2018.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility (as defined herein). At June 30, 2019, we have the ability under the Altra Revolving Credit Facility (as defined herein) to borrow an additional $295.6 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 4.40% at June 30, 2019.

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

During the year to date period ended June 30, 2019, one of our subsidiaries in China opened a new line of credit for approximately $7.5 million with a term of 1 year.

Borrowings

The following is a summary of our borrowings as of June 30, 2019 and June 30, 2018, respectively:

	Amounts in millions
	June 30, 2019	June 30, 2018
Debt:
Term loan	$1,270.0	$—
Revolving credit facility	—	249.2
Notes	400.0	—
Mortgages and other	15.2	12.0
Finance leases	0.5	0.2
Total debt	$1,685.7	$261.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended June 30, 2019 and June 30, 2018, respectively:

	June 30, 2019	June 30, 2018	Change
Cash and cash equivalents at the beginning of the period	$169.0	$52.0	$117.0
Cash flows provided from operating activities	96.1	29.1	67.0
Cash flows used in investing activities	(37.3)	(17.6)	(19.7)
Cash flows used in financing activities	(72.4)	(25.5)	(46.9)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.1	(1.9)
Cash and cash equivalents at the end of the period	$153.6	$38.1	$115.5

Cash Flows for 2019

Net cash provided from operating activities was approximately $96.1 million for the period ended June 30, 2019. This was generated by net income of $64.2 million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, loss on disposal of fixed assets, and non-cash loss on foreign currency which totaled approximately $74.6 million. This was mostly offset by a net decrease in assets and liabilities of approximately $42.7 million.

Net cash used in investing activities for the period ended June 30, 2019 increased approximately $19.7 million compared to the period ended June 30, 2018, primarily as a result of the impact of the Fortive Transaction.

Net cash used in financing activities in the period ended June 30, 2019 as compared to the period ended June 30, 2018 increased by $46.9 million, primarily as a result of the impact of the Fortive Transaction.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, for share repurchases, and to pay dividends to our stockholders. As of June 30, 2019 we have approximately $88.8 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Altra Credit Facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended June 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity by month for the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under The Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	$30,000,000
May 1, 2019 to May 31, 2019	—	$—	—	$—
June 1, 2019 to June 30, 2019	—	$—	—	$—

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

July 26, 2019	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
July 26, 2019	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
July 26, 2019	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)