Form 10-K
period 2019-12-31
Altra Industrial Motion Corp.
filed 2020-02-27
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-33209

ALTRA INDUSTRIAL MOTION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Granite Street, Suite 201 Braintree, MA	02184
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(781) 917-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AIMC	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $2.30 billion.

As of February 26, 2020, there were 64,666,277 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

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

Our product lines involve a large number of unique parts, are generally delivered in small order quantities with short lead times and require varying levels of technical support and responsive customer service. Many of our OEM customers incorporate our products into their designs of their equipment, helping to generate high switching costs and foster brand preference. As a result of these characteristics, the essential nature of our products and the wear to which many are subjected, we generate a significant amount of recurring revenue with repeat customers. Our large installed base generates significant aftermarket replacement demand, which we estimate accounted for approximately 31% of revenues in 2019.

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

We believe our geographic footprint and portfolio of strong brands provides a platform from which to extend our leading market positions. Our expansive global footprint comprised of 51 manufacturing facilities, 21 service sales/engineering centers and approximately 9,200 employees enables us to serve global customers on a local basis.  In 2019, approximately 56% of our revenues were generated from customers in North America, 29% were generated in Europe and 15% in Asia Pacific and the rest of the world. The diversification of our revenues on a geographical, end-market, business mix and customer basis are outlined below for the 2019 fiscal year.

In this Annual Report on Form 10-K, the terms “Altra”, “Altra Motion,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries, except where the context otherwise requires or indicates.

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

In accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 7, 2018, among Altra, Fortive, McHale Acquisition Corp. (“Merger Sub”) and Stevens Holding Company, Inc. (“Stevens Holding”), and the Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Distribution Agreement”), (1) Fortive transferred certain assets, liabilities and entities constituting a portion of the A&S Business to Stevens Holding, (2) Fortive distributed to its stockholders all of the issued and outstanding shares of Stevens Holding common stock held by Fortive by way of an exchange offer (the “Distribution”) and (3) Merger Sub merged with and into Stevens Holding and Stevens Holding became a wholly-owned subsidiary of Altra, and the issued and outstanding shares of Stevens Holding common stock converted into shares of Altra common stock (the “Merger”). In addition, pursuant to the Merger Agreement, prior to the effective time of the Merger, Fortive transferred certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries assumed substantially all of the liabilities associated with the transferred assets (the “Direct Sales”) (all of the foregoing, collectively, the “Fortive Transaction”).  Upon consummation of the Fortive Transaction, the shares of Stevens Holding common stock then outstanding were automatically converted into the right to receive 35.0 million shares of Altra common stock, which were issued by Altra on the Closing Date, and represented approximately 54% of the outstanding shares of Altra common stock, together with cash in lieu of fractional shares. Altra’s pre-Merger shareholders continued to hold the remaining approximately 46% of the outstanding shares of Altra common stock.

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

Our Industry

Based on industry data provided by the Power Transmission Distributors Association in collaboration with MDM Analytics and Channel Marketing Group, we estimate that global industrial power transmission motion control products generated revenues of approximately $200 billion in 2019.  These products are collectively used to generate, transmit, control and transform mechanical energy.  Altra participates in portions of the motor, control, linear, gearing, clutch, brake, coupling, belted drive, and non-industrial bearing segments.

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

Our Business Strategy

Establish and Capitalize on the Altra Business System to Drive Margin Expansion and Organic Growth. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, expanded implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, executed through our manufacturing centers of excellence, provides additional opportunities to consolidate purchasing processes and reduce costs by sharing best practices across geographies and business lines. By combining best practices from the former Altra Operational Excellence program with Fortive’s signature Fortive Business System (“FBS”) we have established the Altra Business System (“ABS”) to generate cost savings and provide efficiency opportunities. The ABS incorporates a management philosophy with integrated practices that focus on employing best-in-class tools, knowledge and expertise to drive continuous improvement in lean manufacturing, leadership and growth objectives, further enhancing our ability to achieve our aggressive strategic objectives. We are applying ABS concepts to all areas of our business, including how we grow, how we create new products and how we develop new people to ultimately drive strong results.

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

Leverage Global Business Presence and Shared Services. We seek to foster the sharing of best practices throughout our organization, challenging our business leaders to work together to identify new markets, potential cross-selling opportunities and increase penetration with existing customers.  By leveraging our global presence, our businesses can work together to identify cost-saving opportunities and improve our overall supply chain management. We believe that our business will benefit from our highly technical global customer service operations, cohesive marketing efforts and consolidated corporate support functions, increasing efficiency and reducing costs.

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

Realize Synergies by Leveraging Core Competencies. Through the Fortive Transaction, we estimate there to be up to approximately $52 million in run rate synergies able to be realized by the end of 2022. We delivered $15 million of these synergies in 2019 and expect to realize approximately $15 million additionally in 2020. In order to achieve these synergies, we expect to incur approximately $24 million of non-recurring costs during the first three years following the consummation of the Fortive Transaction.  We believe that our supply chain expertise, value engineering capabilities, facility consolidation experience and deployment of the Altra Business System will help us optimize our business processes and realize these synergies.

Our Strengths

Superior financial profile with high margins and strong cash flow generation. We have an attractive financial profile highlighted by our diversified revenue stream across products and end markets, high margin profile and substantial cash flow. Our strong cash flow generation is attributable to attractive gross margins, a high degree of operational leverage across our selling, general and administrative expenses and minimal capital expenditures. For the twelve-month period ending December 31, 2019, our gross profit margin increased 380 basis points from 32% to 35.8% supporting record free cash flow generation of approximately $202 million in 2019.

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

Broad geographic footprint and global reach. The capabilities and scale of our Company provides a broad global platform from which to drive growth. We are able to leverage our expansive global footprint comprised of 51 manufacturing facilities, 21 service sales/engineering centers and approximately 9,200 employees worldwide to serve our global customers with local resources. While we expect to build on our leading market positions and strong brands in North America, our broadened global platform also positions us to capitalize on key long-term growth opportunities in Europe and especially in emerging markets.

Diversified end-markets provide stability. With no end market comprising more than approximately 16% of our total revenue for the fiscal year ended December 31, 2019, our end-market exposure is diversified, which we expect will provide stability to our revenue streams and help to dampen potential volatility in any particular industry. We believe that the acquisition of the A&S Business significantly expands our total addressable market, particularly in higher growth, higher margin end-markets like medical, advanced material handling, factory automation, food and beverage and robotics. The exposure to these attractive new end markets helps to diversify our relative potential exposure to more cyclical end markets like mining, renewable energy, heavy duty truck and oil & gas.

Our business is also geographically diversified, with approximately 52% of revenue generated outside of North America in the year ended December 31, 2019. Finally, our products often facilitate movement which subjects them to wear and requires their periodic replacement. Our large installed base of products generates significant aftermarket replacement demand, which we estimate accounted for approximately 31% of revenue for the year ended December 31, 2019. Given the critical nature of many of our products and often high switching costs for our customers, we believe that this base of recurring revenue is stable.

Customer diversification with long-standing customer and distributor relationships. We have a strong, diversified customer base of over 1,000 OEMs and leading electromechanical power transmission motion control distributors which market our products via a diversified network of over 3,000 outlets globally.  For the fiscal year ended December 31, 2019, there was no meaningful customer concentration among either our OEMs or distributor customers, the largest of which accounts for less than 5% of total revenue for the fiscal year ended December 31, 2019. Some of our largest OEM customers include Cummins, Daimler AG, General Electric, John Deere, and Siemens, all of whom we have had relationships with for decades. We believe that these deep relationships exhibit our commitment to high levels of product quality and service, resulting in customer satisfaction and ultimately, retention.

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

Aftermarket sales supported by large installed base. On average, our brands have been in operation for over 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For the fiscal year ended December 31, 2019, we estimate that approximately 31% of our revenues were derived from aftermarket sales.

Experienced management team. We are led by a senior management team with significant industry, manufacturing and acquisition integration experience which has implemented various initiatives that have contributed and will continue to contribute, to our operational and financial performance. The management team combines talent from both our Power Transmission Technologies and Automation & Specialty segments, with significant experience in power transmission, motion control and automation. The combined management team has a clearly defined, executable plan to integrate and rationalize operations to realize the benefits of the Fortive Transaction, while leveraging the experience from the three integrations Altra has successfully completed in the last five years, including the integration of new product offerings to the portfolio and driving operational improvements.

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

See Note 17 to the consolidated financial statements for financial information about our segments.

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

Distribution

Our products are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2019, we derived approximately 56% of our net sales from customers in North America, 29% from customers in Europe and 15% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales engineers as well as our network of over 3,000 distributor outlets.

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

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the PTMC industry. Although in aggregate our intellectual property is important to our operations, we do not believe any single patent, trademark or trade name is material to our business as a whole with the exception of certain trademarks associated with our Bauer, Boston Gear, Jacobs Vehicle Systems, Kollmorgen, Portescap, Stromag, Svendborg, TB Wood’s, Thomson and Warner Electric brands. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and patents applied for may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Ameridrives, Bibby Transmissions, Bauer Gear Motor, Boston Gear, Delevan, Delroyd, Deltran, Formsprag, Huco Dynatork, Inertia Dynamics, Guardian Couplings, Industrial Clutch, Jacobs Vehicle Systems, Jake Brake, Kilian, Kollmorgen, Marland, Matrix, Nuttall Gear, Portescap, PowerFlex, Stieber, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.From time to time, Altra engages in litigation to protect its intellectual property rights.

Employees

As of December 31, 2019, we employed approximately 9,200 people on a full-time basis, of whom approximately 3,700 were employed in the United States and approximately 5,500 were employed outside of the United States. Of our United States employees, approximately 580 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good. See “Risk Factors — Risks Related to Our Business and Industry — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

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

Backlog

Our unfilled product orders were approximately $467.4 million and $485.0 million as of December 31, 2019 and 2018 respectively. We expect that a large majority of the unfilled orders as of December 31, 2019 will have been delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance, but is not necessarily a reliable indicator of medium-term or long-term revenue performance.

Government Contracts

Although the substantial majority of our revenues in 2019 were from customers other than governmental entities, we do have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities.

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

Annual revenue derived from customers outside the United States (based on geographic destination) as a percentage of total annual revenue was 50% in 2019 and, giving effect to the Fortive Transaction was 49% in 2018.

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

Information about our Executive Officers

The following sets forth certain information with regard to our executive officers as of February 25, 2019 (ages are as of December 31, 2019):

Carl R. Christenson (age 60) has been our Chief Executive Officer since January 2009, a director since July 2007 and Chairman of the Board since 2014. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Christian Storch (age 60) has been our Executive Vice President since December 2019 and our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2001. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn Deegan (age 53) has been our Executive Vice President since December 2019 and our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Todd B. Patriacca (age 50) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 56) has been our Executive Vice President since December 2019 and our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity.  Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

Our acquisition of businesses, and strategic relationships, or our failure to successfully integrate such transactions into our business, could adversely affect our future results and the market price of our common stock.

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

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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

Our businesses are subject to risks generally associated with doing business abroad, including foreign governmental regulation in the countries in which several of our manufacturing sources and facilities are located, such as Brazil, Canada, China, Czech Republic, Denmark, France, Germany, India, Mexico, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom (the “U.K.”). We believe that the issue of foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulations were to render the conduct of business in a particular country undesirable or impracticable, if our current foreign manufacturing sources were for any other reason to cease doing business with us, or if we were in a position where we needed to relocate our manufacturing facilities due to regulations or other similar circumstances, such a development could have a material adverse effect on our product sales and on our supply, manufacturing, and distribution channels.

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

Our net sales to customers outside North America represented approximately 50% of our total net sales for the year ended December 31, 2019. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. Our financial performance has been, and is expected to continue to be, adversely impacted by foreign currency exchange rates. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Peru, Russia, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom. Serving a global customer base requires that we place production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations and commercial activities could be disrupted by currency fluctuations and devaluation, capital and currency exchange controls, low or negative economic growth rates, natural disaster, labor strike, military activity or war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Any such disruptions could materially adversely affect our business.

We rely on distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2019, approximately 25% of our net sales from operations were generated through distributors. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our manufacturing and supply chain abilities may be adversely impacted by an extended shutdown of our operations in China, and those of our suppliers, due to the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus began to impact the population of China, where several of our manufacturing and distribution facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the wellbeing of our employees and in accordance with governmental requirements, we closed several production facilities in China. We rely upon these facilities to support our business in China, as well as to export components for use in products in other parts of the world. While the closures and limitations on movement in China are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or should the effects of the coronavirus spread beyond China, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

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

As of December 31, 2019, we employed approximately 9,200 people on a full-time basis, of whom approximately 3,700 were employed in the United States and approximately 5,500 were employed outside of the United States. Of our United States employees, approximately 580 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.

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

We are being indemnified, or expect to be indemnified by third parties, subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. We cannot assure you that third parties who indemnify or who are expected to indemnify us for certain environmental costs and liabilities associated with certain owned or operated sites will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

We may not be able to protect our intellectual property rights, brands or technology effectively, which could allow competitors to duplicate or replicate the our technology and could adversely affect our ability to compete.

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain name registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time-consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.

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

We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us and our technology prior to certain transfer, storage, use, processing, or disclosure of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

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

As of December 31, 2019, we had approximately $1,190.0 million outstanding and $295.6 million available under our Altra Revolving Credit Facility (as defined herein). In addition, as of December 31, 2019, we had approximately $400 million outstanding under the Notes (as defined herein). Our indebtedness has important consequences; for example, it could:

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist.  If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating debt rate. Further, we may need to renegotiate our indebtedness documents to replace LIBOR with the new standard that is established. Although we have negotiated provisions in the Altra Credit Agreement providing for good faith negotiations with our lenders in such circumstances, these uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.  In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia, India and Brazil, we expect that an increasing percentage of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

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

We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions.  On December 22, 2017, President Trump signed into law legislation (the “2017 Tax Act”) that significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The 2017 Tax Act among other things, includes changes to U.S. federal tax rates, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The U.S. Treasury Department and IRS continue to issue regulations with respect to implementing the 2017 Tax Act and further regulations are expected to be issued.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the recent federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will adjust their policies in response to the recently enacted federal tax law. The impact of this tax reform as well as other tax laws and regulations in the U.S. or other countries where we do business on holders of our common stock and our operating results and financial position is uncertain and could be adverse.

Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.

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

Changes in accounting standards could affect our financial results.

The Company’s accounting and financial reporting policies conform to U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, the Company is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the Financial Accounting Standards Board (the “FASB”) and the Securities and Exchange Commission. Such new financial accounting standards may change the financial accounting or reporting standards that govern the preparation of the Company’s consolidated financial statements. Implementing changes required by new standards, requirements or laws require interpretation of rules and development of new accounting policies and internal controls that if not appropriately applied could result in financial statement errors, deficiencies in internal control as well as significant costs to implement.

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

At present, the cost of many forms of renewable energy may exceed the cost of conventional power generation in locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of renewable energy sources such as wind energy and solar energy. Renewable energy policies are in place in China and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of renewable energy products to promote the use of renewable energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives could reduce demand for our products and, as our customers attempt to compete on a levelized playing field with other forms of nonrenewable energy, also increase pressure to reduce cost throughout the supply chain.  Lower demand or increased pricing pressure could adversely affect our business prospects and results of operations.

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

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could seriously harm our businesses. Additionally, the uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union could adversely affect our results of operations, financial condition and cash flows.

In a Referendum of the United Kingdom (U.K.) held on June 23, 2016, the UK voted to leave the European Union (E.U.) (commonly referred to as “Brexit”). As a result of the referendum, a complex and uncertain process of negotiation took place which to date has not resulted in a definitive agreement to establish the future terms of the U.K.’s relationship with the E.U. or other countries.  Notwithstanding, the U.K. formally left the EU on January 31, 2020 and is now in a transition period pursuant to a transitional arrangement scheduled to remain in place through December 31, 2020. The transitional arrangement is intended primarily to maintain the status quo with respect to U.K.-E.U. trade and U.K. adherence to E.U. rules while a definitive exit agreement is negotiated.  The long-term nature of the U.K.’s relationship with the E.U. remains unclear and there is considerable uncertainty when any long-term relationship strategy, including trade deals, will be agreed to and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U. and elsewhere.  The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during the current transition period or more permanently. In the absence of a future trade deal, the U.K.’s trade with the United States, the E.U. and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. Brexit may also have unfavorable impacts on foreign currency exchange rates that increase our costs or reduce our reported results in dollar terms. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business operations, results of operations and financial condition.

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

During 2018, we incurred one-time costs in connection with the Fortive Transaction, including approximately $69 million in transaction-related costs (of which $33 million was capitalized), and we expect to incur approximately $24 million in non-recurring implementation costs during the first three years from the A&S Closing Date that Altra management believes are necessary to realize the anticipated synergies from the Fortive Transaction. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.

The substantial amount of indebtedness that we incurred to consummate the Fortive Transaction could materially adversely affect our financial conditions.

Our level of indebtedness increased in connection with the Fortive Transaction, as discussed in Note 11, Long Term Debt. Our increased level of indebtedness could have important consequences, including but not limited to:

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

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2019 are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Power Transmission Technologies	41	31	72	1,838,842	1,186,565
Automation & Specialty	35	23	58	953,000	559,770
Corporate(1)	—	2	2	104,288	15,204

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Power Transmission Technologies	23	25	20	4	72	—	9
Automation & Specialty	19	21	17	1	58	—	31
Corporate(1)	2	—	—	—	2	4	4

(1)	Corporate headquarters, shared services center, selective engineering functions, and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 26, 2020, the number of holders on record of our common stock was approximately 118.

Dividends

The Company declared and paid dividends of $0.68 per share of common stock for the year ended December 31, 2019.  The Company declared and paid dividends of $0.68 per share of common stock for the year ended December 31, 2018. See Note 19 to the consolidated financial statements.

On February 11, 2020, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2020, payable on April 2, 2020 to stockholders of record as of March 18, 2020.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	475,467(2)	$—	1,833,539
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	475,467	$—	1,833,539

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.
(2)

Represents stock options and the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2019 based on achievement of the highest level of each applicable performance obligation.

Issuer Repurchases of Equity Securities

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock. No shares were repurchased under this program and the program expired effective December 31, 2019.

through the repurchase program will be retired. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand and cash generated by operations.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2014, through December 31, 2019, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 Index and the S&P Small Cap 600 Capped Industrials Index in each case assuming an initial investment of $100, assuming dividend reinvestment.

Item 6.Selected Financial Data.

The following table contains our selected historical financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Amounts in millions, except per share data
	Year Ended December 31,
	2019	2018	2017	2016	2015
Net sales	$1,834.1	$1,175.3	$876.7	$708.9	$746.7
Cost of sales	1,177.8	799.2	601.0	486.8	518.2
Gross profit	656.3	376.1	275.7	222.1	228.5
Operating expenses:
Selling, general and administrative expenses	359.0	251.9	164.5	140.5	139.2
Research and development expenses	59.1	33.1	24.4	17.7	17.8
Impairment of intangible assets	—	—	—	6.6	—
Restructuring and consolidation costs	14.1	4.4	4.1	9.8	7.2
Total	432.2	289.4	193.0	174.6	164.2
Income from operations	224.1	86.7	82.7	47.5	64.3
Other non-operating income and expense:
Loss on partial settlement of pension plan	—	5.1	1.7	—	—
Interest expense, net	73.8	28.6	7.7	11.7	12.2
Loss on extinguishment of convertible debt	—	1.2	1.8	2.0	—
Other non-operating expense (income), net	2.1	0.1	0.4	—	1.0
Total	75.9	35.0	11.6	13.7	13.2
Income before income taxes	148.2	51.7	71.1	33.8	51.1
Provision for income taxes	21.0	16.4	19.7	8.7	15.7
Net income attributable to Altra Industrial Motion Corp.	$127.2	$35.3	$51.4	$25.1	$35.4
Other Financial Data:
Depreciation and amortization, excludes amortization of deferred financing	$128.4	$60.0	$36.0	$29.9	$30.1
Purchases of fixed assets	(51.7)	(37.5)	(32.8)	(18.9)	(22.9)
Cash flow provided by (used in):
Operating activities	255.9	116.3	80.5	76.6	86.8
Investing activities	(80.9)	(989.4)	(26.7)	(206.9)	(21.7)
Financing activities	(177.9)	986.2	(74.0)	149.8	(55.8)
Weighted average shares, basic	64.3	37.9	28.9	25.7	26.1
Weighted average shares, diluted	64.5	38.4	29.1	25.9	26.1
Basic Earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.98	$0.93	$1.78	$0.97	$1.36
Diluted earnings per share:
Net income attributable to Altra Industrial Motion Corp.	$1.97	$0.92	$1.77	$0.97	$1.36
Cash dividend declared	$0.68	$0.68	$0.66	$0.60	$0.57

	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$167.3	$169.0	$52.0	$69.1	$50.3
Total assets	4,283.7	4,337.2	920.7	869.8	632.8
Total debt, net of unaccreted discount and deferred financing costs	1,581.8	1,708.1	276.0	369.7	234.8
Long-term liabilities, excluding long-term debt	457.9	461.0	105.9	89.0	54.0

Comparability of the information included in the selected financial data has been impacted by the acquisitions of Stromag in December 2016 and the Fortive A&S Business in October 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislation, treaties, and tariffs both in and outside of the United States;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, pandemics or other matters beyond the Company’s control;
•	the Company’s risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of OEM customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the 2017 Tax Act, and changes in the enforcement of laws;
•	the Company’s ability to attract and retain key executives and other personnel;
•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;

•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	failure of the Company’s operating equipment or information technology infrastructure, including cyber-attacks or other security breaches, and failure to comply with data privacy laws or regulations;
•	the Company’s ability to implement and maintain its Enterprise Resource Planning (ERP) system;
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt;
•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with transitioning from LIBOR to a replacement alternative reference rate;
•	the risks associated with the Company’s being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with the Company’s exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Stromag Acquisition and the Fortive Transaction;
•	other risks associated with the Fortive Transaction, including;
o	lost sales and customers as a result of customers of Altra or the A&S Business deciding not to do business with us;
o	risks associated with managing a larger and more complex business;
o	integrating personnel of Altra and the A&S Business while maintaining focus on providing consistent, high-quality products and service to customers;
o	the loss of key employees;
o	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;
o	possible inconsistencies in standards, controls, procedures, policies and compensation structures;
o	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and
o	potential unknown liabilities and unforeseen expenses associated with the Fortive Transaction;
•

the Company’s ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives;

•	the risk associated with the U.K.’s vote to leave the European Union; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document.
•	the impact of the coronavirus on manufacturing and supply capabilities in China and throughout the world.

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

The following generally discusses 2019 and 2018 items and year-to-year comparison between 2019 and 2018. Discussion of historical items and year-to-year comparisons between 2018 and 2017 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019 (as amended).

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

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. As of December 31, 2019, the initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is complete.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general.  In the year ended December 30, 2019, against the backdrop of a challenging market environment and topline revenue headwinds, we were pleased with our operating performance highlighted by strong cash management and disciplined debt pay down.  Nevertheless, we expect this challenging market environment to continue in the foreseeable future.  As a result, we remain focused on cost containment, while working to ensure that we protect the long-term growth opportunities for the business.

In 2019, we also completed the tactical integration of the A&S Business operations into Altra’s structure and began to integrate our business system across the entire organization by developing and utilizing best practices from both the A&S Business and legacy Altra businesses.

Looking ahead to 2020, we remain focused on capturing synergies from the A&S Transaction in support of our synergy target through an ongoing focus on supply chain optimization, value engineering, facility consolidations, and further development of our business system.  In addition, we are also starting to shift more of our attention to capturing sales synergies.  We also will continue to prioritize cash generation and debt paydown to expediently de-lever to our target leverage ratio and to strengthen our balance sheet.  Furthermore, we plan to focus on deploying our resources to ensure we are well positioned to capitalize on high-growth opportunities for Altra.

In December 2019, a novel strain of coronavirus began to impact the population of China, where several of our manufacturing and distribution facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the wellbeing of our employees and in accordance with governmental requirements, we closed several production facilities in China. We rely upon these facilities to support our business in China, as well as to export components for use in products in other parts of the world. While the closures and limitations on movement in China are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or should the effects of the coronavirus spread beyond China, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

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

Inventory.    Inventories are generally stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor, and production overhead. We state inventories acquired through acquisitions at their fair value at the date of acquisition based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and, for work-in-process, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

We periodically review our quantities of inventories on hand and compare these amounts to the historical and expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Business Combinations.    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets.    In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents, in-process research and development (“IPR&D”) and goodwill. In valuing the customer relationships, trade names and trademarks and product technology, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 1%- 12% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 3 to 29 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill, trade names and trademarks and IPR&D are considered indefinite lived assets. Our trade names and trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. The Company has determined that its Power Transmission Technologies (“PTT”) reporting segment is comprised of three reporting units. The Company has also determined that its A&S Business reporting segment is comprised of four reporting units.

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using the discounted cash flow model and, where appropriate, the Company also uses the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. During 2019, the JVS reporting unit experienced lower than anticipated financial results primarily due to accelerating revenue pressures as a result of cyclicality in the heavy-duty truck market. As of December 31, 2019, the JVS reporting unit had a goodwill balance of $193.4 million, out of a total goodwill balance of $1.7 billion.  The JVS reporting unit’s fair value exceeds its carrying value by less than 10% as of the annual goodwill impairment date.  All other reporting units have fair values that exceed their carrying value by 10% or more. The Company did not identify any impairment of goodwill during the periods presented for any reporting unit.

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

For our indefinite lived intangible assets, mainly trademarks, we estimate the fair value by first estimating the total revenue attributable to the trademarks. Second, we estimate an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate. We compared the estimated fair value of the trademarks with the carrying value of the trademarks and did not identify any impairment as of the annual impairment date or for any of the periods presented.

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

Recent Accounting Standards

See the discussion of significant accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2019.

Results of Operations.

Amounts in millions, except percentage data

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,834.1	$1,175.3	$876.7
Cost of sales	1,177.8	799.2	601.0
Gross profit	656.3	376.1	275.7
Gross profit percentage	35.8%	32.0%	31.4%
Selling, general and administrative expenses	359.0	251.9	164.5
Research and development expenses	59.1	33.1	24.4
Restructuring costs	14.1	4.4	4.1
Income from operations	224.1	86.7	82.7
Loss on partial settlement of pension plan	—	5.1	1.7
Interest expense, net	73.8	28.6	7.7
Loss on extinguishment of debt	—	1.2	1.8
Other non-operating (income) expense, net	2.1	0.1	0.4
Income before income taxes	148.2	51.7	71.1
Provision for income taxes	21.0	16.4	19.7
Net income	$127.2	$35.3	$51.4

Segment Performance.

Amounts in thousands, except percentage data

	Years Ended December 31,
	2019	2018	2017
Net Sales:
Power Transmission Technologies	$907.7	$935.0	$876.7
Automation & Specialty	931.0	241.7	—
Intra-segment eliminations	(4.6)	(1.4)	—
Net sales	$1,834.1	$1,175.3	$876.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$113.5	$118.2	$97.2
Automation & Specialty	132.3	27.9	—
Corporate	(7.6)	(55.0)	(10.4)
Restructuring and consolidation costs	(14.1)	(4.4)	(4.1)
Income from operations	$224.1	$86.7	$82.7

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Net sales	$1,834.1	$1,175.3	$658.8	56.1%

Net Sales.    The increase in net sales during the year ended December 31, 2019 is primarily due to increased sales resulting from the addition of the A&S Business in the amount of $931.0 million. Excluding the impact of A&S sales, net sales decreased $48.4 million compared to the prior year. This was mainly due to cyclicality of the heavy-duty truck market. Changes in foreign exchange had an unfavorable impact on net sales of $24.4 million compared to the prior year, primarily driven by the Euro. This decrease was offset by price, which had a favorable impact during the year of $21.2 million.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Gross profit	$656.3	$376.1	$280.2	74.5%
Gross profit as a percent of net sales	35.8%	32.0%

Gross profit.    Gross profit as a percentage of net sales increased during the year ended December 31, 2019 primarily due to the addition of the higher margin A&S Business. The increase is also partially driven by the 2018 impact of amortization of acquired inventory related to the A&S acquisition in the amount of $14.2 million recorded at fair value rather than cost. Additionally, a portion of the increase resulted from improvements realized from facility consolidation, material cost savings, and price increases.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Selling, general and administrative expense (“SG&A”)	$359.0	$251.9	$107.1	42.5%
SG&A as a percent of net sales	19.6%	21.4%

Selling, general and administrative expenses.    For the year ended December 31, 2019, SG&A as a percentage of net sales increased primarily due to costs associated with the addition of the A&S Business.  The increase was partially driven by the inclusion of $202.7 million of SG&A related to the A&S Business, including $61.2 million of amortization expense. The decrease in SG&A as a percent of net sales is primarily due to the inclusion of acquisition related expenses of $36.2 million in 2018.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Research and development expenses (“R&D”)	$59.1	$33.1	$26.0	78.5%

Research and development expenses.     Research and development expenses increased due to the inclusion of R&D expenses for the A&S Business for the full year ended December 31, 2019 in the amount of approximately $36.7 million. We expect research and development costs to approximate 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Restructuring costs	$14.1	$4.4	$9.7	220.5%

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

During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of Altra’s purchase of Stromag (the “Stromag Acquisition”) and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. We incurred approximately $5.7 million in expense through 2019, related to the 2017 Altra Plan. The total 2017 Altra Plan savings are in line with our expectations. We do not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur an additional $15 - $20 million in restructuring expenses under the 2019 Altra Plan over the next 4 years, primarily related to plant consolidation and headcount reductions. The cost savings for the year ended December 31, 2019 were recognized as improvements in SG&A and cost of sales of approximately $2.2 million and $2.7 million, respectfully.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Interest expense, net	$73.8	$28.6	$45.2	158.0%

Interest expense.    Interest expense increased for the year ended December 31, 2019 primarily due to the new debt instruments that the Company used to finance the acquisition of the A&S Business including interest paid on the Altra Term Loan Facility of approximately $55.1 million. This was partially offset by interest income of $12.3 million generated by our Interest Rate Swaps and Cross Currency Interest Rate Swaps for the year to date period ended December 31, 2019. We expect our interest expense in 2020 to decrease as a result of additional principal payments on our debt and lower current interest rates. We made debt principal paydowns of $130 million during 2019.

Amounts in millions, except percentage data	Years Ended December 31,
	2019	2018	Change	%
Provision for income taxes	$21.0	$16.4	$4.6	28.0%
Provision for income taxes as a percent of income before income taxes	14.2%	31.7%

Provision for income taxes.     The provision for income tax as a percentage of income before income taxes during the year ended December 31, 2019 was lower than that of 2018 due to the impact in 2018 of non-deductible acquisition related costs coupled with the Global Intangible Low-Taxed Income (“GILTI”) tax as a result of the 2017 Tax Act in the United States. In addition, the Company recorded a $10.6 million deferred tax revaluation benefit in 2019 due to a rate change in India. Going forward the Company expects its consolidated tax rate to be approximately 20% to 25%.

Segment Performance

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $907.7 million in the year ended December 31, 2019, a decrease of approximately $27.3 million or 2.9%, from the year ended December 31, 2018.  The decrease was due to the softening of certain end markets and the unfavorable impact of foreign exchange rates, primarily related to the Euro, of approximately $22.3 million, partially offset by price.  Segment operating income decreased by approximately $4.7 million compared to the prior year.

Automation & Specialty

Net sales in the Automation & Specialty business segment were $931.0 million in the year ended December 31, 2019. Net sales were affected by the unfavorable impact of foreign exchange rates and the decline in certain of our more profitable end markets.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility. At December 31, 2019, we have the ability under the Altra Revolving Credit Facility to borrow an additional $295.6 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

Notes

On September 26, 2018, Stevens Holding Company, Inc., a wholly owned subsidiary of the Company (“Stevens Holding”), announced the pricing of $400 million aggregate principal amount of Stevens Holding’s 6.125% senior notes due 2026 (the “Notes”) in a private debt offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Private Placement”). On October 1, 2018, the Private Placement closed, and Stevens Holding sold $150 million aggregate principal amount of the Notes (the “Primary Notes”) and an unaffiliated selling securityholder sold $250 million aggregate principal amount of the Notes (the “Selling Securityholder Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes was April 1, 2019. The Notes may be redeemed at the option of Stevens Holding on or after

October 1, 2023, in the manner and at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the date of redemption. The Notes are guaranteed on a senior unsecured basis by Altra and certain of its domestic subsidiaries.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 3.70% at December 31, 2019.

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

On October 21, 2016, the Company entered into an agreement to amend the 2015 Credit Agreement (the “October 2016 Amendment”).  The October 2016 Amendment, which became effective upon the December 30, 2016 closing of the Stromag Acquisition increased the 2015 Revolving Credit Facility by $75 million to $425 million.  The Company borrowed additional funds under the increased 2015 Revolving Credit Facility to finance the Stromag Acquisition.  The October 2016 Amendment also reset the possible expansion of up to $150 million of additional future loan commitments.  In addition, the October 2016 Amendment increased the multicurrency sublimit to $250 million and adjusted certain financial covenants.

On October 1, 2018, in connection with the Fortive Transaction and the entering into the Altra Credit Agreement, the 2015 Credit Agreement was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

Working Capital Line of Credit

During the year to date period ended December 31, 2019, one of the Company’s subsidiaries in China opened a new line of credit for approximately $7.5 million with a term life of one year. As of December 31, 2019 the Company had approximately $1.6 million outstanding on the line of credit.

Borrowings

Below is a summary of borrowings as of December 31, 2019 and 2018, respectively:

	Amounts in millions
	Years Ended December 31,
	2019	2018
Debt:
Term loan	$1,190.0	$1,320.0
Notes	400.0	400.0
Mortgages and other	13.5	13.5
Capital leases	0.5	0.5
Total debt	$1,604.0	$1,734.0

Below is a reconciliation of net debt for the year ended December 31, 2019:

	Amounts in millions
	Years Ended December 31,
	2019	2018
Debt	$1,604.0	$1,734.0
Cash	(167.3)	(169.0)
Net debt	$1,436.7	$1,565.0

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the years ended December 31, 2019 and 2018, respectively.

	2019	2018	Change
Cash and cash equivalents at the beginning of the year	$169.0	$52.0	$117.0
Cash flows provided by (used in) operating activities	255.9	116.3	139.6
Cash flows provided by (used in) in investing activities	(80.9)	(989.4)	908.5
Cash flows provided by (used in) financing activities	(177.9)	986.2	(1,164.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	3.9	(2.7)
Cash and cash equivalents at the end of the year	$167.3	$169.0	$(1.7)

Cash Flows for 2019

Funds provided by operating activities totaled approximately $255.9 million for fiscal 2019, a significant portion of which resulted from cash provided by net income of $127.2 million. In addition, the net impact of the add-back of certain non-cash items including depreciation, amortization, amortization of deferred financing costs, stock-based compensation, accretion of debt discount, loss on disposals, impairments and other and (benefit) provision for deferred taxes was approximately $114.1 million.  Also, a net decrease in current assets and liabilities provided cash of approximately $14.6 million.

Net cash used in investing activities for the year ended December 31, 2019 decreased approximately $908.5 million due to the acquisition of the A&S Business on October 1, 2018 for $949.2 million, net of cash received, offset by a purchase price adjustment related to the Fortive Transaction in the amount of $29.5 million recorded in 2019.

Net cash used in financing activities in the year ended December 31, 2019 as compared to the year ended December 31, 2018 decreased by $1,164.1 million. In 2018, cash provided by financing activities was driven by the borrowing of $1,340.0 million under the Altra Term Loan Facility, offset by payments of $281.6 million for the termination of the 2015 Credit Facility.  In 2019, we used our cash to pay down approximately $130.0 million of debt.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of December 31, 2019, we have approximately $116.2 million of cash and cash equivalents held by foreign subsidiaries. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Altra Credit Facilities provide additional potential sources of liquidity should they be required.

Capital Expenditures

We made capital expenditures of approximately $51.7 million and $37.5 million in the years ended December 31, 2019 and 2018, respectively.  The increase in capital expenditures during 2019 was due to the addition of the A&S Business.  These capital expenditures will support on-going business needs. In 2020, we forecast capital expenditures to be in the range of $45.0 million to $50.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$14.5	$9.2	$7.2	$5.0	$2.2	$3.3	$41.4
Finance leases	0.2	0.2	0.1	—	—	—	0.5
Heidelberg Germany mortgage(1)	0.2	0.2	0.2	0.2	—	—	0.8
Esslingen Germany mortgage(2)	—	—	—	—	—	6.7	6.7
Zlate Moravce, Slovakia(3)	0.9	—	—	—	—	—	0.9
Angers France mortgage(4)	0.2	0.2	0.2	0.2	0.2	0.4	1.4
Term Loan(5)	13.4	13.4	13.4	13.4	13.4	1,123.0	1,190.0
Altra Revolving Credit Facility(5)	—	—	—	—	—	—	—
Notes(6)	—	—	—	—	—	400.0	400.0
Working Capital Line of Credit(7)	3.9	—	—	—	—	—	3.9
Total contractual cash obligations	$33.3	$23.2	$21.1	$18.8	$15.8	$1,533.4	$1,645.6

(1)

A foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.79% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €0.7, or $0.8, at December 31, 2019.

(2)

A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the expansion of its facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0, or $6.7, at December 31, 2019. The principal portion of the mortgage will be due in a lump-sum payment in July 2028.

(3)

During 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2019, the total principal outstanding was €0.8 million, or $0.9 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2020, with an interest rate of 1.95%.

(4)

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the expansion of its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €1.2 million, or $1.4 million, at December 31, 2019.

(5)

We have up to $300.0 million of total borrowing capacity, through October 1, 2025, under the Altra Revolving Credit Facility of which $295.6 million is currently available. As of December 31, 2019 and 2018, there were $4.4 million and $4.2 million of outstanding letters of credit under the Altra Revolving Credit Facility and the 2015 Revolving Credit Facility.  We have variable monthly and/or quarterly cash interest requirements due on the Altra Revolving Credit Facility through October 2025, which are not included in the above table. Refer to Footnote 11 for interest terms on the Term Loan.

(6)

We assumed $400 million aggregate principal amount of 6.125% Senior Notes due 2026, upon the closing of the Fortive Transaction. The Notes will mature on October 1, 2026. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries. Refer to Footnote 11 for interest terms on the Notes.

(7)

Two foreign subsidiaries of the Company have lines of credit used for operating purposes. As of December 31, 2019 the Company had 13.5 million Turkish Lira, or $2.3 million, and 11.1 million Chinese RMB, or $1.6 million, outstanding on each line of credit respectively.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2019, there were no funding requirements for 2020 to 2024. These amounts are based on actuarial assumptions and actual amounts could be materially different.

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

As of December 31, 2019, there were 786.3 thousand shares of unvested restricted stock outstanding under the 2014 Plan. The remaining compensation cost to be recognized through 2022 is $19.9 million. Based on the stock price at December 31, 2019, of $36.2 per share, the intrinsic value of these awards as of December 31, 2019, was $28.5 million.

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

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated the impact of the 2017 Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.4 million.  In addition, we recognized a benefit totaling $7.8 million upon the remeasurement of our net deferred tax liabilities from 35% to 21%.

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

Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2019, approximately 44% of our revenues and approximately 46% of our total operating income were denominated in foreign currencies. To hedge a portion of this risk, the Company entered in to a cross-currency swap agreement to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2019. As of December 31, 2019, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 5.2% and 4.3%, respectively.

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

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Altra Credit Facilities that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using the Eurodollar rate, plus the applicable margin. As of December 31, 2019, we had $1,190.0 million in borrowings under our Altra Credit Facilities. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $11.9 million. We have entered into interest rate swap agreements with respect to approximately $650.0 million of our variable interest rate borrowings and as a result those borrowings would not be impacted by such a hypothetical change in interest rates.

We rely on interest rate swap contracts and hedging arrangements to effectively manage our interest rate risk. We entered into cross-currency interest rate swaps in 2018 to manage the cash flow risk caused by interest rate and foreign exchange changes on outstanding borrowings under the Altra Credit Agreement of $600 million related to the Company’s foreign financing of the acquisition of the A&S Business.  We are exposed to credit loss in the event of non-performance by the swap counterparty. With other variables held constant, a hypothetical 50 basis point increase in the Euro swap curve would have resulted in a decrease of approximately $8.5 million in the fair value of these swaps, while a 10% increase in the foreign exchange rate between the Euro and US Dollar would have resulted in a decrease of approximately $59.5 million in the fair value of these swaps.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — JVS Reporting Unit — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and for the JVS reporting unit, the Company also used the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance was $1.7 billion as of December 31, 2019, of which $193.4 million was allocated to the JVS reporting unit. The fair value of the JVS reporting unit exceeded the carrying value by less than 10% as of the annual goodwill impairment date and, therefore, no impairment was recognized. All other reporting units had fair values that exceed their carrying value by 10% or more.

Given the significant estimates and assumptions management makes to estimate the fair value of the JVS reporting unit and the sensitivity of JVS’s operations to changes in certain markets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profit margins, EBITDA multiples, and the selection of the discount rate for JVS required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, profit margins, and EBITDA multiples (“forecasts”), and the selection of the discount rate for the JVS reporting unit included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of JVS, such as controls related to management’s forecasts and selection of the discount rate.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) external information.

•

With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•

With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2020

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in millions, except share and per share amounts

	Years Ended December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$167.3	$169.0
Trade receivables, less allowance for doubtful accounts of $5.1 and $5.6 million at December 31, 2019 and 2018, respectively	243.2	259.8
Inventories	222.5	231.2
Income tax receivable	5.2	10.2
Prepaid expenses and other current assets	29.1	33.1
Assets held for sale	—	0.7
Total current assets	667.3	704.0
Property, plant and equipment, net	354.4	364.4
Intangible assets, net	1,502.4	1,585.7
Goodwill	1,694.9	1,662.3
Deferred income taxes	3.0	4.9
Other non-current assets, net	25.1	15.9
Operating lease right of use assets	36.6	—
Total assets	$4,283.7	$4,337.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154.7	$175.8
Accrued payroll	58.3	57.0
Accruals and other current liabilities	82.0	79.6
Income tax payable	13.2	7.5
Current portion of long-term debt	18.0	17.2
Operating lease liabilities	13.5	—
Total current liabilities	339.7	337.1
Long-term debt - less current portion	1,563.8	1,690.9
Deferred income taxes	369.1	393.2
Pension liabilities	30.8	32.0
Long-term taxes payable	4.5	5.4
Other long-term liabilities	28.8	30.4
Operating lease liabilities, net of current portion	24.7	—
Commitments and Contingencies (See Note 16)
Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized, 64,222,603 and 64,186,308 shares issued and outstanding at December 31, 2019 and 2018, respectively)	0.1	0.1
Additional paid-in capital	1,696.7	1,687.1
Retained earnings	315.4	232.6
Accumulated other comprehensive loss	(89.9)	(71.6)
Total stockholders’ equity	1,922.3	1,848.2
Total liabilities and stockholders’ equity	$4,283.7	$4,337.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Income

Amounts in millions, except per share data

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,834.1	$1,175.3	$876.7
Cost of sales	1,177.8	799.2	601.0
Gross profit	656.3	376.1	275.7
Operating expenses:
Selling, general and administrative expenses	359.0	251.9	164.5
Research and development expenses	59.1	33.1	24.4
Restructuring costs	14.1	4.4	4.1
	432.2	289.4	193.0
Income from operations	224.1	86.7	82.7
Other non-operating income and expense:
Loss on partial settlement of pension plan	—	5.1	1.7
Interest expense, net	73.8	28.6	7.7
Loss on write-off of deferred financing and extinguishment of convertible debt	—	1.2	1.8
Other non-operating (income) expense, net	2.1	0.1	0.4
	75.9	35.0	11.6
Income before income taxes	148.2	51.7	71.1
Provision for income taxes	21.0	16.4	19.7
Net income	$127.2	$35.3	$51.4
Weighted average shares, basic	64.3	37.9	28.9
Weighted average shares, diluted	64.5	38.4	29.1
Net income per share:
Basic	$1.98	$0.93	$1.78
Diluted	$1.97	$0.92	$1.77
Cash dividend declared per share	$0.68	$0.68	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in millions, except per share data

	Years Ended December 31,
	2019	2018	2017
Net income	$127.2	$35.3	$51.4
Other comprehensive income:
Reclassification adjustment from loss on partial settlement of pension plan, net of tax	—	4.3	1.1
Pension liability adjustment, net of tax	(1.3)	(0.8)	0.9
Change in fair value of derivative financial instrument, net of tax	9.9	(12.5)	0.2
Foreign currency translation adjustment	(26.9)	(12.7)	24.0
Total other comprehensive (loss) income:	(18.3)	(21.7)	26.2
Total comprehensive income	$108.9	$13.6	$77.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in millions, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2017	$0.0	$27.2	$168.3	$191.1	$(76.1)	$283.3
Stock-based compensation and vesting of restricted stock	—	0.1	3.2	—	—	3.2
Net income	—	—	—	51.4	—	51.4
Conversion of convertible debt	—	1.8	51.8	—	—	51.8
Dividends declared, $0.66 per share	—	—	—	(19.3)	—	(19.3)
Change in fair value of interest rate swap, net $0.1 million of tax	—	—	—	—	0.2	0.2
Minimum pension adjustment, net $1.1 million of tax	—	—	—	—	2.0	2.0
Cumulative foreign currency translation adjustment	—	—	—	—	24.0	24.0
Balance at December 31, 2017	$0.0	$29.1	$223.3	$223.2	$(49.9)	$396.6
Stock-based compensation and vesting of restricted stock	—	—	5.1	—	—	5.1
Net income	—	—	—	35.3	—	35.3
Common stock and restricted stock issued in A&S acquisition	0.0	35.1	1,458.7	—	—	1,458.7
Dividends declared, $0.68 per share	—	—	—	(25.9)	—	(25.9)
Change in fair value of interest rate swap, net $3.3 million of tax	—	—	—	—	(12.5)	(12.5)
Minimum pension adjustment, net $0.1 million of tax	—	—	—	—	3.5	3.5
Cumulative foreign currency translation adjustment	—	—	—	—	(12.7)	(12.7)
Balance at December 31, 2018	$0.1	$64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock	—	—	9.6	—	—	9.6
Net income	—	—	—	127.2	—	127.2
Dividends declared, $0.68 per share	—	—	—	(44.4)	—	(44.4)
Change in fair value of derivative financial instruments, net $1.9 million of tax	—	—	—	—	9.9	9.9
Minimum pension adjustment, net $0.8 million of tax	—	—	—	—	(1.3)	(1.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(26.9)	(26.9)
Balance at December 31, 2019	$0.1	$64.2	$1,696.7	$315.4	$(89.9)	$1,922.3

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in millions

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$127.2	$35.3	$51.4
Adjustments to reconcile net income to net cash flows:
Depreciation	58.0	34.8	26.5
Amortization of intangible assets	70.4	25.2	9.5
Amortization of deferred financing costs	4.6	1.2	0.6
Amortization of inventory fair value adjustment	—	14.2	2.3
Accretion of debt discount	0.5	0.1	—
Loss on disposals, impairments and other	0.1	0.3	1.0
Loss on extinguishment of debt	—	1.2	1.8
Loss on partial settlement of pension plans	—	5.1	1.7
Gain on settlement of cross currency swap	—	(0.9)	—
(Benefit) provision for deferred taxes	(33.1)	(10.1)	(8.0)
Stock based compensation	13.6	8.1	5.3
Changes in assets and liabilities, net of assets acquired:
Trade receivables	14.8	1.5	(8.1)
Inventories	5.8	(14.0)	(2.4)
Accounts payable and accrued liabilities	(16.2)	23.4	(3.0)
Other current assets and liabilities	14.6	(9.4)	(3.2)
Other operating assets and liabilities	(4.4)	0.3	5.1
Net cash provided by operating activities	255.9	116.3	80.5
Cash flows from investing activities
Purchase of property, plant and equipment	(51.7)	(37.5)	(32.8)
Proceeds from sale of property	0.3	—	3.2
Acquisition of Stromag and Guardian businesses, net of cash acquired	—	—	2.9
Acquisition of Aluminium Die Casting, net of cash acquired	—	(2.7)	—
Acquisition of A&S Business, net of cash acquired	—	(949.2)	—
A&S Business acquisition purchase price adjustment	(29.5)	—	—
Net cash used in investing activities	(80.9)	(989.4)	(26.7)
Cash flows from financing activities
Payments of debt issuance costs	—	(29.9)	—
Payments on term loan facility	(130.0)	(20.0)	—
Payments on Revolving Credit Facility	—	(281.6)	(79.5)
Dividend payments	(44.4)	(20.0)	(18.3)
Cash paid for redemption of convertible debt	—	—	(0.9)
Borrowing under term loan facility	—	1,336.7	—
Borrowing under Revolving Credit Facility	—	19.0	28.0
Payments of equipment, working capital notes, mortgages and other debt	(1.1)	(0.9)	(1.2)
Proceeds from equipment, working capital notes, mortgages and other debt	1.6	—	—
Shares surrendered for tax withholding	(4.0)	(3.1)	(2.1)
Settlement of cross currency swap	—	(14.0)	—
Net cash provided by (used in) by financing activities	(177.9)	986.2	(74.0)
Effect of exchange rate changes on cash and cash equivalents	1.2	3.9	3.1
Net change in cash and cash equivalents	(1.7)	117.0	(17.1)
Cash and cash equivalents at beginning of year	169.0	52.0	69.1
Cash and cash equivalents at end of year	$167.3	$169.0	$52.0
Cash paid during the year for:
Interest paid on borrowings	$68.8	$21.2	$6.9
Income taxes paid	45.4	34.1	23.6
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$3.9	$3.4	$0.2
Conversion of convertible senior notes to common stock	—	—	51.9
Fair value of common stock and restricted stock issued for acquisition of business	—	1,458.7	—

The accompanying notes are an integral part of these consolidated financial statements

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in millions (unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 16 countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, Portescap, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2019	2018	2017
Shares used in net income per common share - basic	64.3	37.9	28.9
Incremental shares of unvested restricted common stock	0.2	0.5	0.2
Shares used in net income per common share - diluted	64.5	38.4	29.1

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

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. For interest rate and cross currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows and exchange rate curves of the foreign currency for translating future cash flows. See additional discussion of the Company’s use of financial instruments including cross-currency swaps and interest rate swaps included in Note 15.

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement of $1,190.0 million at December 31, 2019 approximates the fair value due to the variable rate and the fact that there have been no significant changes in our credit rating or pricing of similar debt since the Altra Credit Agreement was negotiated in October 2018. The carrying amount of the Notes was $400 million and the estimated fair value of the Notes was $437.0 million at December 31, 2019.

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

Lease Accounting Policy

Arrangements that are determined to be leases at inception are recognized in operating lease right of use (ROU) assets, current lease liabilities, and long-term lease liabilities in the consolidated balance sheet. Operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at lease commencement date. As the Company’s leases typically do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease prepayments made and initial direct costs incurred and is reduced by lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases are recognized on a straight-line basis over the lease term.

Intangible Assets

Intangible assets represent product technology, patents, tradenames, trademarks, customer relationships, and in-process research and development (“IPR&D”). Product technology, patents and customer relationships are amortized on a straight-line basis over 3 to 29 years, which approximates the period of economic benefit. The tradenames, trademarks, and IPR&D are considered indefinite-lived assets and are not being amortized. Amortization of the IPR&D asset will commence when the asset is placed into service. Intangibles are stated at fair value on the date of acquisition. Intangibles are stated net of accumulated amortization.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company over the fair value of the net assets acquired in each of the Company’s acquisitions.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in October of each year, unless events occur which trigger the need for an interim impairment review.

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using the discounted cash flow model and, where appropriate, the Company also uses the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate.  An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. During 2019, the JVS reporting unit experienced lower than anticipated financial results primarily due to accelerating revenue pressures as a result of cyclicality in the heavy-duty truck market.  As of December 31, 2019, the JVS reporting unit had a goodwill balance of $193.4 million, out of a total goodwill balance of $1.7 billion.  The JVS reporting unit’s fair value exceeds its carrying value by less than 10% as of the annual goodwill impairment date. All other reporting units have fair values that exceed their carrying value by 10% or more. The Company did not identify any impairment of goodwill during the periods presented for any reporting unit.

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 2.0%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks. The Company did not identify impairment related to any of our trademarks or other intangibles during the periods presented.

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

Our sales revenue for product sales is recognized based on a point in time model, at the point control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location. Certain large distribution customers receive annual volume discounts, which are estimated at the time the sale is recorded based on the estimated annual sales. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns and are recorded as a reduction of net sales. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 2 (Revenue Recognition) to the consolidated financial statements for further disclosures regarding revenue.

Prior to the adoption of ASC 606, product revenues were recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurred upon shipment to the customer. Product return reserves were accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $6.6 million, $4.3 million and $3.4 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We assess our income tax positions and record tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the consolidated statement of income and included in accruals and other long-term liabilities in the Company’s consolidated balance sheet, when applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive loss by component, January 1, 2017	$(0.6)	$(5.7)	$(69.8)	$(76.1)
Net current-period other comprehensive income loss, net of tax	0.2	0.9	24.0	25.1
Reclassification adjustments	—	1.1	—	1.1
Accumulated other comprehensive loss by component, December 31, 2017	(0.4)	(3.7)	(45.8)	(49.9)
Net current-period other comprehensive income, net of tax	(12.5)	(0.8)	(12.7)	(26.0)
Reclassification adjustments	—	4.3	—	4.3
Accumulated other comprehensive loss by component, December 31, 2018	(12.9)	(0.2)	(58.5)	(71.6)
Net current-period other comprehensive income (loss), net of tax	9.9	(1.3)	(26.9)	(18.3)
Accumulated other comprehensive loss by component, December 31, 2019	$(3.0)	$(1.5)	$(85.4)	$(89.9)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for the Company beginning January 1, 2020. The Company is currently evaluating the effect of the standard on the Company but does not believe it will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement (“ASU-2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning January 1, 2020. The Company is currently evaluating the effect of the standard on the Company but does not believe it will have a material impact on our consolidated financial statements.

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Results for the reporting period beginning January 1, 2019 are presented under ASU 2016-02, which requires, among other items, lessees to recognize a right-of-use asset (“ROU assets”) and lease liability for most leases. As permitted by the new lease standard, the Company elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) not to reassess prior conclusions about lease identification, lease classification and initial direct costs (iii) not to apply the recognition requirements to short-term leases, and (iv) not to separate non-lease components from associated lease components, for all classes of underlying assets. Upon adoption of the new lease standard, the Company recorded right of use assets of $46.7 million and lease liabilities of $48.2 million in connection with its operating leases. See Note 4 for additional information regarding our commitments under various lease obligations.

2. Revenue Recognition

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

	Years Ended December 31,
	2019	2018
Net Sales:
Power Transmission Technologies	$907.7	$935.0
Automation & Specialty	931.0	241.7
Inter-segment eliminations	(4.6)	(1.4)
Net sales	$1,834.1	$1,175.3

Net sales and property, plant and equipment by geographic region based on point of shipment origin are as follows:

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018
North America (primarily U.S.)	$1,036.5	$629.0	$441.2	$203.4	$206.1
Europe excluding Germany	307.7	208.8	159.5	50.6	54.7
Germany	222.7	204.0	182.1	63.1	66.4
Asia and other	267.2	133.5	93.9	37.3	37.2
Total	$1,834.1	$1,175.3	$876.7	$354.4	$364.4

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

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional, and recorded as a contract asset, if for example the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to Accounts Receivable once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as a billed receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. If the Company receives a customer payment prior to satisfying a performance obligation or in excess of estimates of what the Company expects to be entitled to, the payment is recorded as a contract liability. Contracts with payment in arrears are recognized as receivables.

The opening and closing balances of the Company’s contract liability and receivables as of the year to date period ended December 31, 2019 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - December 31, 2019	8.4	243.2
Increase/(Decrease)	$1.0	$(16.6)

In the twelve-month period ended December 31, 2019, all outstanding revenue has been recognized related to our contract liabilities at January 1, 2019.

3.    Acquisitions

On October 1, 2018, the Company and Fortive Corporation (“Fortive”) consummated the combination (the “Fortive Transaction”) of Altra with four operating companies from Fortive’s Automation & Specialty platform (the “A&S Business”), and as a result, the consolidated financial statements reflect the A&S Business’s results of operations from October 1, 2018 onward.

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

As of December 31, 2019, the allocation of the purchase price of the A&S Business is complete. The Company recorded $29.5 million of purchase price adjustments and certain measurement period adjustments for the year to date period ended December 31, 2019 resulting in an increase to goodwill in the amount of $47.5 million. The purchase price allocation below includes such adjustments.

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Consideration transferred:
Total cash consideration	$1,003.4	$—	$1,003.4
Total equity consideration	1,458.7	—	1,458.7
A&S acquisition purchase price adjustment	—	29.5	29.5
Fair value of consideration transferred	$2,462.1	$29.5	$2,491.6

Recognized identifiable assets acquired and liabilities assumed:
Cash: less cash on A&S balance sheet at 10/1/2018	54.1	(0.6)	53.5
Receivables	129.7	(0.8)	128.9
Inventory	89.1	(3.8)	85.3
Prepaids and other current assets	6.9	(0.2)	6.7
Property, plant and equipment	178.3	(1.3)	177.0
Intangibles	1,454.0	—	1,454.0
Other non-current assets	7.9	(0.4)	7.5
Accounts payable	(98.9)	0.8	(98.1)
Accrued payroll	(15.2)	0.5	(14.7)
Accrued expenses and other current liabilities	(33.7)	(0.4)	(34.1)
Pension liability and other post employment benefits	(12.0)	(0.3)	(12.3)
Deferred tax liability	(355.7)	(11.2)	(366.9)
Other long term liability	(2.6)	(0.3)	(2.9)
Senior unsecured notes assumed	(400.0)	—	(400.0)
Total identifiable net assets assumed	1,001.9	(18.0)	983.9
Goodwill	$1,460.2	$47.5	$1,507.7

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is not deductible for income tax purposes in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to achieve synergies, such as facility consolidations, global procurement efficiencies, the ability to cross-sell product, and the ability to penetrate certain geographic areas.

Intangible assets acquired consist of:
Customer relationships	$1,025.0
Trade names and trademarks	209.0
Technology	204.0
In-process research and development ("IPR&D")	16.0
Total intangible assets	$1,454.0

Customer relationships and technology are subject to amortization, and will be recognized on a straight-line basis over the estimated useful lives of 22 – 29 years and 7-10 years, respectively, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets. The tradenames and trademarks are considered to have an indefinite life and will not be amortized.

The major acquired technology IPR&D relates to the next generation of valvetrain technologies, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations.  The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service.  There was no evidence of impairment to IPR&D as of December 31, 2019.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2018 and December 31, 2017 as if the Company had acquired the A&S Business on January 1, 2017. The pro forma information contains the actual operating results of the Company and the A&S Business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense for borrowings associated with the A&S Acquisition and (iv) inventory fair value adjustment.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Proforma (unaudited)
	Years Ended December	Years Ended December
	2018	2017
Total revenues	$1,919.5	$1,784.1
Net income	108.0	79.7
Basic earnings per share	1.69	1.25
Diluted earnings per share	1.68	1.24

4. Lease Accounting

On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. We lease property and equipment under finance and operating leases. At December 31, 2019, the Company’s right-of-use (“ROU”) assets and lease liabilities for operating and finance leases totaled approximately $36.6 and $38.7 million, respectively.  Finance lease ROU assets are included in non-current other assets and finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets. The impact of adopting the new lease standard was not material to the Company’s consolidated statement of operations for the year ended December 31, 2019.

Quantitative information regarding the Company’s leases is as follows:

Years Ended December 31,
2019
Lease cost(1):
Operating lease cost	14.3
Short-term lease cost	0.1
Total lease cost	$14.4

(1)	Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2020	$14.5	$0.2
2021	9.2	0.2
2022	7.2	0.1
2023	5.0	—
2024	2.2	—
After 2025	3.3	—
Total lease payments	41.4	0.5
Less interest	(3.2)	(0.0)
Present value of lease liabilities	$38.2	$0.5

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.0
Operating cash flows from operating leases	$14.5
Financing cash flows from finance leases	$0.0
Weighted average remaining lease term - finance leases (in years)	2.83
Weighted average remaining lease term - operating leases (in years)	4.23
Average discount rate - finance leases	5.50%
Average discount rate - operating leases	3.51%

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31:	Operating Leases	Finance Leases
2019	$15.3	$0.2
2020	11.2	0.2
2021	7.8	0.1
2022	6.1	—
2023	4.4	—
Thereafter	5.1	—
Total lease obligations	49.9	0.5
Less amounts representing interest	—	(0.0)
Present value of minimum capital lease obligations	$49.9	$0.5

5.    Inventories

Inventories consisted of the following:

	Years Ended December 31,
	2019	2018
Raw materials	$104.2	$103.0
Work in process	22.4	23.5
Finished goods	95.9	104.7
	$222.5	$231.2

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Years Ended December 31,
	2019	2018
Land	$42.7	$43.4
Buildings and improvements	141.3	137.2
Machinery and equipment	433.2	397.1
	617.2	577.7
Less-Accumulated depreciation	(262.8)	(213.3)
	$354.4	$364.4

The Company recorded $58.0 million, $34.8 million and $26.5 million of depreciation expense in the years ended December 31, 2019, 2018, and 2017, respectively.

In 2018, the Power Transmission Technologies segment closed a facility in Milan, Italy.  The building was sold in the first quarter of 2019 at a loss of $0.3 million.

7.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2019 and 2018 are as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Balance January 1, 2018	$206.0	$—	$206.0
Impact of changes in foreign currency and other	(5.7)	1.8	(3.9)
Acquired goodwill related to the acquisition of the A&S Business	209.8	1,250.4	1,460.2
Net goodwill balance December 31, 2018	410.1	1,252.2	1,662.3
Impact of changes in foreign currency and other	(2.1)	(12.8)	(14.9)
Measurement period adjustment related to acquisition of the A&S Business	2.1	45.4	47.5
Net goodwill balance December 31, 2019	$410.1	$1,284.8	$1,694.9

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$260.0	$—	$260.0	$261.9	$—	$261.9
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,187.7	137.8	1,049.9	1,196.5	91.0	1,105.5
Product technology and patents	210.0	33.5	176.5	212.9	10.6	202.3
Total intangible assets	$1,673.7	$171.3	$1,502.4	$1,687.3	$101.6	$1,585.7

The Company recorded $70.4 million, $25.2 million, and $9.5 million of amortization for the years ended December 31, 2019, 2018 and 2017, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 3 to 29 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 21 years.

The estimated amortization expense for intangible assets is approximately $70.1 million in 2020, $69.7 million in 2021, $69.7 million in 2022, $68.6 million in 2023, $68.2 million in 2024, and $880.1 million thereafter.

8.    Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$9.4	$7.5	$9.2
Accrued current period warranty expense	4.0	2.4	1.1
Acquired warranty reserve	—	6.6	—
Payments and adjustments	(3.4)	(7.1)	(2.8)
Balance at end of period	$10.0	$9.4	$7.5

9.    Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	Years Ended December 31,
	2019	2018	2017
Domestic	$39.6	$(7.5)	$29.2
Foreign	108.6	59.2	41.9
Total	$148.2	$51.7	$71.1

The components of the provision for income taxes consist of the following:

	2019	2018	2017
Current:
Federal	$16.6	$7.6	$14.8
State	4.6	1.4	0.1
Non-U.S.	32.9	17.5	12.8
	54.1	26.5	27.7
Deferred:
Federal	(6.7)	(5.7)	(6.2)
State	(5.2)	(0.7)	0.4
Non-U.S.	(21.2)	(3.7)	(2.2)
	(33.1)	(10.1)	(8.0)
Provision for income taxes	$21.0	$16.4	$19.7

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

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	2019	2018	2017
Tax at U.S. federal income tax rate	$31.1	$10.9	$24.9
Deferred tax impact of U.S. tax reform	—	—	(7.8)
State taxes, net of federal income tax effect	1.8	0.4	0.9
Other changes in tax rate	(10.6)	(0.3)	(0.2)
Nondeductible transaction costs	—	3.1	—
Foreign taxes	0.7	1.5	(3.1)
Transition tax (repatriation)	—	—	7.4
Global intangible low-taxed income	1.3	1.1	—
Adjustments to uncertain tax positions	—	—	(0.5)
Valuation allowance	0.1	0.4	(0.4)
Tax credits and incentives	(2.6)	(1.2)	(0.5)
Domestic manufacturing deduction	—	—	(0.8)
Other	(0.8)	0.5	(0.2)
Provision for income taxes	$21.0	$16.4	$19.7

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2016. Additionally, the Company has indemnification agreements with the sellers of the A&S Business, Guardian, Svendborg, Lamiflex, Bauer, and Stromag entities that may provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	2019	2018	2017
Balance at beginning of period	$—	$—	$0.4
Lapse of statute of limitations	—	—	(0.4)
Balance at end of period	$—	$—	$—

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were not material in the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Post-retirement obligations	$5.1	$6.6
Tax credits	1.2	0.8
Expenses not currently deductible	21.0	14.9
Net operating loss carryover	5.7	4.8
Debt and derivative instruments	8.3	8.8
Right of use asset	8.8
Other	2.8	0.7
Total deferred tax assets	52.9	36.6
Valuation allowance for deferred tax assets	(4.2)	(4.1)
Net deferred tax assets	48.7	32.5
Deferred tax liabilities:
Property, plant and equipment	39.5	42.4
Intangible assets	352.4	370.1
Goodwill	9.3	8.3
Lease liabilities	8.4
Other	5.2	—
Total deferred liabilities	414.8	420.8
Net deferred tax liabilities	$366.1	$388.3

On December 31, 2019 the Company had state net operating loss (NOL) carry forwards of $15.0 million, which expire between 2023 and 2038, and non U.S. NOL and capital loss carryforwards of $19.7 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.2 million available to reduce future income taxes that expire between 2019 and 2033.

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

A provision has not been made for additional U.S. or non-U.S. taxes on $213.0 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. based on the plans to keep these amounts permanently reinvested outside the U.S. It is not practicable to determine the amount of deferred income taxes not provided on these earnings.
10.	Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain active employees.

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2019 and 2018:

	Pension Benefits
	US Plan		Non-U.S. Plans		Total Pension Benefits
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Obligation at beginning of year	$—	$18.1	$63.2	$25.0	$63.2	$43.1
Acquired benefit obligation	—	—	—	40.1	—	40.1
Service cost	—	—	0.5	0.3	0.5	0.3
Interest cost	—	—	0.6	0.5	0.6	0.5
Contributions	—	—	0.2	—	0.2	—
Settlement transfer to third party	—	(18.1)	(19.4)	—	(19.4)	(18.1)
Actuarial (gains) losses	—	—	(0.4)	1.0	(0.4)	1.0
Amendments	—	—	(0.7)	—	(0.7)	—
Foreign exchange effect	—	—	(0.2)	(1.3)	(0.2)	(1.3)
Benefits paid	—	—	(1.6)	(2.4)	(1.6)	(2.4)
Obligation at end of year	$—	$—	$42.2	$63.2	$42.2	$63.2
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$17.9	$31.2	$0.1	$31.2	$18.0
Acquired plan assets	—	—	—	31.3	—	31.3
Settlement transfer to third party	—	(17.9)	(19.4)	—	(19.4)	(17.9)
Actual return on plan assets	—	—	(0.7)	0.1	(0.7)	0.1
Contributions	—	—	0.5	0.2	0.5	0.2
Foreign exchange effect	—	—	0.2	0.3	0.2	0.3
Plan expenses	—	—	—	—	—	—
Benefits paid	—	—	(0.4)	(0.8)	(0.4)	(0.8)
Fair value of plan assets, end of year	$—	$—	$11.4	$31.2	$11.4	$31.2
Unfunded status	—	—	30.8	32.0	30.8	32.0
Amounts recognized in the balance sheet consist of:
Total non-current liabilities	$—	$—	$30.8	$32.0	$30.8	$32.0

For all pension plans presented above (with the exception of the U.S. Pension Plan, which was terminated effective June 30, 2017), the accumulated and projected benefit obligations exceed the fair value of plan assets. On October 1, 2018 the Company completed the acquisition of the A&S Business and assumed the pension obligations of one of its foreign subsidiaries. As of December 31, 2019, approximately 19.0 million Swiss Franc of Swiss pension liabilities and the associated assets transferred to a third party. The transfer releases the Company from the primary responsibility of the benefit obligation and is treated as a partial settlement for accounting purposes. The Company recorded a settlement charge of 0.1 million Swiss Franc as a result of the settlement. As of December 31, 2019, the benefit obligation is 17.0 million Swiss Franc, or $17.6 million, and the fair value of the plan assets is 11.2 million Swiss Franc, or $11.4 million.

Included in accumulated other comprehensive loss at December 31, 2019 and 2018, is $(1.3) million (net of $0.8 million in taxes) and $3.5 million (net of $0.1 million in taxes), respectively, of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

The discount rate used in the computation of the respective benefit obligations at December 31, 2019 and 2018, presented below are as follows:

	Non US Pension Benefits
	2019	2018
Discount rate	1.10%	1.20%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Non-US Plans
	Years Ended December 31,
	2019	2018
Service cost	$0.5	$0.3
Interest cost	0.6	0.5
Expected return on plan assets	(1.1)	(0.3)
Amortization of actuarial losses	0.1	0.1
Net periodic benefit cost	$0.1	$0.6

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Non US Plan
	Years Ended December 31,
	2019	2018
Discount rate	0.91%	2.50%
Expected return on plan assets	3.75%	2.50%

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

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2019 and 2018 by asset category is as follows:

	Years Ended December 31,
	2019	2018
Asset Category:
Cash and cash equivalents (Level 1)	$0.8	$1.8
Fixed income (level 1)	3.5	8.3
Investment grade (level 2)	3.9	9.8
Other private investments (level 3)	3.2	11.3
Total assets at fair value	$11.4	$31.2

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

Pension Benefits
Expected benefit payments (from plan assets)
2020	$2.0
2021	1.9
2022	1.9
2023	1.8
2024	1.8
Thereafter	9.5

The Company has no minimum cash funding requirements associated with its pension plans for years 2020 through 2024.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $10.0 million, $5.2 million and $4.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

11.    Long-Term Debt

	Years Ended December 31,
	2019	2018
Debt:
Term loan	$1,190.0	$1,320.0
Notes	400.0	400.0
Mortgages and other	13.5	13.5
Capital leases	0.5	0.5
Total gross debt	1,604.0	1,734.0
Less: debt discount and deferred financing costs	(22.2)	(25.9)
Total debt, net of deferred financing costs	1,581.8	1,708.1
Less current portion of long-term debt	(18.0)	(17.2)
Total long-term debt	$1,563.8	$1,690.9

2018 Credit Agreement and Notes

On October 1, 2018, upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018 and are payable semi-annually commencing on April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 3.70% at December 31, 2019.

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

The Company incurred $29.9 million in issuance costs, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

As of December 31, 2019, the Company had $1,190.0 million outstanding on the Altra Credit Agreement.  As of December 31, 2019 and 2018, the Company had $4.4 million and $4.2 million in letters of credit outstanding, respectively. The Company had $295.6 million available to borrow under the Altra Credit Facilities at December 31, 2019, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

Second Amended and Restated Credit Agreement

Prior to the Altra Credit Facilities, the Company maintained the 2015 Revolving Credit Facility, in the amount of $425 million.

On October 1, 2018, in connection with the Fortive Transaction and entering into the Altra Credit Agreement, the 2015 Credit Agreement, was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.79% to 17.0%, with various quarterly and monthly installments through 2028.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.5 million and $0.5 million at December 31, 2019 and 2018, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2019 or 2018 under any of the overdraft agreements.

Maturities on long-term borrowings are as follows:	Amount
2020	$18.4
2021	13.8
2022	13.8
2023	13.8
2024	13.6
Thereafter	1,530.1

12.    Stockholders’ Equity

Common Stock (shares not in thousands)

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of December 31, 2019 and 2018, there were 64,222,603 and 64,186,308 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, and rights, and qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2019, 2018, or 2017.

Restricted Common Stock

The 2014 Plan provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 1,833,539 as of December 31, 2019.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2019, 2018 and 2017 was $13.6 million, $8.1 million, and $5.3 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

Automation & Specialty Awards

In October 2018, the Company issued 536,030 restricted stock units to certain Automation and Specialty employees as a result of the acquisition and in accordance with the terms of the Employee Matters Agreement. The aggregate fair value of these awards totaled $21 million. Based upon the vesting provisions of these awards, $3.1 million of the fair value attributed to preacquisition services of the A&S employees and was recognized as purchase price consideration. The remaining compensation will be recognized over the remaining service period.

The following table sets forth the activity of the Company’s restricted stock and restricted stock unit grants and stock options to date:

	Shares	Weighted-average grant date fair value
Shares unvested January 1, 2019	823.6	$36.69
Shares granted	413.0	31.08
Shares for which restrictions lapsed	(450.3)	33.02
Shares unvested December 31, 2019	786.3	$35.69

	Options	Weighted-average grant date fair value
Options unvested January 1, 2019	271.7	$30.65
Options granted	—	—
Quantity ending balance	271.7	30.65
Quantity ending exercisable balance	$57.8	$30.65

Total remaining unrecognized compensation cost is approximately $19.9 million as of December 31, 2019, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards as of December 31, 2019, was $28.5 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

Share Repurchase Program

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. The Company did not repurchase any shares during the years ended December 31, 2019, 2018, and 2017.

13.    Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2019, 2018 and 2017.

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

During 2015, the Company commenced a restructuring plan (“2015 Altra Plan”) as a result of weak demand in Europe and to make certain adjustments to improve business effectiveness, reduce the number of facilities and streamline the Company's cost structure. The actions taken pursuant to the 2015 Altra Plan included reducing headcount, facility consolidations, and limiting discretionary spending to improve profitability. For the year ended December 31, 2019, the Company did not record any expense related to the 2015 Altra Plan. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Stromag acquisition and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. In 2019, the Company recognized $5.7 million in restructuring expense related to the 2017 Altra Plan. The amounts for the year ended December 31, 2019 were comprised of approximately $1.8 million in severance, $1.5 million in consolidation costs, $1.5 million in relocation costs and $0.9 million in other restructuring costs, and are classified in the accompanying consolidated statement of income as restructuring expense.  The amounts for 2018 were comprised of

$2.5 million of severance, $0.6 million in consolidation costs, $0.3 million in relocation costs, and $0.8 million in other restructuring expenses, and are classified in the accompanying consolidated statement of income as restructuring expense. The amount for 2017 were comprised of $0.4 million of severance, and $0.2 million in consolidation costs.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $15 - $20 million in restructuring expenses related to workforce reductions, lease termination costs and other facility rationalization costs under the 2019 Altra Plan over the next four years. For the year to date period ended December 31, 2019, the Company recorded approximately $5.9 million in expenses related to workforce reductions, $1.5 million in expenses related to facilities consolidation and relocation costs, and $1.0 million in other restructuring expense related charges.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2017 and December 31, 2019.

	2017 Plan	2019 Plan	Total
Balance at January 1, 2017	$2.0	$—	$2.0
Restructuring expense incurred	4.1	—	4.1
Cash payments	(5.1)	—	(5.1)
Balance at December 31, 2017	1.0	—	1.0
Restructuring expense incurred	4.4	—	4.4
Cash payments	(3.5)	—	(3.5)
Balance at December 31, 2018	1.9	—	1.9
Restructuring expense incurred	5.7	8.4	14.1
Cash payments	(6.1)	(5.8)	(11.9)
Balance at December 31, 2019	$1.5	$2.6	$4.1

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$5.7	$0.8	$6.5
Automation & Specialty	—	7.6	7.6
Balance at December 31, 2019	$5.7	$8.4	$14.1

The total accrued restructuring reserve as of December 31, 2019 relates to severance and consolidation costs to be paid to former employees and consolidation costs under the 2017 Altra Plan and 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet. The Company does not expect to incur any additional material restructuring expenses related to the 2015 Altra Plan.

15.    Derivative Financial Instruments

The Company manages changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC815, Derivatives.

The following table summarizes outstanding swaps that the Company has recorded at December 31, 2019.

		Initial US$
Date	Derivative	Notional
Entered	Financial	Amount	Fixed Rate	Floating Leg	Fixed Rate	Floating Leg	Settlement	Effective
into	Instrument	(millions)	(swap counterparty)	(swap counterparty)	(Company)	(Company)	Dates	Period of swap
12/10/2018	Cross currency interest rate swap	$240.0	4.8255%	N/A	2.315%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$192.0	4.8255%	N/A	2.235%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$108.0	4.8255%	N/A	2.190%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/10/2018	Cross currency interest rate swap	$60.0	4.8255%	N/A	2.290%	N/A	Quarterly on the last day of each December, March, June and September	12/10/2018 - 9/29/2023
12/4/2018	Interest rate swap	$600.0	4.8255%	Variable rate 1-month USD LIBOR plus 2%	N/A	1 Month USD-LIBOR-BBA plus 2.0%	Monthly on the last business day of each month commencing with December 31, 2018	12/4/2018 - 9/29/2023
1/31/2017	Interest rate swap	$50.0		Variable rate 1-month USD Libor	1.625% USD	N/A	Monthly on the last banking day of each month commencing February 28, 2017	1/31/2017 - 1/31/2020

Cross Currency Interest Rate Swaps

In December 2018, the Company entered into cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converted a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. At inception, the cross-currency swaps were designated as net investment hedges.

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive Income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.  As of December 31, 2019, the fair value of these swaps was a net asset of $15.0 million and was included in other long-term assets and the cumulative gain of $23.4 million was included in AOCIL on the consolidated balance sheet. As of December 31, 2018, the fair value of these swaps was a net liability of $8.4 million and was included in Other long term liabilities and the cumulative loss of $8.4 million was included in AOCIL on the consolidated balance sheet. As of the year to date periods ended December 31, 2019 and December 31, 2018, the Company recognized $15.6 million of interest income and $0.8 million of interest expense net of the pay and receive legs of the swap respectively.

The following tables summarize the impact of the cross-currency swaps to AOCIL and the consolidated statements of operations:

	Years Ended December 31,
	2019	2018
Description	Gain/(Loss) Recognized in AOCI
(in millions)
Cross currency swap agreements	$23.4	$(8.4)

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

Interest Rate Swaps

In December 2018, the Company entered into an interest rate swap agreement designed to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement.  Additionally, in January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings. This interest rate swap matures on January 31, 2020.

These interest rate swap agreements are designed to manage exposure to interest rates on the Company’s variable rate indebtedness. We have designated the interest rate swaps as a cash flow hedges and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of AOCIL on our consolidated balance sheets.

The following table summarizes the location and fair value of the Company's cash flow hedges in the consolidated balance sheet (in millions).

		Years Ended December 31,
	Balance Sheet Location	2019	2018

Designated as hedging instruments:
Cross currency swap agreements	Other long-term (asset)/liabilities	$(15.0)	$8.4
Interest rate swap agreement	Other long-term (assets)	(0.0)	(0.5)
Interest rate swap agreement	Other long-term liabilities	19.0	7.9

16.	Commitments and Contingencies

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

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. We will continue to consider the applicable guidance in ASC 450-20, based on the facts known at the time of our future filings, as it related to legal contingencies, and will adjust our disclosures as may be required under the guidance

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2019 or 2018.

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

The Company is being indemnified, or expects to be indemnified, by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who the Company has hired, the Company does not expect such costs and liabilities to have a material adverse effect on its business, operations or earnings. There can be no assurance, however, that those third parties will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which the Company is obligated is not subject to these indemnities, the Company could become subject to significant liabilities.

From time to time, the Company is notified that it is a potentially responsible party and may have liability in connection with off-site disposal facilities. To date, the Company has generally resolved matters involving off-site disposal facilities for a nominal sum but there can be no assurance that the Company will be able to resolve pending or future matters in a similar fashion.

17.	Segment and Geographic Information

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

p

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

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2019	2018	2017
Net Sales:
Power Transmission Technologies	$907.7	$935.0	$876.7
Automation & Specialty	931.0	241.7	—
Inter-segment eliminations	(4.6)	(1.4)	—
Net sales	$1,834.1	$1,175.3	$876.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$113.5	$118.2	$97.2
Automation & Specialty	132.3	27.9	—
Corporate	(7.6)	(55.0)	(10.4)
Restructuring and consolidation costs	(14.1)	(4.4)	(4.1)
Income from operations	224.1	86.7	82.7
Other non-operating (income) expense:
Loss on partial settlement of pension plan	—	5.1	1.7
Net interest expense	73.8	28.6	7.7
Loss on extinguishment of convertible debt	—	1.2	1.8
Other non-operating expense (income), net	2.1	0.1	0.4
	75.9	35.0	11.6
Income before income taxes	148.2	51.7	71.1
Provision for income taxes	21.0	16.4	19.7
Net income	$127.2	$35.3	$51.4

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and impairment of intangibles.

Selected information by segment (continued)

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization:
Power Transmission Technologies	$33.6	$33.8	$32.7
Automation & Specialty	92.0	22.9	—
Corporate	2.8	3.3	3.3
Total depreciation and amortization	$128.4	$60.0	$36.0

	Years Ended December 31,
	2019	2018
Total assets:
Power Transmission Technologies	$1,063.1	$1,078.5
Automation & Specialty	3,128.4	3,147.8
Corporate	92.2	110.9
Total assets	$4,283.7	$4,337.2

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018
North America (primarily U.S.)	$1,036.5	$629.0	$441.2	$203.4	$206.1
Europe excluding Germany	307.7	208.8	159.5	50.6	54.7
Germany	222.7	204.0	182.1	63.1	66.4
Asia and other	267.2	133.5	93.9	37.3	37.2
Total	$1,834.1	$1,175.3	$876.7	$354.4	$364.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

18.    Unaudited Quarterly Results of Operations:

Year ended December 31, 2019

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$441.9	$442.9	$466.5	$482.8
Gross Profit	157.4	157.0	167.0	174.9
Net income (1)	37.3	25.7	29.0	35.2
Earnings per share — Basic
Net income	$0.58	$0.40	$0.45	$0.55
Earnings per share — Diluted
Net income	$0.58	$0.40	$0.45	$0.55
(1) Includes restructuring costs by quarter	$2.4	$6.2	$3.2	$2.3

Year ended December 31, 2018

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Sales	$469.2	$228.5	$237.3	$240.4
Gross Profit	151.7	71.9	78.3	74.2
Net income (loss) (1)	(5.0)	12.3	19.0	9.0
Earnings per share — Basic
Net income	$(0.08)	$0.42	$0.66	$0.31
Earnings per share — Diluted
Net income	$(0.08)	$0.42	$0.66	$0.31
(1) Includes restructuring costs by quarter	$2.3	$0.6	$0.6	$0.9

19.   Subsequent Events

On February 11, 2020, the Company declared a dividend of $0.17 per share for the quarter ended March 31, 2020, payable on April 2, 2020 to stockholders of record as of March 18, 2020.

In December 2019, a novel strain of coronavirus began to impact the population of China, where several of our manufacturing and distribution facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the wellbeing of our employees and in accordance with governmental requirements, we closed several production facilities in China. We rely upon these facilities to support our business in China, as well as to export components for use in products in other parts of the world. While the closures and limitations on movement in China are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or should the effects of the coronavirus spread beyond China, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2019, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

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

February 27, 2020

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2019.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2019 Proxy Statement to be filed no later than 120 days after December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2019 and 2018
ii.	Consolidated Statements of Income for the Fiscal Years ended December 31, 2019, 2018 and 2017
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2019, 2018 and 2017
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2019, 2018 and 2017
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2019, 2018 and 2017
vi.	Unaudited Quarterly Results of Operations for the Fiscal Years ended December 31, 2019 and 2018

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

4.5	Description of Securities*

10.2(7)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(10)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(6)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(14)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.† (P)

10.7(3)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(4)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(12)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

Number	Description
10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.† (P)

10.11(8)	Purchase Agreement dated March 1, 2011 among Altra Holdings, Inc., the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(9)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
(10)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(11)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(12)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(13)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016
(17)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 24, 2017.
(18)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.
(19)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 5, 2018.
(20)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Reserve for Uncollectible Accounts:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2017	$3.1	$1.9	$(0.5)	$4.5
For the year ended December 31, 2018	4.5	1.5	(0.4)	5.6
For the year ended December 31, 2019	$5.6	$0.9	$(1.4)	$5.1

Exhibit Index

Number	Description

4.5	Description of Securities

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Income, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 27, 2020	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2020	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

February 27, 2020	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Executive Vice President and Chief Financial
Officer

February 27, 2020	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

February 27, 2020	By:	/s/ Edmund M. Carpenter
		Name:	Edmund M. Carpenter
		Title:	Director

February 27, 2020	By:	/s/ Margot Hoffman
		Name:	Margot Hoffman
		Title:	Director

February 27, 2020	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

February 27, 2020	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

February 27, 2020	By:	/s/ Larry P. McPherson
		Name:	Larry P. McPherson
		Title:	Director

February 27, 2020	By:	/s/ Patrick K. Murphy
		Name:	Patrick K. Murphy
		Title:	Director

February 27, 2020	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

February 27, 2020	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director