Form 10-Q
period 2020-03-31
Altra Industrial Motion Corp.
filed 2020-05-06
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 64,647,128 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326.9	$167.3
Trade receivables, less allowance for credit losses of $5.3 and $5.1 million at March 31, 2020 and December 31, 2019, respectively	242.9	243.2
Inventories	229.4	222.5
Income tax receivable	4.6	5.2
Prepaid expenses and other current assets	32.3	29.1
Total current assets	836.1	667.3
Property, plant and equipment, net	343.4	354.4
Goodwill	1,528.3	1,694.9
Intangible assets, net	1,457.7	1,502.4
Deferred income taxes	1.0	3.0
Other non-current assets	9.5	25.1
Operating lease right of use assets	40.2	36.6
Total assets	$4,216.2	$4,283.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154.4	$154.7
Accrued payroll	49.4	58.3
Accruals and other current liabilities	85.3	82.0
Income tax payable	18.5	13.2
Current portion of long-term debt	17.2	18.0
Operating lease liabilities	12.8	13.5
Total current liabilities	337.6	339.7
Long-term debt - less current portion	1,658.5	1,563.8
Deferred income taxes	357.4	369.1
Pension liabilities	30.1	30.8
Long-term taxes payable	2.7	4.5
Other long-term liabilities	43.8	28.8
Operating lease liabilities, net of current portion	29.0	24.7
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 64,564,526 and 64,222,603 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	0.1	0.1
Additional paid-in capital	1,698.1	1,696.7
Retained earnings	187.7	315.4
Accumulated other comprehensive loss	(128.8)	(89.9)
Total stockholders’ equity	1,757.1	1,922.3
Total liabilities and stockholders’ equity	$4,216.2	$4,283.7

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net sales	$434.2	$482.8
Cost of sales	281.2	307.9
Gross profit	153.0	174.9
Operating expenses:
Selling, general and administrative expenses	87.1	90.9
Impairment of goodwill and intangible asset	147.5	—
Research and development expenses	14.8	15.3
Restructuring costs	1.6	2.3
	251.0	108.5
(Loss)/Income from operations	(98.0)	66.4
Other non-operating income and expense:
Interest expense, net	17.4	19.8
Other non-operating (income)/expense, net	(1.5)	1.1
	15.9	20.9
(Loss)/Income before income taxes	(113.9)	45.5
Provision for income taxes	2.7	10.3
Net (loss)/income	$(116.6)	$35.2
Weighted average shares, basic	64.5	64.2
Weighted average shares, diluted	64.5	64.4
Net (loss)/income per share:
Basic	$(1.81)	$0.55
Diluted	$(1.81)	$0.55
Cash dividend declared per share	$0.17	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Quarter Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net (Loss)/Income	$(116.6)	$35.2
Other Comprehensive income:
Foreign currency translation adjustment	(58.4)	(12.5)
Change in pension liability adjustment	(0.1)	(0.3)
Change in fair value of derivative financial instruments, net of tax	19.6	11.5
Total other comprehensive loss:	(38.9)	(1.3)
Comprehensive (loss)/income	$(155.5)	$33.9

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Year to Date Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(116.6)	$35.2
Adjustments to reconcile net income to net operating cash flows:
Depreciation	14.6	14.3
Amortization of intangible assets	17.5	17.8
Amortization of deferred financing costs	1.1	1.1
Impairment of goodwill and intangible asset	147.5	—
(Gain)/Loss on foreign currency, net	(2.0)	1.0
Loss on disposal, impairment and other	—	0.3
Stock-based compensation	3.3	3.5
Changes in assets and liabilities:
Trade receivables	(4.7)	(22.5)
Inventories	(11.8)	(10.6)
Accounts payable, accrued payroll, accruals and current liabilities	(0.9)	(4.9)
Other current assets and liabilities	(10.8)	18.5
Other operating assets and liabilities	(2.3)	(14.4)
Net cash provided by operating activities	34.9	39.3
Cash flows from investing activities
Purchase of property, plant and equipment	(8.2)	(14.0)
A&S acquisition purchase price adjustment	—	(13.5)
Proceeds from sale of building	—	0.3
Proceeds from cross currency interest rate swap settlement	56.2	—
Net cash provided by (used in) investing activities	48.0	(27.2)
Cash flows from financing activities
Payments on Term Loan Facility	(6.0)	(15.0)
Dividend payments	(11.3)	(11.1)
Net payments of financing leases, mortgages, and other obligations	(0.1)	(0.2)
Net (payments)/proceeds from China debt	(0.6)	1.2
Shares surrendered for tax withholding	(1.9)	(2.1)
Additional borrowing under revolver	100.0	—
Net cash provided by (used in) financing activities	80.1	(27.2)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(1.5)
Net change in cash and cash equivalents	159.6	(16.6)
Cash and cash equivalents at beginning of period	167.3	169.0
Cash and cash equivalents at end of period	$326.9	$152.4
Cash paid during the period for:
Interest paid on borrowings	$12.5	$11.4
Income taxes paid	$9.6	$7.9

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.4	1.4	—	—	1.4
Net loss	—	—	—	(116.6)	—	(116.6)
Dividends declared, $0.17 per share	—	—	—	(11.1)	—	(11.1)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	19.6	19.6
Minimum pension adjustment, net of tax	—	—	—	—	(0.1)	(0.1)
Cumulative foreign currency translation adjustment	—	—	—	—	(58.4)	(58.4)
Balance at March 31, 2020	$0.1	64.6	$1,698.1	$187.7	$(128.8)	$1,757.1

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	1.4	—	—	1.4
Net income	—	—	—	35.2	—	35.2
Dividends declared, $0.17 per share	—	—	—	(11.1)	—	(11.1)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	11.5	11.5
Minimum pension adjustment, net of tax	—	—	—	—	(0.3)	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(12.5)	(12.5)
Balance at March 31, 2019	$0.1	64.3	$1,688.5	$256.7	$(72.9)	$1,872.4

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

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “2019 Annual Report on Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

3. Recent Accounting Standards

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the use of the current expected credit loss impairment model to estimate credit losses on certain types of financial instruments, including trade receivables. The model requires an estimate of expected credit losses, measured over the contractual life of an asset, that considers information about past events, current conditions and a forecast of future economic conditions. The Company adopted the standard on January 1, 2020. The adoption of the standard did not have a material impact on our consolidated financial statements.

As a result of the adoption of ASU 2016-13, the Company has updated its significant accounting policy related to trade account receivables and allowances for credit losses as of March 31, 2020 from what was previously disclosed in our audited financial statements for the year ended December 31, 2019 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. We regularly perform detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements. The Company adopted the standard on January 1, 2020. The adoption of the standard did not have a material impact on our consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides relief from certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The relief provided by this ASU is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of the adoption of this standard to the Company.

4. Revenue Recognition

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

	Quarter Ended
	March 31, 2020	March 31, 2019
Net Sales:
Power Transmission Technologies	$216.7	$234.9
Automation & Specialty	218.6	249.1
Inter-segment eliminations	(1.1)	(1.2)
Net sales	$434.2	$482.8

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Quarter Ended
	March 31, 2020	March 31, 2019
North America (primarily U.S.)	$245.3	$273.0
Europe excluding Germany	74.8	81.7
Germany	52.5	62.2
Asia and other	61.6	65.9
Total	$434.2	$482.8

The payment terms and conditions in our customer contracts vary. In some cases, customers will partially prepay for their goods; in other cases, after appropriate credit evaluations, payment will be due in arrears. In addition, there are constraints that cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, surcharges, and other customer considerations.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. A right is conditional, and recorded as a contract asset, if for example the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right becomes unconditional. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. If the Company receives a customer payment prior to satisfying a performance obligation or in excess of estimates of what the Company expects to be entitled to, the payment is recorded as a contract liability. Contracts with payment in arrears are recognized as receivables.

The opening and closing balances of the Company’s contract liability and accounts receivable as of the year to date period ended March 31, 2020 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2020	$8.4	$243.2
Closing - March 31, 2020	11.1	242.9
Increase/(Decrease)	$2.7	$(0.3)

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - March 31, 2019	7.8	281.8
Increase/(Decrease)	$0.4	$22.0

The revenue recognized during the three-month periods ended March 31, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $2.2 million, and $2.1 million, respectively.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement (as defined herein) is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying amount of the Altra Term Loan Facility was $1,184.0 million and the estimated fair value of the Altra Term Loan Facility was $1,002.0 million at March 31, 2020. Debt under the Altra Credit Facility of $100.0 million approximates the fair value due to the variable interest rate. Further, the Altra Credit Agreement was negotiated in October 2018 and there have not been any significant changes in our credit rating. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $394.5 million at March 31, 2020.

6. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2020	$(3.0)	$(1.5)	$(85.4)	$(89.9)
Net current-period Other Comprehensive Income (Loss)	19.6	(0.1)	(58.4)	(38.9)
Accumulated Other Comprehensive Income (Loss) by component, March 31, 2020	$16.6	$(1.6)	$(143.8)	$(128.8)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2019	$(12.9)	$(0.2)	$(58.5)	$(71.6)
Net current-period Other Comprehensive Income (Loss)	11.5	(0.3)	(12.5)	(1.3)
Accumulated Other Comprehensive (Loss) by Component, March 31, 2019	$(1.4)	$(0.5)	$(71.0)	$(72.9)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2020	March 31, 2019
Net income	$(116.6)	$35.2
Shares used in net income per common share - basic	64.5	64.2
Incremental shares of unvested restricted common stock	—	0.2
Shares used in net income per common share - diluted	64.5	64.4
Shares excluded as their inclusion would be anti-dilutive	0.1	—
(Loss)/Earnings per share:
Basic net income	$(1.81)	$0.55
Diluted net income	$(1.81)	$0.55

8. Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$109.3	$104.2
Work in process	23.6	22.4
Finished goods	96.5	95.9
	$229.4	$222.5

9. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in October of each year, unless events occur which trigger the need for an interim impairment review.  The 2019 annual goodwill impairment review indicated that the JVS reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

The Company considered the recent economic impact of the COVID-19 pandemic to be a triggering event for the JVS business unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it is more likely than not that the JVS reporting unit’s carrying value exceeds its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result of the interim impairment testing performed, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively.

The Company estimated the fair value of the JVS reporting unit using both the discounted cash flow model and the market approach. The Company estimated the value of JVS’s indefinite-lived tradename intangible asset using a discounted cash flow model.  The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate.

Key assumptions developed by management and used in the interim quantitative analysis included the following:

•	Near-term revenue declines in 2020;

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

•	Adjusted profit margins over the projection period, due to revenue adjustments and maintained investment in the business; and

•	Market-based discount rates.

•	Reduced EBITDA multiple, due to current market conditions.

Depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Changes in goodwill from January 1, 2020 through March 31, 2020 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Net goodwill balance January 1, 2020	$410.1	$1,284.8	$1,694.9
Goodwill impairment charge	—	(139.1)	(139.1)
Impact of changes in foreign currency	(3.4)	(24.1)	(27.5)
Net goodwill balance March 31, 2020	$406.7	$1,121.6	$1,528.3

Other intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$247.7	$—	$247.7	$260.0	$—	$260.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,171.0	147.9	1,023.1	1,187.7	137.8	1,049.9
Product technology and patents	209.6	38.7	170.9	210.0	33.5	176.5
Total intangible assets	$1,644.3	$186.6	$1,457.7	$1,673.7	$171.3	$1,502.4

(1)	The change in Cost of Trademarks and tradenames is a result of the $8.4 million impairment charge in the quarter-ended March 31, 2020 related to the JVS reporting unit.

The Company recorded $17.5 million and $17.8 million of amortization expense in the quarters ended March 31, 2020 and 2019, respectively.

The estimated amortization expense for intangible assets is approximately $52.6 million for the remainder of 2020, $70.7 million in each of the next four years and then $858.6 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Balance at beginning of period	$10.0	$9.4
Accrued current period warranty expense	1.0	1.0
Payments and adjustments	(1.4)	(1.7)
Balance at end of period	$9.6	$8.7

11. Debt

Outstanding debt obligations at March 31, 2020 and December 31, 2019 were as follows.

	March 31, 2020	December 31, 2019
Debt:
Term loan	$1,184.0	$1,190.0
Revolving Credit Facility	100.0	—
Notes	400.0	400.0
Mortgages and other	12.6	13.5
Finance leases	0.4	0.5
Total gross debt	1,697.0	1,604.0
Less: debt discount and deferred financing costs	(21.3)	(22.2)
Total debt, net of debt discount and deferred financing costs	1,675.7	1,581.8
Less: current portion of long-term debt	(17.2)	(18.0)
Total long-term debt, net of unaccreted discount	$1,658.5	$1,563.8

2018 Credit Agreement and Notes

On October 1, 2018 (the “A&S Closing Date”), upon the closing of the combination (the “Fortive Transaction”) of Altra with four operating companies from Fortive Corporation’s (“Fortive”) Automation & Specialty platform (the “A&S Business”), the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018, and the first interest payment date on the Notes was on April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility was 3.603% at March 31, 2020.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million, and $50 million, respectively, with interest rates of 2.811% and 2.750%, respectively, under the Altra Revolving Credit Facility.  As of quarter end March 31, 2020, a total of $100 million was outstanding under the Altra Revolving Credit Facility. Borrowings under the Altra Revolving Credit Facility are scheduled to mature on September 30, 2023, and the Company may repay amounts borrowed any time without penalty. The Company increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. The draw-down proceeds from the Altra Revolving Credit Facility are currently being held on the Company’s balance sheet in cash and cash equivalents and may be used for general corporate purposes.

As of March 31, 2020, the Company had $1,284.0 million outstanding on the Altra Credit Agreement.  As of March 31, 2020 and December 31, 2019, the Company had $4.7 million and $4.4 million in letters of credit outstanding, respectively. The Company had $195.3 million available to borrow under the Altra Credit Facilities at March 31, 2020.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of March 31, 2020 and December 31, 2019, there were 64,564,526 and 64,222,603 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 31, 2020 or December 31, 2019.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 1.5 million as of March 31, 2020.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended March 31, 2020 and 2019 was $3.3 million and $3.5 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following tables set forth the activity of the Company’s restricted stock grants and stock options to date:

	Shares	Weighted- average fair value
Shares unvested January 1, 2020	786.3	$35.69
Shares granted	322.0	34.58
Shares for which restrictions lapsed	(148.0)	37.96
Shares unvested March 31, 2020	960.3	$34.96

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Shares	Weighted- average fair value
Options unvested January 1, 2020	271.7	$30.65
Options granted	214.5	34.78
Options exercised	—	—
Options outstanding March 31, 2020	486.2	$32.47
Quantity ending exercisable balance	66.4	$30.65

Total remaining unrecognized compensation cost is approximately $29.7 million as of March 31, 2020, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards, as of March 31, 2020, was $16.8 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

13. Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The expenses for the quarter ended March 31, 2020 were comprised of approximately $0.2 million in severance, consolidation and other restructuring costs. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects expenses related to workforce reductions, lease termination costs and other facility rationalization costs. The Company expects to incur approximately $15 - $20 million in restructuring expenses under the 2019 Altra Plan over the next three years, primarily related to plant consolidation and headcount reductions. For the quarter ended March 31, 2020, the Company recorded $1.1million, and $0.3 million in severance and consolidation costs, respectively.

The following is a reconciliation of the accrued restructuring costs between January 1, 2020 and March 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.2	1.4	1.6
Cash payments	(0.4)	(1.4)	(1.8)
Balance at March 31, 2020	1.3	2.6	3.9

The following is a reconcilation of the accrued restructuring costs between January 1, 2019 and March 31, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$2.0	$—	$2.0
Restructuring expense incurred	1.0	1.3	2.3
Cash payments	(1.5)	(0.5)	(2.0)
Balance at March 31, 2019	1.5	0.8	2.3

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of restructuring expense by segment for the year to date period ended March 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.2	$0.4	$0.6
Automation & Specialty	—	1.0	1.0
Balance at March 31, 2020	$0.2	$1.4	$1.6

The total accrued restructuring reserve as of March 31, 2020 relates primarily to consolidation and severance costs under the 2017 Altra Plan and 2019 Altra Plan and is recorded in accruals and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

14. Segments, Concentrations and Geographic Information

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarters Ended
	March 31, 2020	March 31, 2019
Net Sales:
Power Transmission Technologies	$216.7	$234.9
Automation & Specialty	218.6	249.1
Inter-segment eliminations	(1.1)	(1.2)
Net sales	$434.2	$482.8
Income from operations:
Segment earnings:
Power Transmission Technologies	$25.7	$28.9
Automation & Specialty	(118.7)	40.6
Corporate expenses (1)	(3.4)	(0.8)
Restructuring costs	(1.6)	(2.3)
Income from operations	$(98.0)	$66.4
Other non-operating (income) expense:
Net interest expense	17.4	19.8
Other non-operating (income), net	(1.5)	1.1
Total non-operating (income) expense	$15.9	$20.9
Income before income taxes	(113.9)	45.5
Provision for income taxes	2.7	10.3
Net (loss)/income	$(116.6)	$35.2

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended
	March 31, 2020	March 31, 2019
Depreciation and amortization:
Power Transmission Technologies	$8.2	$8.4
Automation & Specialty	23.3	23.0
Corporate	0.6	0.7
Total depreciation and amortization	$32.1	$32.1

	March 31, 2020	March 31, 2019
Total assets:
Power Transmission Technologies	$1,047.4	$1,091.4
Automation & Specialty	2,928.2	3,191.2
Corporate (2)	240.6	97.7
Total assets	$4,216.2	$4,380.3

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2020	March 31, 2019
North America (primarily U.S.)	$245.3	$273.0
Europe excluding Germany	74.8	81.7
Germany	52.5	62.2
Asia and other	61.6	65.9
Total	$434.2	$482.8

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

15. Derivative Financial Instruments

The Company manages changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC 815, Derivatives

The following table summarizes outstanding swaps that the Company has recorded at March 31, 2020.

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

Cross Currency Interest Rate Swaps

In December 2018, the Company entered into cross-currency swap agreements to hedge its net investment in Euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the Euro. By doing so, the Company synthetically converted a portion of its U.S. dollar-based long-term debt into Euro-denominated long-term debt. The agreements originally had a five-year maturity at notional amounts declining from $600.0 million to $360.0 million over the contract period. The terms of the swap agreements provided for the Company to receive net interest payments at a fixed rate of 4.8255% and pay Euros at rates ranging from 2.19% to 2.315%. At inception, the cross-currency swaps were designated as net investment hedges.

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

During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income and paid termination fees of approximately $0.9 million. As a result of the termination of the cross-currency interest rate swap, the Company recorded a gain in AOCIL of approximately $31.3 million, net of $9.9 million of tax, compared to $19.8 million, net of $3.6 million of tax, during the quarter ended March 31, 2020, and year to date period ended December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
Description (in millions)	Gain/(Loss) Recognized in AOCI
Cross currency swap agreements, net of tax	$31.3	$19.8

Interest Rate Swaps

In January 2017, the Company entered into an interest rate swap agreement to fix the variable interest rate payable on a portion of its outstanding borrowings. This interest rate swap matured on January 31, 2020.

In December 2018, the Company entered into an interest rate swap agreement to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement for a notional value of $600 million at 4.8255%.

The interest rate swap agreement is designed to manage exposure to interest rates on the Company’s variable rate indebtedness and is recognized on the balance sheet at fair value. The Company has designated this interest rate swap agreement as a cash flow hedge. Changes in the fair value of the swap will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Company recorded a loss in AOCIL of approximately $11.7 million, net of a $3.7 million tax benefit, and $9.8 million, net of a $1.7 million tax benefit, during the quarter ended March 31, 2020, and year to date period ended December 31, 2019, respectively.

The following table summarizes the location and fair value, using Level 2 inputs (see Note 6 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in millions).

	Balance Sheet Location	March 31, 2020	December 31, 2019
Designated as hedging instruments:
Cross currency swap agreements	Other long-term (assets)/liabilities	$—	$(15.0)
Interest rate swap agreement	Other long-term (assets)	—	(0.0)
Interest rate swap agreement	Other long-term liabilities	34.4	19.0
		$34.4	$4.0

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of March 31, 2020 or December 31, 2019.

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

17. Subsequent Events

On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. The Company previously disclosed in its 8-K filed with the SEC on March 19, 2020 that it had provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. As of April 16, 2020, $50 million remains outstanding under the Altra Revolving Credit Facility and is currently being held on the Company’s balance sheet and may be used for general corporate purposes. The Company could make further borrowings and had $245.6 million available to borrow under the Altra Revolving Credit Facility as of April 16, 2020.

On April 29, 2020 the Company declared a dividend of $0.04 per share for the quarter ended June 30, 2020, payable on July 6, 2020 to stockholders of record as of June 18, 2020.

On May 4, 2020 the Company terminated its interest rate swap agreement by paying $34.9 million which represented the estimated fair value of the swap and a termination fee of approximately $0.1 million. The Company had entered into this interest rate swap agreement in December 2018 in order to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement for an initial notional value of $600 million at 4.8255%. The swap agreement was designated as a cash flow hedge and was recognized at fair value in other long-term liabilities in the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “plan,”” may,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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
•

natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, pandemics, including, but not limited to, the novel coronavirus (COVID-19) pandemic, or other matters beyond the Company’s control;

•	the Company’s risk of loss not covered by insurance;
•	the accuracy of estimated forecasts of original equipment manufacturer (“OEM”) customers and the impact of the current global and European economic environment on our customers;
•	the risks associated with certain minimum purchase agreements we have with suppliers;
•	disruption of our supply chain;
•	fluctuations in the costs of raw materials used in our products;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	work stoppages and other labor issues;
•	changes in employment, environmental, tax and other laws, including enactment of the 2017 Tax Act, and changes in the enforcement of laws;
•	the Company’s ability to attract and retain key executives and other personnel;
•

the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	the risks associated with the portion of the Company’s total assets comprised of goodwill and indefinite lived intangibles;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	the effects of changes to critical accounting estimates;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	failure of the Company’s operating equipment or information technology infrastructure, including cyber-attacks or other security breaches, and failure to comply with data privacy laws or regulations;
•	the Company’s ability to implement and maintain its Enterprise Resource Planning (ERP) system;
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	the risks associated with the Company’s debt;
•	the risks associated with the Company’s exposure to variable interest rates and foreign currency exchange rates;
•	the risks associated with interest rate swap contracts;
•	the risks associated with transitioning from LIBOR to a replacement alternative reference rate;
•	the risks associated with the Company’s being subject to tax laws and regulations in various jurisdictions;
•	the risks associated with the Company’s exposure to renewable energy markets;
•	the risks related to regulations regarding conflict minerals;
•	the risks associated with the volatility and disruption in the global financial markets;
•

the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including Altra’s purchase of Stromag (the “Stromag Acquisition”), and the business combination (the “Fortive Transaction”) of the Company with four operating companies from Fortive Corporation’s (“Fortive”) Automation & Specialty platform (the “A&S Business”);

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

•	the risk associated with the United Kingdom’s vote to leave the European Union; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” set forth in this document.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, FILED WITH THE SEC ON FEBRUARY 27, 2020; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion includes forward-looking statements.  For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

General

We are a leading global designer, producer and marketer of a wide range of electromechanical power transmission motion control products. Our technologies are used in various motion related applications and across a wide variety of high-volume manufacturing and non-manufacturing processes in which reliability and precision are critical to avoid costly down time and enhance the overall efficiency of operations.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general.  During the quarter ended March 31, 2020, the impact of the COVID-19 pandemic affected our results of operations as we experienced temporary facility shutdowns, lower factory utilization rates, and some secondary impacts on customer demand.  For example, during the February to April period, 13 of Altra’s 53 global manufacturing facilities were temporarily shut down for varying lengths of time as a result of the pandemic and local government mandates.  The vast majority of the affected manufacturing facilities are now open and operational again.  In the first quarter, Altra formed a Pandemic Response Team to identify and assess risks and developed countermeasures following guidance from national, state and local governmental and health authorities. We also formed a Business Continuity Task Force charged with ensuring continuity of supply for our customers. In addition, we also have taken several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including:

•

Accelerating cost reductions through corporate furloughs, merit increase suspensions, executive wage rollbacks, discretionary spending reductions and savings as a result of suspending corporate travel,

•	Leveraging government work programs and tax deferrals and extensions to the extent they do not incur interest rate fees or penalties,
•	Taking a $100 million draw down on the Altra Revolving Credit Facility (as defined herein) in March 2020, $50 million of which was subsequently paid back after the close of the quarter, and
•	Terminating Altra’s cross-currency net investment hedge, which resulted in a $56.2 million cash benefit.

The COVID-19 pandemic and its effects on the economic environment remain extremely fluid and it is difficult to predict with certainty what unforeseen circumstances may develop as we progress through the remainder of the year.  As a result, we will continue to proceed cautiously by managing our cost structure and cash flows and prioritizing debt reduction.  In addition, we are implementing strategic plans to best position Altra to adapt to these changing conditions and to continue to serve our customers and community.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as otherwise noted below, there have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2020.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in October of each year, unless events occur which trigger the need for an interim impairment review.  The 2019 annual goodwill impairment review indicated that the JVS reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

The Company considered the recent economic impact of the COVID-19 pandemic to be a triggering event for the JVS business unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it is more likely than not that the JVS reporting unit’s carrying value exceeds its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for goodwill and indefinite-lived intangible assets, respectively.

The Company estimated the fair value of the JVS reporting unit using both the discounted cash flow model and the market approach. The Company estimated the value of JVS’s indefinite-lived tradename intangible asset using a discounted cash flow model.  The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate.

Key assumptions developed by management and used in the interim quantitative analysis included the following:

•	Near-term revenue declines in 2020 with later-term improvements over the projection period;

•	Adjusted profit margins over the projection period, due to revenue adjustments and maintained investment in the business; and

•	Market-based discount rates.

The Company considered the recent economic impact of the COVID-19 pandemic to be a triggering event for the JVS business unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it is more likely than not that the JVS reporting unit’s carrying value exceeds its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result of the interim impairment testing performed, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively.

The Company estimated the fair value of the JVS reporting unit using both the discounted cash flow model and the market approach. The Company estimated the value of JVS’s indefinite-lived tradename intangible asset using a discounted cash flow model.  The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate.

Key assumptions developed by management and used in the interim quantitative analysis included the following:

•	Near-term revenue declines in 2020;

•	Adjusted profit margins over the projection period, due to revenue adjustments and maintained investment in the business; and

•	Market-based discount rates.

•	Reduced EBITDA multiple, due to current market conditions.

Depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Altra has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s unaudited condensed consolidated financial statements for the quarter-ended March 31, 2020.

Trade Account Receivables

As a result of the adoption of ASU 2016-13, the Company has updated its significant accounting policy related to trade account receivables and allowances for credit losses as of March 31, 2020 from what was previously disclosed in our audited financial statements for the year ended December 31, 2019 as follows:

All trade account receivables are reported net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. We regularly perform detailed reviews of our pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended
	March 31, 2020	March 31, 2019
Net sales	$434.2	$482.8
Cost of sales	281.2	307.9
Gross profit	153.0	174.9
Gross profit percentage	35.2%	36.2%
Selling, general and administrative expenses	87.1	90.9
Impairment of Goodwill and Intangible Asset	147.5
Research and development expenses	14.8	15.3
Restructuring costs	1.6	2.3
Income from operations	(98.0)	66.4
Interest expense, net	17.4	19.8
Other non-operating expense (income), net	(1.5)	1.1
Income before income taxes	(113.9)	45.5
Provision for income taxes	2.7	10.3
Net (loss)/income	$(116.6)	$35.2

Quarter Ended March 31, 2020 compared with Quarter Ended March 31, 2019

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Net sales	$434.2	$482.8	$(48.6)	(10.1)%

Net SalesThe decrease in net sales during the quarter ended March 31, 2020 is primarily due to the decline in sales at our JVS business unit due to the decline in the class 8 truck market, the decline in sales in our oil and gas end market as a result of the decline in oil prices globally, and the overall economic decline due to the effects of the COVID-19 pandemic. Changes in foreign exchange had an unfavorable impact on net sales of $7.0 million, primarily driven by the Euro. This was partially offset by price which had a favorable impact of $3.1 million for the quarter ended March 31, 2020.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Gross profit	$153.0	$174.9	$(21.9)	(12.5)%
Gross profit as a percent of sales	35.2%	36.2%

Gross Profit Gross profit as a percentage of net sales decreased during the quarter ended March 31, 2020, primarily due to the economic impact of the COVID-19 pandemic including a decrease in sales levels, costs associated with shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. Changes in foreign exchange had an unfavorable impact on gross profit of $2.7 million, primarily driven by the Euro. We have taken actions to reduce our expenses and maximize near-term profitability; however, we expect our 2020 gross profit as a percentage of sales to decrease when compared to 2019.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Selling, general and administrative expense (“SG&A”)	$87.1	$90.9	$(3.8)	(4.2)%
SG&A as a percent of sales	20.1%	18.8%

Selling, general and administrative expenses For the quarter ended March 31, 2020, the decrease in SG&A was primarily due to cost reduction actions which began during the quarter. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our overall SG&A costs. However, due to the decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2020 we expect to continue to reduce our SG&A costs, however, if we experience decreased sales levels in future periods this could result in SG&A as a percentage of sales to increase.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Research and development expenses (“R&D”)	$14.8	$15.3	$(0.5)	(3.3)%

Research and development expense Research and development expenses slightly decreased for the quarter ended March 31, 2020 when compared to the quarter ended March 31, 2019. The slight decrease is mainly due to the impact of foreign exchange of $0.2 million, primarily driven by the Euro. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Restructuring costs	$1.6	$2.3	$(0.7)	(30.4)%

Restructuring costs.    During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of the Stromag Acquisition and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The total 2017 Altra Plan savings are in line with our expectations. We do not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $15 - $20 million in restructuring expenses under the 2019 Plan over the next four years, primarily related to plant consolidation and headcount reductions. We have achieved savings of $0.3 million during the quarter ended March 31, 2020 under the 2019 Altra Plan and estimate additional future savings during 2020 to be approximately $2.0 million.  The cost savings for the quarter ended March 31, 2020 were recognized as improvements in SG&A and Cost of Sales of approximately $0.1 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Interest expense, net	$17.4	$19.8	$(2.4)	(12.1)%

Interest expenseInterest expense decreased for the quarter ended March 31, 2020 compared to the prior year period primarily due to debt paydowns of approximately $136.0 million since the fourth quarter of 2018. We expect our interest expense in 2020 to decrease as a result of additional principal payments resulting in lower average outstanding borrowings.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Other non-operating (income)/expense, net	$(1.5)	$1.1	$(2.6)	236.4%

Other non-operating incomeOther non-operating income in each period in the table above primarily relates to transaction gains and losses arising from the changes in foreign currency exchange rates related primarily to the Euro and British Pound. In addition, the company terminated its cross-currency interest rate swap and paid termination fees of $0.9 million for the quarter ended March 31, 2020.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2020	March 31, 2019	Change	%
Provision for income taxes	$2.7	$10.3	$(7.6)	(73.8)%
Provision for income taxes as a percent of income before income taxes	(2.4)%	22.6%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes decreased for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019. The decrease in the 2020 provision for income tax as a percent of income before income taxes is due to the impact of the $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China. This was partially offset by the impact of a $2.8 million discrete item related to changes in tax rates for the JVS reporting unit in China. We expect our provision for income taxes as a percent of income before income taxes to be approximately 21% to 23% for the full year 2020.

Segment Performance.

(Amounts in millions unless otherwise noted)

	Quarter Ended
	March 31, 2020	March 31, 2019
Net Sales:
Power Transmission Technologies	$216.7	$234.9
Automation & Specialty	218.6	249.1
Inter-segment eliminations	(1.1)	(1.2)
Net sales	$434.2	$482.8
(Loss)/Income from operations:
Segment earnings:
Power Transmission Technologies	$25.7	$28.9
Automation & Specialty	(118.7)	40.6
Corporate expenses (1)	(3.4)	(0.8)
Restructuring costs	(1.6)	(2.3)
(Loss)/Income from operations	$(98.0)	$66.4

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $216.7 million in the quarter ended March 31, 2020, a decrease of approximately $18.2 million or 8%, from the quarter ended March 31, 2019.  The decrease is primarily due to the overall economic decline as a result of the COVID-19 pandemic.  In addition, changes in foreign exchange had an unfavorable impact on net sales of $3.4 million, primarily driven by the Euro. The decrease in the turf and garden, agricultural, and oil and gas end markets was primarily due to the COVID-19 impact on discretionary spending as well as global industry trade tensions. Income from operations was $25.7 million which was primarily driven by modest growth in certain end markets such as wind, and aerospace and defense.

Automation & Specialty

Net sales in the Automation and Specialty segment were $218.6 million in the quarter ended March 31, 2020, a decrease of approximately $30.5 million, or 12.2%. The decrease is primarily due to the overall economic decline which has impacted almost all of our end markets as a result of COVID-19. In addition, changes in foreign exchange had an unfavorable impact on net sales of $3.5 million, primarily driven by the Euro. The Automation & Specialty segment had a loss from operations during the quarter ended March 31, 2020 primarily due to the non-cash impairment charge recorded at the JVS reporting unit. As a result of both the COVID-19 related economic downturn and its impact on the JVS reporting units anticipated financial results, the Company concluded that it is more likely than not that the JVS reporting unit’s carrying value exceeds its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for goodwill and indefinite-lived intangible assets, respectively. The loss was partially offset by income from operations of $28.8 million which was primarily driven by modest growth in the factory automation end market.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility. At March 31, 2020, we had the ability under the Altra Revolving Credit Facility (as defined herein) to borrow an additional $195.3 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

On October 1, 2018 (the “A&S Closing Date”), we consummated the Fortive Transaction.  The aggregate purchase price for the A&S Business was approximately $2,855.7 million, subject to certain post-closing adjustments, and consisted of (i) $1,400.0 million of cash transferred to Fortive and (ii) shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million.  The value of the common stock was based on the closing stock price on the A&S Closing Date of $41.59.  We financed the cash portion of the Fortive Transaction with the Altra Credit Facilities (as defined herein).

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility (as defined herein), we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities (as defined herein), to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. However, it is difficult to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic but we have taken several proactive measures to protect our balance sheet and strengthen our liquidity position, as discussed above under “Business Outlook.”

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 3.603% at March 31, 2020.

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million, and $50 million, respectively, with interest rates of 2.811% and 2.750%, respectively, under the Altra Revolving Credit Facility.  As of March 17, 2020, a total of $100 million was outstanding under the Altra Revolving Credit Facility, $50 million of which was subsequently paid back after the close of the quarter. Borrowings under the Altra Revolving Credit Facility are scheduled to mature on September 30, 2023, and the Company may repay amounts borrowed any time without penalty. The Company increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from the COVID-19 pandemic. The draw-down proceeds from the Altra Revolving Credit Facility are currently being held on the Company’s balance sheet and may be used for general corporate purposes.

As of March 31, 2020, the Company had $1,284.0 million outstanding on the Altra Credit Agreement.  As of March 31, 2020 and December 31, 2019, the Company had $4.7 million and $4.4 million in letters of credit outstanding, respectively. The Company had $195.3 million available to borrow under the Altra Credit Facilities at March 31, 2020.

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

Borrowings

The following is a summary of our borrowings as of March 31, 2020 and March 31, 2019, respectively:

	Amounts in millions
	March 31, 2020	March 31, 2019
Debt:
Term loan	$1,184.0	$1,305.0
Revolving Credit Facility	100.0	$—
Notes	400.0	400.0
Mortgages and other	12.6	14.3
Finance leases	0.4	0.5
Total debt	$1,697.0	$1,719.8

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended March 31, 2020 and March 31, 2019, respectively:

	March 31, 2020	March 31, 2019	Change
Cash and cash equivalents at the beginning of the period	$167.3	$169.0	$(1.7)
Cash flows provided from operating activities	34.9	39.3	(4.4)
Cash flows provided by (used in) investing activities	48.0	(27.2)	75.2
Cash flows provided by (used in) financing activities	80.1	(27.2)	107.3
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(1.5)	(1.9)
Cash and cash equivalents at the end of the period	$326.9	$152.4	$174.5

Cash Flows for 2020

Net cash provided by operating activities was approximately $34.9 million for the period ended March 31, 2020. This was generated by the net loss of ($116.6) million and the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, non-cash loss on foreign currency, and the non-cash impairment charge to goodwill and intangible assets which totaled approximately $182.0 million. This was partially offset by a use in cash from a net decrease in assets and liabilities of approximately $30.5 million.

Net cash provided by investing activities for the period ended March 31, 2020 increased approximately $75.2 million compared to the period ended March 31, 2019, primarily due to the cross currency interest rate swap settlement proceeds of approximately $56.2 million received during the quarter.

Net cash provided by financing activities in the period ended March 31, 2020 as compared to the period ended March 31, 2019 increased by $107.3 million, primarily as a result of the $100.0 million borrowing under the Revolving Credit Facility. This was partially offset by the first quarter dividend payment and payments on the Altra Term Loan Facility of approximately $11.3 million and $6.0 million, respectively.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of March 31, 2020 we have approximately $114.4 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. However, it is difficult to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic and any potential resulting impact to our cash flows.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2020, other than the $100.0 million increase in the borrowings under the Revolving Credit Facility discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2019 are incorporated herein by reference.

During the reporting period, except as noted below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

We expect the novel Coronavirus (COVID-19) pandemic to have an adverse effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A continuation or worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, many EU countries, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. We expect that our results of operations will reflect a negative impact from, among other things, the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
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

ALTRA INDUSTRIAL MOTION CORP.

May 6, 2020	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
May 6, 2020	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
May 6, 2020	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)