Form 10-Q
period 2020-06-30
Altra Industrial Motion Corp.
filed 2020-07-24
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 21, 2020, there were 64,655,978 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220.1	$167.3
Trade receivables, less allowance for credit losses of $5.7 and $5.1 million at June 30, 2020 and December 31, 2019, respectively	230.6	243.2
Inventories	223.1	222.5
Income tax receivable	6.4	5.2
Prepaid expenses and other current assets	35.8	29.1
Total current assets	716.0	667.3
Property, plant and equipment, net	339.7	354.4
Goodwill	1,543.0	1,694.9
Intangible assets, net	1,450.4	1,502.4
Deferred income taxes	1.0	3.0
Other non-current assets	9.2	25.1
Operating lease right of use assets	41.4	36.6
Total assets	$4,100.7	$4,283.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140.1	$154.7
Accrued payroll	57.3	58.3
Accruals and other current liabilities	75.7	82.0
Income tax payable	11.9	13.2
Current portion of long-term debt	17.0	18.0
Operating lease liabilities	13.0	13.5
Total current liabilities	315.0	339.7
Long-term debt - less current portion	1,535.6	1,563.8
Deferred income taxes	368.2	369.1
Pension liabilities	30.5	30.8
Long-term taxes payable	2.7	4.5
Other long-term liabilities	9.8	28.8
Operating lease liabilities, net of current portion	30.4	24.7
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 64,575,115 and 64,222,603 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	0.1	0.1
Additional paid-in capital	1,701.8	1,696.7
Retained earnings	206.7	315.4
Accumulated other comprehensive loss	(100.1)	(89.9)
Total stockholders’ equity	1,808.5	1,922.3
Total liabilities and stockholders’ equity	$4,100.7	$4,283.7

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$400.8	$466.5	$835.0	$949.3
Cost of sales	257.4	299.5	538.6	607.4
Gross profit	143.4	167.0	296.4	341.9
Operating expenses:
Selling, general and administrative expenses	75.8	92.0	162.9	182.9
Impairment of goodwill and intangible asset	—	—	147.5	—
Research and development expenses	14.0	14.7	28.8	30.0
Restructuring costs	1.5	3.2	3.1	5.5
	91.3	109.9	342.3	218.4
(Loss)/Income from operations	52.1	57.1	(45.9)	123.5
Other non-operating income and expense:
Interest expense, net	18.8	18.6	36.2	38.4
Other non-operating expense, net	2.5	0.4	1.1	1.5
	21.3	19.0	37.3	39.9
(Loss)/Income before income taxes	30.8	38.1	(83.2)	83.6
Provision for income taxes	9.1	9.1	11.8	19.4
Net (loss)/income	$21.7	$29.0	$(95.0)	$64.2
Weighted average shares, basic	64.6	64.3	64.5	64.3
Weighted average shares, diluted	64.7	64.5	64.5	64.5
Net (loss)/income per share:
Basic	$0.34	$0.45	$(1.47)	$1.00
Diluted	$0.34	$0.45	$(1.47)	$1.00
Cash dividend declared per share	$0.04	$0.17	$0.21	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income/(loss)	$21.7	$29.0	$(95.0)	$64.2
Other Comprehensive income:
Foreign currency translation adjustment	27.2	4.9	(31.1)	(7.6)
Change in pension liability adjustment	—	—	(0.1)	(0.3)
Non-cash amortization of interest rate swap expense, net of tax	1.7	—	1.7	—
Change in fair value of derivative financial instruments, net of tax	(0.2)	(14.0)	19.3	(2.5)
Total other comprehensive income/(loss):	28.7	(9.1)	(10.2)	(10.4)
Comprehensive income/(loss)	$50.4	$19.9	$(105.2)	$53.8

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Year to Date Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(95.0)	$64.2
Adjustments to reconcile net income to net operating cash flows:
Depreciation	29.3	28.9
Amortization of intangible assets	34.8	35.4
Amortization of deferred financing costs	2.3	2.3
Accretion of debt discount	0.2	—
Non-cash amortization of interest rate swap expense	2.2	—
Impairment of goodwill and intangible asset	147.5	—
Payment for interest rate swap settlement	(34.7)	—
(Gain)/Loss on foreign currency, net	(0.1)	0.8
Loss on disposal and other	—	0.2
Stock-based compensation	7.1	7.0
Changes in assets and liabilities:
Trade receivables	10.9	(10.2)
Inventories	(3.6)	(6.3)
Accounts payable, accrued payroll, accruals and current liabilities	(10.8)	(20.2)
Other current assets and liabilities	(14.6)	(4.5)
Other operating assets and liabilities	(1.8)	(1.5)
Net cash provided by operating activities	73.7	96.1
Cash flows from investing activities
Purchase of property, plant and equipment	(17.3)	(24.1)
A&S acquisition purchase price adjustment	—	(13.5)
Proceeds from cross currency interest rate swap settlement	56.2	0.3
Net cash provided by (used in) investing activities	38.9	(37.3)
Cash flows from financing activities
Borrowing under Revolving Credit Facility	100.0	—
Payments on Revolving Credit Facility	(100.0)	—
Payments on Term Loan Facility	(30.0)	(50.0)
Dividend payments	(22.3)	(22.0)
Net payments on financing leases, mortgages, and other obligations	(0.2)	(0.5)
Net proceeds/(payments) from China debt	(0.6)	2.4
Shares surrendered for tax withholding	(2.0)	(2.3)
Net cash used in financing activities	(55.1)	(72.4)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(1.8)
Net change in cash and cash equivalents	52.8	(15.4)
Cash and cash equivalents at beginning of period	167.3	169.0
Cash and cash equivalents at end of period	$220.1	$153.6
Cash paid during the period for:
Interest paid on borrowings	$31.7	$35.3
Income taxes paid	$22.8	$24.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.4	5.1	—	—	5.1
Net loss	—	—	—	(95.0)	—	(95.0)
Dividends declared, $0.21 per share	—	—	—	(13.7)	—	(13.7)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	19.3	19.3
Non-cash amortization of interest rate swap expense, net of tax					1.7	1.7
Minimum pension adjustment, net of tax	—	—	—	—	(0.1)	(0.1)
Cumulative foreign currency translation adjustment	—	—	—	—	(31.1)	(31.1)
Balance at June 30, 2020	$0.1	64.6	$1,701.8	$206.7	$(100.1)	$1,808.5
Balance at March 31, 2020	$0.1	64.6	$1,698.1	$187.7	$(128.8)	$1,757.1
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	3.7	—	—	3.7
Net income	—	—	—	21.7	—	21.7
Dividends declared, $0.04 per share	—	—	—	(2.7)	—	(2.7)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(0.2)	(0.2)
Non-cash amortization of interest rate swap expense, net of tax					1.7	1.7
Minimum pension adjustment, net of tax	—	—	—	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	27.2	27.2
Balance at June 30, 2020	$0.1	64.6	$1,701.8	$206.7	$(100.1)	$1,808.5

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	4.7	—	—	4.7
Net income	—	—	—	64.2	—	64.2
Dividends declared, $0.34 per share	—	—	—	(22.3)	—	(22.3)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(2.5)	(2.5)
Minimum pension adjustment, net of tax	—	—	—	—	(0.3)	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(7.6)	(7.6)
Balance at June 30, 2019	$0.1	64.3	$1,691.8	$274.5	$(82.0)	$1,884.4
Balance at March 31, 2019	$0.1	64.3	$1,688.5	$256.7	$(72.9)	$1,872.4
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	3.3	—	—	3.3
Net income	—	—	—	29.0	—	29.0
Dividends declared, $0.17 per share	—	—	—	(11.2)	—	(11.2)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(14.0)	(14.0)
Minimum pension adjustment, net of tax	—	—	—	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	4.9	4.9
Balance at June 30, 2019	$0.1	64.3	$1,691.8	$274.5	$(82.0)	$1,884.4

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

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Sales:
Power Transmission Technologies	$196.3	$234.9	$413.0	$469.8
Automation & Specialty	205.8	233.3	424.4	482.4
Inter-segment eliminations	(1.3)	(1.7)	(2.4)	(2.9)
Net sales	$400.8	$466.5	$835.0	$949.3

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America (primarily U.S.)	$205.8	$269.8	$451.1	$542.8
Europe excluding Germany	71.3	79.9	146.1	161.7
Germany	44.1	56.8	96.6	119.0
Asia and other	79.6	60.0	141.2	125.8
Total	$400.8	$466.5	$835.0	$949.3

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. A right is conditional, and recorded as a contract asset, if, for example, the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right becomes unconditional. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. If the Company receives a customer payment prior to satisfying a performance obligation or in excess of estimates of what the Company expects to be entitled to, the payment is recorded as a contract liability. Contracts with payment in arrears are recognized as receivables.

The opening and closing balances of the Company’s contract liability and accounts receivable as of the year to date period ended June 30, 2020 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2020	$8.4	$243.2
Closing - June 30, 2020	12.5	230.6
Increase/(Decrease)	$4.1	$(12.6)

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - June 30, 2019	8.1	269.6
Increase/(Decrease)	$0.7	$9.8

In the six-month period ended June 30, 2020, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2020.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The carrying values of financial instruments, including cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement (as defined herein) is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying amount of the Altra Term Loan Facility was $1,160.0 million and the estimated fair value of the Altra Term Loan Facility was $1,113.6 million at June 30, 2020. There is currently no debt under the Altra Revolving Credit Facility. Further, the Altra Credit Agreement was negotiated in October 2018 and there have not been any significant changes in our credit rating. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $416.0 million at June 30, 2020.

6. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Non-cash amortization of interest rate swap expense	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2020	$(3.0)	—	$(1.5)	$(85.4)	$(89.9)
Net current-period Other Comprehensive Income (Loss)	19.3	1.7	(0.1)	(31.1)	(10.2)
Accumulated Other Comprehensive Income (Loss) by component, June 30, 2020	$16.3	$1.7	$(1.6)	$(116.5)	$(100.1)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2019	$(12.9)	$(0.2)	$(58.5)	$(71.6)
Net current-period Other Comprehensive Income (Loss)	(2.5)	(0.3)	(7.6)	(10.4)
Accumulated Other Comprehensive (Loss) by Component, June 30, 2019	$(15.4)	$(0.5)	$(66.1)	$(82.0)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income/(loss)	$21.7	$29.0	$(95.0)	$64.2
Shares used in net income per common share - basic	64.6	64.3	64.5	64.3
Incremental shares of unvested restricted common stock	0.1	0.2	—	0.2
Shares used in net income per common share - diluted	64.7	64.5	64.5	64.5
Shares excluded as their inclusion would be anti-dilutive	—	—	0.1	—
Earnings/(Loss) per share:
Basic net income	$0.34	$0.45	$(1.47)	$1.00
Diluted net income	$0.34	$0.45	$(1.47)	$1.00

8. Inventories

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$105.3	$104.2
Work in process	22.7	22.4
Finished goods	95.1	95.9
	$223.1	$222.5

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

During the first quarter of 2020, the Company considered the economic impact of the COVID-19 pandemic to be a triggering event for the JVS business unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it was more likely than not that the JVS reporting unit’s carrying value exceeded its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result of the interim impairment testing performed on March 31, 2020, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively.

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

During the second quarter of 2020, the Company again considered the economic impact of the COVID-19 pandemic on the reporting units and determined there was no triggering event to further evaluate for potential impairment.  For all reporting units, the Company concluded that it was more likely than not that their fair value continued to exceed their carrying value as of June 30, 2020. However, depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Changes in goodwill from January 1, 2020 through June 30, 2020 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Net goodwill balance January 1, 2020	$410.1	$1,284.8	$1,694.9
Goodwill impairment charge	—	(139.1)	(139.1)
Impact of changes in foreign currency	(1.0)	(11.8)	(12.8)
Net goodwill balance June 30, 2020	$409.1	$1,133.9	$1,543.0

Other intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$249.8	$—	$249.8	$260.0	$—	$260.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,179.8	161.2	1,018.6	1,187.7	137.8	1,049.9
Product technology and patents	210.1	44.1	166.0	210.0	33.5	176.5
Total intangible assets	$1,655.7	$205.3	$1,450.4	$1,673.7	$171.3	$1,502.4

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

(1)	The change in Cost of Tradenames and trademarks is a result of the $8.4 million impairment charge in the quarter-end March 31, 2020 related to the JVS reporting unit.

The Company recorded $17.3 million and $17.6 million of amortization expense in the quarters ended June 30, 2020 and 2019, respectively; and, recorded $34.8 million and $35.4 million of amortization expense in the year to date periods ended June 30, 2020 and 2019, respectively.

The estimated amortization expense for intangible assets is approximately $35.9 million for the remainder of 2020, $70.7 million in each of the next four years and then $865.9 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Balance at beginning of period	$10.0	$9.4
Accrued current period warranty expense	2.0	2.0
Payments and adjustments	(2.8)	(1.2)
Balance at end of period	$9.2	$10.2

11. Debt

Outstanding debt obligations at June 30, 2020 and December 31, 2019 were as follows.

	June 30, 2020	December 31, 2019
Debt:
Term loan	$1,160.0	$1,190.0
Revolving Credit Facility	—	—
Notes	400.0	400.0
Mortgages and other	12.6	13.5
Finance leases	0.3	0.5
Total gross debt	1,572.9	1,604.0
Less: debt discount and deferred financing costs	(20.3)	(22.2)
Total debt, net of debt discount and deferred financing costs	1,552.6	1,581.8
Less: current portion of long-term debt	(17.0)	(18.0)
Total long-term debt, net of unaccreted discount	$1,535.6	$1,563.8

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility was 2.174% at June 30, 2020.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27 2020 and May, 27, 2020 the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended June 30, 2020, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

As of June 30, 2020, the Company had $1,160.0 million outstanding on the Altra Credit Agreement.  As of June 30, 2020 and December 31, 2019, the Company had $5.2 million and $4.4 million in letters of credit outstanding, respectively. The Company had $294.8 million available to borrow under the Altra Credit Facilities at June 30, 2020.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by local property, plant and equipment. The debt has interest rates that range from 1.79% to 2.5%, with various quarterly and monthly installments through 2028.

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.3 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of June 30, 2020 and December 31, 2019, there were 64,575,115 and 64,222,603 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at June 30, 2020 or December 31, 2019.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 4.5 million as of June 30, 2020.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended June 30, 2020 and 2019 was $3.8 million and $3.5 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date period ended June 30, 2020 and 2019 was $7.1 million and $7.0 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following tables set forth the activity of the Company’s restricted stock grants and stock options to date:

	Shares	Weighted- average fair value
Shares unvested January 1, 2020	786.3	$35.69
Shares granted	325.6	34.58
Shares for which restrictions lapsed	(175.1)	38.06
Shares unvested June 30, 2020	936.8	$34.93

	Shares	Weighted- average fair value
Options unvested January 1, 2020	271.7	$30.65
Options granted	214.5	34.78
Options exercised	—	—
Options outstanding June 30, 2020	486.2	$32.47
Quantity ending exercisable balance	66.4	$30.65

Total remaining unrecognized compensation cost is approximately $25.6 million as of June 30, 2020, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards, as of June 30, 2020, was $27.6 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

13. Restructuring, Asset Impairment, and Transition Expenses

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The expenses for the quarter and year to date period ended June 30, 2020 were approximately $0.3 million, and $0.5 million, respectively, and were composed of severance and other restructuring costs. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur approximately $10 - $15 million in restructuring expenses under the 2019 Altra Plan over the next three years, primarily related headcount reductions and plant consolidations. The expenses for the quarter and year to date period ended June 30, 2020 were $1.2 million and $2.6 million, respectively, and were composed of severance and consolidation costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2020 and June 30, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.2	1.4	1.6
Cash payments	(0.4)	(1.4)	(1.8)
Balance at March 31, 2020	1.3	2.6	3.9
Restructuring expense incurred	0.3	1.2	1.5
Cash payments	(0.6)	(1.1)	(1.7)
Balance at June 30, 2020	1.0	2.7	3.7

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconcilation of the accrued restructuring costs between January 1, 2019 and June 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$2.0	$—	$2.0
Restructuring expense incurred	1.0	1.3	2.3
Cash payments	(1.5)	(0.5)	(2.0)
Balance at March 31, 2019	1.5	0.8	2.3
Restructuring expense incurred	1.8	1.4	3.2
Cash payments	(2.0)	(0.7)	(2.7)
Balance at June 30, 2019	1.3	1.5	2.8

The following is a reconciliation of restructuring expense by segment for the year to date period ended June 30, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$0.6	$1.1
Automation & Specialty	—	2.0	2.0
Total restructuring expense at June 30, 2020	$0.5	$2.6	$3.1

The following is a reconciliation of restructuring expense by segment for the year to date period ended June 30, 2019

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$2.8	$0.1	$2.9
Automation & Specialty	—	2.6	2.6
Total restructuring expense at June 30, 2019	$2.8	$2.7	$5.5

The total accrued restructuring reserve as of June 30, 2020, and as of June 30, 2019 relate primarily to severance and consolidation costs under the 2017 Altra Plan and the 2019 Altra Plan and are recorded in accruals and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarters Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Sales:
Power Transmission Technologies	$196.3	$234.9	$413.0	$469.8
Automation & Specialty	205.8	233.3	424.4	482.4
Inter-segment eliminations	(1.3)	(1.7)	(2.4)	(2.9)
Net sales	$400.8	$466.5	$835.0	$949.3
Income/(loss) from operations:
Segment earnings:
Power Transmission Technologies	$23.9	$31.9	$49.5	$60.8
Automation & Specialty	26.0	31.8	(92.6)	72.4
Corporate expenses (1)	3.7	(3.4)	0.3	(4.2)
Restructuring costs	(1.5)	(3.2)	(3.1)	(5.5)
Income/(loss) from operations	$52.1	$57.1	$(45.9)	$123.5
Other non-operating expense:
Net interest expense	18.8	18.6	36.2	38.4
Other non-operating expense, net	2.5	0.4	1.1	1.5
Total non-operating expense	$21.3	$19.0	$37.3	$39.9
Income/(loss) before income taxes	30.8	38.1	(83.2)	83.6
Provision for income taxes	9.1	9.1	11.8	19.4
Net income/(loss)	$21.7	$29.0	$(95.0)	$64.2

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Selected information by segment (continued)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Depreciation and amortization:
Power Transmission Technologies	$8.2	$8.3	$16.4	$16.7
Automation & Specialty	22.9	23.2	46.2	46.2
Corporate	0.9	0.7	1.5	1.4
Total depreciation and amortization	$32.0	$32.2	$64.1	$64.3

			June 30, 2020	June 30, 2019
Total assets:
Power Transmission Technologies			$1,045.7	$1,089.2
Automation & Specialty			2,920.1	3,170.3
Corporate (2)			134.9	98.3
Total assets			$4,100.7	$4,357.8

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America (primarily U.S.)	$205.8	$269.8	$451.1	$542.8
Europe excluding Germany	71.3	79.9	146.1	161.7
Germany	44.1	56.8	96.6	119.0
Asia and other	79.6	60.0	141.2	125.8
Total	$400.8	$466.5	$835.0	$949.3

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

15. Derivative Financial Instruments

The Company may manage changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC 815, Derivatives.

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on the net investment hedges reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income and paid termination fees of approximately $0.9 million. Through the date of the termination of the cross-currency interest rate swaps, the Company recorded a gain in AOCIL of approximately $31.3 million, net of $9.9 million of tax, compared to $19.8 million, net of $3.6 million of tax, during the year to date period ended June 30, 2020, and year to date period ended December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
Description (in millions)	Gain/(Loss) Recognized in AOCI
Cross currency swap agreements, net of tax	$31.3	$19.8

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness and was recognized on the balance sheet at fair value. The Company designated this interest rate swap agreement as a cash flow hedge and changes in the fair value of the swap were recognized in other comprehensive income until the hedged items were recognized in earnings.

During the second quarter of 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense and paid termination fees of approximately $0.1 million. Through the date of the termination of the interest rate swap, the Company recorded a loss in AOCIL of approximately $11.9 million, net of $3.8 million of tax benefit, compared to $9.8 million, net of $1.7 million of tax benefit, during the year to date period ended June 30, 2020, and year to date period ended December 31, 2019, respectively. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company reclassified approximately $3.2 million and $0.5 million of AOCIL into interest expense for the quarters ended June 30, 2020 and June 30, 2019, respectively. The Company reclassified $4.8 million and $1.0 million of AOCIL into interest expense for the year to date periods ended June 30, 2020 and June 30, 2019, respectively. Approximately $2.2 million of the AOCIL reclassified to interest expense for the quarter and year to date period ended June 30, 2020 represents non-cash amortization due to the termination of the interest rate swap.

The following table summarizes the location and fair value, using Level 2 inputs (see Note 6 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the unaudited condensed consolidated balance sheets (in millions).

	Balance Sheet Location	June 30, 2020	December 31, 2019
Designated as hedging instruments:
Cross currency swap agreements	Other long-term (assets)	$—	$(15.0)
Interest rate swap agreement	Other long-term (assets)	—	(0.0)
Interest rate swap agreement	Other long-term liabilities	—	19.0
		$—	$4.0

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of June 30, 2020 or December 31, 2019.

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

17. Subsequent Events

On July 22, 2020 the Company declared a dividend of $0.04 per share for the quarter ended September 30, 2020, payable on October 2, 2020 to stockholders of record as of September 18, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. In addition, all statements regarding the anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management to sustain the Company during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “plan,”” may,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include:

•	the scope and duration of the COVID-19 global pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain;
•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the loss of independent distributors on which we rely;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	the risks associated with international operations, including currency risks;
•	the risks associated with and potential impacts of new trade policies, legislations, treaties, and tariffs both in and outside of the United States;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•

natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, pandemics, including, but not limited to, the COVID-19 pandemic, or other matters beyond the Company’s control;

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general.  During the quarter ended June 30, 2020, the impact of the COVID-19 pandemic continued to affect our results of operations as we experienced temporary facility shutdowns, lower factory utilization rates, and some secondary impacts on customer demand.  In the second quarter, the Company’s Pandemic Response Team continued to identify and assess risks and develop countermeasures following guidance from national, state and local governmental and health authorities.  In addition, the Company’s Business Continuity Task Force continued to work to ensure continuity of supply for its customers and to facilitate reopening manufacturing facilities impacted by the pandemic.  During the second quarter, Altra experienced minimal supply chain disruption and the vast majority of our material manufacturing facilities continued to be operational at levels required to meet customer demand. In addition, during the second quarter we also took several proactive measures to protect the Company’s balance sheet and strengthen its liquidity position, including:

•

Accelerating cost reductions through furloughs, merit increase suspensions, executive wage rollbacks, discretionary spending reductions, corporate travel suspension, and service provider and other expense reductions.

•	Leveraging government work programs and tax deferrals and extensions to the extent they do not incur interest rate fees or penalties.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as otherwise noted below, there have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2020.

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

During the first quarter of 2020 the Company considered the economic impact of the COVID-19 pandemic to be a triggering event for the JVS business unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it was more likely than not that the JVS reporting unit’s carrying value exceeds its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result, on March 31, 2020, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for goodwill and indefinite-lived intangible assets, respectively.

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

During the second quarter of 2020, the Company again considered the economic impact of the COVID-19 pandemic on the reporting units and determined there was no triggering event.  For all reporting units, the Company concluded that it was more likely than not that their fair value continued to exceed their carrying value as of June 30, 2020. However, depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Altra has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2020.

Trade Account Receivables

As a result of the adoption of ASU 2016-13, the Company has updated its significant accounting policy related to trade account receivables and allowances for credit losses from what was previously disclosed in our audited financial statements for the year ended December 31, 2019 as follows:

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

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$400.8	$466.5	$835.0	$949.3
Cost of sales	257.4	299.5	538.6	607.4
Gross profit	143.4	167.0	296.4	341.9
Gross profit percentage	35.8%	35.8%	35.5%	36.0%
Selling, general and administrative expenses	75.8	92.0	162.9	182.9
Impairment of Goodwill and Intangible Asset	—	—	147.5	—
Research and development expenses	14.0	14.7	28.8	30.0
Restructuring costs	1.5	3.2	3.1	5.5
Income/(loss) from operations	52.1	57.1	(45.9)	123.5
Interest expense, net	18.8	18.6	36.2	38.4
Other non-operating expense, net	2.5	0.4	1.1	1.5
Income/(loss) before income taxes	30.8	38.1	(83.2)	83.6
Provision for income taxes	9.1	9.1	11.8	19.4
Net income/(loss)	$21.7	$29.0	$(95.0)	$64.2

Quarter Ended June 30, 2020 compared with Quarter Ended June 30, 2019

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Net sales	$400.8	$466.5	$(65.7)	(14.1)%

Net SalesThe decrease in net sales during the quarter ended June 30, 2020 is primarily due to the overall economic decline due to the effects of the COVID-19 pandemic, and a decline in sales in our oil and gas end market, as a result of the reduction in oil prices globally. Changes in foreign exchange had an unfavorable impact on net sales of $7.1 million, primarily driven by the Euro and Chinese Renminbi. This was partially offset by price which had a favorable impact of $3.2 million for the quarter ended June 30, 2020.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Gross profit	$143.4	$167.0	$(23.6)	(14.1)%
Gross profit as a percent of sales	35.8%	35.8%

Gross Profit Gross profit decreased during the quarter ended June 30, 2020, primarily due to the economic impact of the COVID-19 pandemic including a decrease in sales levels, costs associated with temporary shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. Changes in foreign exchange had an unfavorable impact on gross profit of $2.8 million, primarily driven by the Euro and Chinese Renminbi. We have taken actions to reduce our expenses and maximize near-term profitability; however, we expect our 2020 gross profit as a percentage of sales to decrease when compared to 2019.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Selling, general and administrative expense (“SG&A”)	$75.8	$92.0	$(16.2)	(17.6)%
SG&A as a percent of sales	18.9%	19.7%

Selling, general and administrative expenses The decrease in SG&A during the quarter ended June 30, 2020 was primarily due to cost reduction actions which began during the quarter ended March 31, 2020 and continued during the current quarter. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our overall SG&A costs. During the remainder of 2020 we expect our SG&A costs to increase as certain temporary cost reductions terminate.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Research and development expenses (“R&D”)	$14.0	$14.7	$(0.7)	(4.8)%

Research and development expense Research and development expenses decreased for the quarter ended June 30, 2020 when compared to the quarter ended June 30, 2019 primarily due to cost reduction actions which began during the quarter. The decrease is partially offset by the unfavorable impact of foreign exchange of $0.1 million, primarily driven by the Euro. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Restructuring costs	$1.5	$3.2	$(1.7)	(53.1)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur $10 - $15 million in restructuring expenses under the 2019 Plan over the next three years, primarily related to headcount reductions and plant consolidations. We achieved savings of $0.3 million during the quarter ended June 30, 2020 under the 2019 Altra Plan and estimate additional future savings during 2020 to be approximately $3.2 million.  The cost savings for the quarter ended June 30, 2020 were recognized as reductions in SG&A expense of approximately $0.3 million.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Interest expense, net	$18.8	$18.6	$0.2	1.1%

Interest expenseInterest expense increased for the quarter ended June 30, 2020 compared to the prior year period primarily due to the impact of the termination of our interest rate and cross currency interest rate swap agreements. As of June 30, 2020, the Company recorded approximately $2.2 million of non-cash interest expense related to the termination of the interest rate swap. This was partially offset by the impact of debt paydowns of approximately $110.0 million since the second quarter of 2019, and lower average interest rates.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2020	June 30, 2019	Change	%
Provision for income taxes	$9.1	$9.1	$—	0.0%
Provision for income taxes as a percent of income before income taxes	29.5%	23.9%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes increased for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019. The increase in the 2020 provision for income tax as a percent of income before income taxes is due to the impact of a $2.0 million of withholding tax paid as a result of a dividend from one of our foreign subsidiaries. We expect our provision for income taxes before discrete items to be approximately 21% to 23% for the full year 2020.

Year to Date Ended June 30, 2020 compared with Year to Date Ended June 30, 2019

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Net sales	$835.0	$949.3	$(114.3)	(12.0)%

Net SalesThe decrease in net sales during the year to date period ended June 30, 2020 is primarily due to a decline in sales in our oil and gas end market, as a result of the decline in oil prices globally, and the overall economic decline due to the effects of the COVID-19 pandemic. Changes in foreign exchange had an unfavorable impact on net sales of $14.2 million, primarily driven by the Euro and Chinese Renminbi. This was partially offset by price which had a favorable impact of $6.3 million for the year to date period ended June 30, 2020.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Gross profit	$296.4	$341.9	$(45.5)	(13.3)%
Gross profit as a percent of sales	35.5%	36.0%

Gross Profit Gross profit as a percentage of net sales decreased during the year to date period ended June 30, 2020, primarily due to the economic impact of the COVID-19 pandemic including a decrease in sales levels, costs associated with temporary shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. Changes in foreign exchange had an unfavorable impact on gross profit of $5.5 million, primarily driven by the Euro and Chinese Renminbi. We have taken actions to reduce our expenses and maximize near-term profitability; however, we expect our 2020 gross profit as a percentage of sales to decrease when compared to 2019.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Selling, general and administrative expense (“SG&A”)	$162.9	$182.9	$(20.0)	(10.9)%
SG&A as a percent of sales	19.5%	19.3%

Selling, general and administrative expenses The decrease in SG&A during the year to date period ended June 30, 2020 was primarily due to cost reduction actions which began during the quarter ended March 31, 2020 and continued during the current period. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our SG&A costs. However, due to the decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2020 we expect our SG&A costs to increase as certain temporary cost reductions terminate.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Research and development expenses (“R&D”)	$28.8	$30.0	$(1.2)	(4.0)%

Research and development expense Research and development expenses decreased for the year to date period ended June 30, 2020 when compared to the year to date period ended June 30, 2019. The decrease is mainly due to cost reduction actions which began during the year as a response to the COVID-19 pandemic partially offset by the unfavorable impact of foreign exchange of $0.3 million, primarily driven by the Euro. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Restructuring costs	$3.1	$5.5	$(2.4)	(43.6)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $10 - $15 million in restructuring expenses under the 2019 Plan over the next 3 years, primarily related to plant consolidation and headcount reductions. We achieved savings of $0.6 million during the year to date period June 30, 2020 under the 2019 Altra Plan and estimate additional future savings during 2020 to be approximately $3.2 million.  The cost savings for the year to date period ended June 30, 2020 were recognized as improvements in SG&A and Cost of Sales of approximately $0.4 million and $0.1 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Interest expense, net	$36.2	$38.4	$(2.2)	(5.7)%

Interest expenseInterest expense decreased for the year to date period ended June 30, 2020 compared to the prior year period primarily due to debt paydowns of approximately $160.0 million since the fourth quarter of 2018. We expect our interest expense in 2020 to decrease as a result of additional principal payments, resulting in lower average outstanding borrowings, as well as lower average interest rates. This will be partially offset by non-cash interest expense as a result of the termination of the interest rate swap. As of June 30, 2020, the Company recorded approximately $2.2 million of non-cash interest expense related to the termination of the interest rate swap.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2020	June 30, 2019	Change	%
Provision for income taxes	$11.8	$19.4	$(7.6)	(39.2)%
Provision for income taxes as a percent of income before income taxes	(14.2)%	23.2%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes decreased for the year to date period ended June 30, 2020 as compared to the year to date period ended June 30, 2019. The decrease in the 2020 provision for income tax as a percent of income before income taxes is due to the impact of the $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China. This was partially offset by the impact of a $2.8 million discrete item related to changes in tax rates for the JVS reporting unit in China, and the impact of $2.0 million of withholding tax paid as a result of a dividend from a foreign subsidiary. We expect our provision for income taxes before discrete items to be approximately 21% to 23% for the full year 2020.

Segment Performance.

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Sales:
Power Transmission Technologies	$196.3	$234.9	$413.0	$469.8
Automation & Specialty	205.8	233.3	424.4	482.4
Inter-segment eliminations	(1.3)	(1.7)	(2.4)	(2.9)
Net sales	$400.8	$466.5	$835.0	$949.3
(Loss)/Income from operations:
Segment earnings:
Power Transmission Technologies	$23.9	$31.9	$49.5	$60.8
Automation & Specialty	26.0	31.8	(92.6)	72.4
Corporate expenses (1)	3.7	(3.4)	0.3	(4.2)
Restructuring costs	(1.5)	(3.2)	(3.1)	(5.5)
(Loss)/Income from operations	$52.1	$57.1	$(45.9)	$123.5

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $196.3 million and $413.0 million in the quarter and year to date periods ended June 30, 2020, respectively. The decrease of approximately $38.6 million or 16%, and $56.8 million or 12% from the quarter and year to date periods ended June 30, 2019, respectively, is primarily due to the overall economic decline as a result of the COVID-19 pandemic and its impact on our turf and garden, agricultural, and oil and gas end markets.  In addition, changes in foreign exchange had an unfavorable impact on net sales of $3.6 million and $7.1 million, for the quarter and year to date periods ended June 30, 2020, respectively, primarily driven by the Euro and Chinese Renminbi. Income from operations for the quarter and year to date periods ended June 30, 2020 was $23.9 million, a decrease of 25%, and $49.5 million, a decrease of 18.5%, respectively, which is primarily driven by the decline in sales.

Automation & Specialty

Net sales in the Automation and Specialty segment were $205.8 million and $424.4 million in the quarter and year to date periods ended June 30, 2020, respectively. The decrease of approximately $27.5 million, or 11.7%, and $58.0 million, or 12% from the quarter and year to date periods ended June 30, 2019 is primarily due to the overall economic decline as a result of the COVID-19 pandemic, partially offset by modest growth in the class 8 heavy duty trucking end market, factory automation and the aerospace and defense end markets. In addition, changes in foreign exchange had an unfavorable impact on net sales of $3.5 million and $7.1 million, for the quarter and year to date periods ended June 30, 2020, respectively, primarily driven by the Euro and Chinese Renminbi. The Automation & Specialty segment had income from operations for the quarter ended June 30, 2020 of $26.0 million, a decrease of 18%, primarily driven by the sales decline. The Automation and Specialty segment had a loss from operations for the year to date period ended June 30, 2020, due to the non-cash impairment charge recorded at the JVS reporting unit during the quarter ended March 31, 2020. As a result of both the COVID-19 related economic downturn and its impact on the JVS reporting units anticipated financial results, the Company concluded that it was more likely than not that the JVS reporting unit’s carrying value exceeded its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible assets, during the quarter ended March 30, 2020. As a result, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for goodwill and indefinite-lived intangible assets, respectively, in the quarter ended March 31, 2020.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility. At June 30, 2020, we had the ability under the Altra Revolving Credit Facility (as defined herein) to borrow an additional $294.8 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.174% at June 30, 2020.

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27 2020 and May, 27, 2020 the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended June 30, 2020, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of June 30, 2020, the Company had $1,160.0 million outstanding on the Altra Credit Agreement.  As of June 30, 2020 and December 31, 2019, the Company had $5.2 million and $4.4 million in letters of credit outstanding, respectively. The Company had $294.8 million available to borrow under the Altra Credit Facilities at June 30, 2020.

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

Borrowings

The following is a summary of our borrowings as of June 30, 2020 and June 30, 2019, respectively:

	Amounts in millions
	June 30, 2020	June 30, 2019
Debt:
Term loan	$1,160.0	$1,270.0
Revolving Credit Facility	—	—
Notes	400.0	400.0
Mortgages and other	12.6	15.2
Finance leases	0.3	0.5
Total debt	$1,572.9	$1,685.7

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended June 30, 2020 and June 30, 2019, respectively:

	June 30, 2020	June 30, 2019	Change
Cash and cash equivalents at the beginning of the period	$167.3	$169.0	$(1.7)
Cash flows provided by operating activities	73.7	96.1	(22.4)
Cash flows provided by (used in) investing activities	38.9	(37.3)	76.2
Cash flows provided used in financing activities	(55.1)	(72.4)	17.3
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(1.8)	(2.9)
Cash and cash equivalents at the end of the period	$220.1	$153.6	$66.5

Cash Flows for 2020

Net cash provided by operating activities was approximately $73.7 million for the year to date period ended June 30, 2020. This was generated by a net loss of $95.0 million offset by the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, non-cash loss on foreign currency, the payment from interest rate swap hedge settlement of approximately $34.7 million and the non-cash impairment charge to goodwill and intangible assets which totaled approximately $188.6 million. This was partially offset by a use of cash from a net increase in assets and liabilities of approximately $19.9 million.

Net cash provided by investing activities for the year to date period ended June 30, 2020 increased approximately $76.2 million compared to the period ended June 30, 2019, primarily due to the cross currency interest rate swap settlement proceeds of approximately $56.2 million received during the second quarter of 2020.

Net cash used in financing activities for the year to date period ended June 30, 2020 as compared to the period ended June 30, 2019 decreased by $17.3 million, primarily as a result of the decrease in payments on the Term Loan Facility compared to the prior year.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of June 30, 2020 we have approximately $117.1 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. However, it is difficult to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic and any potential resulting impact to our cash flows.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. Since the beginning of the fiscal year, we have terminated our interest rate swap agreements and cross-currency interest rate swap agreements. However, there is no material change to our sensitivity analyses and other quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the reporting period, except as noted below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws of the Registrant

10.1(4)	Altra Industrial Motion Corp. Omnibus Incentive Plan, as amended and restated †

10.2*	Form of Altra Industrial Motion Corp.’ Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated †

10.3*	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan as amended and restated †

10.4*	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan as amended and restated †

10.5*	Form of Altra Industrial Motion Corp.’s Nonqualified Stock Option Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan as amended and restated †

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

†	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.
(2)	Incorporated by reference to Altra Industrial Motion Corp.’s (formerly known as Altra Holdings, Inc.) Amendment No. 4 to Registration Statement on Form S-1/A filed with the SEC on December 4, 2006.
(3)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.
(4)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement, filed with the Securities and Exchange Commission on March 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 24, 2020	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
July 24, 2020	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
July 24, 2020	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)