Form 10-Q
period 2020-09-30
Altra Industrial Motion Corp.
filed 2020-10-28
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 27, 2020, there were 64,714,022 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238.7	$167.3
Trade receivables, less allowance for credit losses of $5.7 and $5.1 million at September 30, 2020 and December 31, 2019, respectively	237.0	243.2
Inventories	219.2	222.5
Income tax receivable	13.6	5.2
Prepaid expenses and other current assets	35.4	29.1
Total current assets	743.9	667.3
Property, plant and equipment, net	336.7	354.4
Goodwill	1,563.4	1,694.9
Intangible assets, net	1,451.9	1,502.4
Deferred income taxes	1.0	3.0
Other non-current assets	9.2	25.1
Operating lease right of use assets	39.8	36.6
Total assets	$4,145.9	$4,283.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139.9	$154.7
Accrued payroll	63.1	58.3
Accruals and other current liabilities	77.4	82.0
Income tax payable	10.0	13.2
Current portion of long-term debt	16.5	18.0
Operating lease liabilities	12.7	13.5
Total current liabilities	319.6	339.7
Long-term debt - less current portion	1,476.9	1,563.8
Deferred income taxes	374.0	369.1
Pension liabilities	31.4	30.8
Long-term taxes payable	2.7	4.5
Other long-term liabilities	16.3	28.8
Operating lease liabilities, net of current portion	29.2	24.7
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 64,665,347 and 64,222,603 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	0.1	0.1
Additional paid-in capital	1,703.1	1,696.7
Retained earnings	242.3	315.4
Accumulated other comprehensive loss	(49.7)	(89.9)
Total stockholders’ equity	1,895.8	1,922.3
Total liabilities and stockholders’ equity	$4,145.9	$4,283.7

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$437.8	$442.9	$1,272.8	$1,392.2
Cost of sales	273.7	285.9	812.3	893.3
Gross profit	164.1	157.0	460.5	498.9
Operating expenses:
Selling, general and administrative expenses	82.5	87.9	245.4	270.8
Impairment of goodwill and intangible asset	—	—	147.5	—
Research and development expenses	13.8	14.4	42.6	44.4
Restructuring costs	2.4	6.2	5.5	11.7
	98.7	108.5	441.0	326.9
Income from operations	65.4	48.5	19.5	172.0
Other non-operating income and expense:
Interest expense, net	18.0	18.2	54.2	56.6
Other non-operating expense/(income), net	(0.3)	(0.4)	0.8	1.1
	17.7	17.8	55.0	57.7
Income/(Loss) before income taxes	47.7	30.7	(35.5)	114.3
Provision for income taxes	9.4	5.0	21.2	24.4
Net income/(loss)	$38.3	$25.7	$(56.7)	$89.9
Weighted average shares, basic	64.6	64.4	64.6	64.3
Weighted average shares, diluted	64.9	64.6	64.6	64.5
Net income/(loss) per share:
Basic	$0.59	$0.40	$(0.88)	$1.40
Diluted	$0.59	$0.40	$(0.88)	$1.39
Cash dividend declared per share	$0.04	$0.17	$0.25	$0.51

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income/(loss)	$38.3	$25.7	$(56.7)	$89.9
Other Comprehensive income:
Foreign currency translation adjustment	47.6	(58.7)	16.5	(66.3)
Change in pension liability adjustment	0.2	—	0.1	(0.3)
Non-cash amortization of interest rate swap expense, net of tax	2.6	—	4.3	—
Change in fair value of derivative financial instruments, net of tax	—	25.5	19.3	23.0
Total other comprehensive income/(loss):	50.4	(33.2)	40.2	(43.6)
Comprehensive income/(loss)	$88.7	$(7.5)	$(16.5)	$46.3

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Year to Date Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(56.7)	$89.9
Adjustments to reconcile net income to net operating cash flows:
Depreciation	44.2	43.5
Amortization of intangible assets	52.3	52.9
Amortization of deferred financing costs	3.4	3.8
Loss on foreign currency, net	(1.2)	(0.5)
Accretion of debt discount	0.4	—
Non-cash amortization of interest rate swap expense	5.6	—
Impairment of goodwill and intangible asset	147.5	—
Payment for interest rate swap settlement	(34.7)	—
Loss on disposal and other	—	0.2
Stock-based compensation	10.3	10.1
Changes in assets and liabilities:
Trade receivables	7.9	10.2
Inventories	4.3	(3.7)
Accounts payable, accrued payroll, accruals and current liabilities	(2.7)	(15.3)
Other current assets and liabilities	(23.2)	(10.3)
Other operating assets and liabilities	4.4	(0.4)
Net cash provided by operating activities	161.8	180.4
Cash flows from investing activities
Purchase of property, plant and equipment	(24.3)	(36.9)
A&S acquisition purchase price adjustment	(1.9)	(13.5)
Proceeds from sale of building	—	0.4
Proceeds from cross currency interest rate swap settlement	56.2	—
Net cash provided by (used in) investing activities	30.0	(50.0)
Cash flows from financing activities
Borrowing under Revolving Credit Facility	100.0	—
Payments on Revolving Credit Facility	(100.0)	—
Payments on Term Loan Facility	(90.0)	(90.0)
Dividend payments	(24.9)	(33.1)
Net payments on financing leases, mortgages, and other obligations	(0.3)	(0.9)
Net proceeds/(payments) from China debt	(1.1)	2.1
Shares surrendered for tax withholding	(3.9)	(3.9)
Net cash used in financing activities	(120.2)	(125.8)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(5.6)
Net change in cash and cash equivalents	71.4	(1.0)
Cash and cash equivalents at beginning of period	167.3	169.0
Cash and cash equivalents at end of period	$238.7	$168.0
Cash paid during the period for:
Interest paid on borrowings	$38.8	$33.8
Income taxes paid	$43.5	$37.1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.5	6.4	—	—	6.4
Net loss	—	—	—	(56.7)	—	(56.7)
Dividends declared, $0.25 per share	—	—	—	(16.4)	—	(16.4)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	19.3	19.3
Non-cash amortization of interest rate swap expense, net of tax					4.3	4.3
Minimum pension adjustment, net of tax	—	—	—	—	0.1	0.1
Cumulative foreign currency translation adjustment	—	—	—	—	16.5	16.5
Balance at September 30, 2020	$0.1	64.7	$1,703.1	$242.3	$(49.7)	$1,895.8
Balance at June 30, 2020	$0.1	64.6	$1,701.8	$206.7	$(100.1)	$1,808.5
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	1.3	—	—	1.3
Net income	—	—	—	38.3	—	38.3
Dividends declared, $0.04 per share	—	—	—	(2.7)	—	(2.7)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	—	—
Non-cash amortization of interest rate swap expense, net of tax					2.6	2.6
Minimum pension adjustment, net of tax	—	—	—	—	0.2	0.2
Cumulative foreign currency translation adjustment	—	—	—	—	47.6	47.6
Balance at September 30, 2020	$0.1	64.7	$1,703.1	$242.3	$(49.7)	$1,895.8

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.3	6.2	—	—	6.2
Net income	—	—	—	89.9	—	89.9
Dividends declared, $0.51 per share	—	—	—	(33.2)	—	(33.2)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	23.0	23.0
Minimum pension adjustment, net of tax	—	—	—	—	(0.3)	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	(66.3)	(66.3)
Balance at September 30, 2019	$0.1	64.5	$1,693.3	$289.3	$(115.2)	$1,867.5
Balance at June 30, 2019	$0.1	64.3	$1,691.8	$274.5	$(82.0)	$1,884.4
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.2	1.5	—	—	1.5
Net income	—	—	—	25.7	—	25.7
Dividends declared, $0.17 per share	—	—	—	(10.9)	—	(10.9)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	25.5	25.5
Minimum pension adjustment, net of tax	—	—	—	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	(58.7)	(58.7)
Balance at September 30, 2019	$0.1	64.5	$1,693.3	$289.3	$(115.2)	$1,867.5

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides relief from certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The relief provided by this ASU is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of the adoption of this standard on the Company.

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

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Sales:
Power Transmission Technologies	$197.7	$218.7	$610.7	$688.6
Automation & Specialty	240.8	224.8	665.2	707.2
Inter-segment eliminations	(0.7)	(0.6)	(3.1)	(3.6)
Net sales	$437.8	$442.9	$1,272.8	$1,392.2

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America (primarily U.S.)	$230.2	$251.5	$681.3	$794.3
Europe excluding Germany	68.8	72.1	214.9	233.8
Germany	44.1	54.9	140.7	173.9
China	56.5	35.1	150.1	105.8
Asia and other (excluding China)	38.2	29.3	85.8	84.4
Total	$437.8	$442.9	$1,272.8	$1,392.2

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

The opening and closing balances of the Company’s contract liability and accounts receivable as of the year to date period ended September 30, 2020 are as follows:

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2020	$8.4	$243.2
Closing - September 30, 2020	11.2	237.0
Increase/(Decrease)	$2.8	$(6.2)

	Deferred Revenue (Current)	Accounts Receivable
Beginning - January 1, 2019	$7.4	$259.8
Closing - September 30, 2019	10.6	244.3
Increase/(Decrease)	$3.2	$(15.5)

In the nine-month period ended September 30, 2020, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2020.

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

The carrying values of financial instruments, including cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value. Debt under the Altra Credit Agreement (as defined herein) is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying amount of the Altra Term Loan Facility was $1,100.0 million and the estimated fair value of the Altra Term Loan Facility was $1,071.1 million at September 30, 2020. There is currently no debt under the Altra Revolving Credit Facility. Further, the Altra Credit Agreement was negotiated in October 2018 and there have not been any significant changes in our credit rating. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $425.0 million at September 30, 2020.

6. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, June 30, 2020	$18.0	$(1.6)	$(116.5)	$(100.1)
Other Comprehensive Income (Loss) before reclassification	—	0.2	47.6	47.8
Reclassification out of Other Comprehensive Income (Loss)	2.6	—	—	2.6
Net current-period Other Comprehensive Income (Loss)	2.6	0.2	47.6	50.4
Accumulated Other Comprehensive (Loss) by Component, September 30, 2020	$20.6	$(1.4)	$(68.9)	$(49.7)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2020	$(3.0)	$(1.5)	$(85.4)	$(89.9)
Other Comprehensive Income (Loss) before reclassification	19.9	0.1	16.5	36.5
Reclassification out of Other Comprehensive Income (Loss)	3.7	—	—	3.7
Net current-period Other Comprehensive Income (Loss)	23.6	0.1	16.5	40.2
Accumulated Other Comprehensive (Loss) by Component, September 30, 2020	$20.6	$(1.4)	$(68.9)	$(49.7)

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, June 30, 2019	$(15.4)	$(0.5)	$(66.1)	$(82.0)
Other Comprehensive Income (Loss) before reclassfication	27.9	—	(58.7)	(30.8)
Reclassification out of Other Comprehensive Income (Loss)	(2.4)	—	—	(2.4)
Net current-period Other Comprehensive Income (Loss)	25.5	—	(58.7)	(33.2)
Accumulated Other Comprehensive (Loss) by Component, September 30, 2019	$10.1	$(0.5)	$(124.8)	$(115.2)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2019	$(12.9)	$(0.2)	$(58.5)	$(71.6)
Other Comprehensive Income (Loss) before reclassfication	30.4	(0.3)	(66.3)	(36.2)
Reclassification out of Other Comprehensive Income (Loss)	(7.4)	—	—	(7.4)
Net current-period Other Comprehensive Income (Loss)	23.0	(0.3)	(66.3)	(43.6)
Accumulated Other Comprehensive (Loss) by Component, September 30, 2019	$10.1	$(0.5)	$(124.8)	$(115.2)

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income/(loss)	$38.3	$25.7	$(56.7)	$89.9
Shares used in net income per common share - basic	64.6	64.4	64.6	64.3
Incremental shares of unvested restricted common stock	0.3	0.2	—	0.2
Shares used in net income per common share - diluted	64.9	64.6	64.6	64.5
Shares excluded as their inclusion would be anti-dilutive	—	—	0.1	—
Earnings/(Loss) per share:
Basic net income	$0.59	$0.40	$(0.88)	$1.40
Diluted net income	$0.59	$0.40	$(0.88)	$1.39

8. Inventories

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$102.0	$104.2
Work in process	23.0	22.4
Finished goods	94.2	95.9
	$219.2	$222.5

9. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in fourth quarter of each year, unless events occur which trigger the need for an interim impairment review.  The 2019 annual goodwill impairment review indicated that the JVS reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Key assumptions developed by management and used in the interim quantitative analysis included the following:

•	Near-term revenue declines in 2020;

•	Adjusted profit margins over the projection period, due to revenue adjustments and maintained investment in the business

•	Market-based discount rates; and

•	Reduced EBITDA multiple, due to current market conditions.

During the third quarter of 2020, the Company again considered the economic impact of the COVID-19 pandemic on the reporting units and determined there was no triggering event to further evaluate for potential impairment.  For all reporting units, the Company concluded that it was more likely than not that their fair value continued to exceed their carrying value as of September 30, 2020. However, depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Changes in goodwill from January 1, 2020 through September 30, 2020 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Net goodwill balance January 1, 2020	$410.1	$1,284.8	$1,694.9
Goodwill impairment charge	—	(139.1)	(139.1)
Impact of changes in foreign currency	4.4	3.2	7.6
Net goodwill balance September 30, 2020	$414.5	$1,148.9	$1,563.4

Other intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$254.1	$—	$254.1	$260.0	$—	$260.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,197.0	176.1	1,020.9	1,187.7	137.8	1,049.9
Product technology and patents	210.5	49.6	160.9	210.0	33.5	176.5
Total intangible assets	$1,677.6	$225.7	$1,451.9	$1,673.7	$171.3	$1,502.4

(1)	The change in Cost of Tradenames and trademarks is a result of the $8.4 million impairment charge in the quarter-end March 31, 2020 related to the JVS reporting unit.

The Company recorded $17.5 million and $17.6 million of amortization expense in the quarters ended September 30, 2020 and 2019, respectively; and, recorded $52.3 million and $52.9 million of amortization expense in the year to date periods ended September 30, 2020 and 2019, respectively.

The estimated amortization expense for intangible assets is approximately $18.4 million for the remainder of 2020, $70.7 million in each of the next four years and then $880.6 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Balance at beginning of period	$10.0	$9.4
Accrued current period warranty expense	2.7	2.7
Payments and adjustments	(2.9)	(2.7)
Balance at end of period	$9.8	$9.4

11. Debt

Outstanding debt obligations at September 30, 2020 and December 31, 2019 were as follows.

	September 30, 2020	December 31, 2019
Debt:
Term loan	$1,100.0	$1,190.0
Revolving Credit Facility	—	—
Notes	400.0	400.0
Mortgages and other	12.4	13.5
Finance leases	0.3	0.5
Total gross debt	1,512.7	1,604.0
Less: debt discount and deferred financing costs	(19.3)	(22.2)
Total debt, net of debt discount and deferred financing costs	1,493.4	1,581.8
Less: current portion of long-term debt	(16.5)	(18.0)
Total long-term debt, net of unaccreted discount	$1,476.9	$1,563.8

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility was 2.146% at September 30, 2020.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020 the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended September 30, 2020, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of September 30, 2020, the Company had $1,100.0 million outstanding on the Altra Credit Agreement.  As of September 30, 2020 and December 31, 2019, the Company had $5.2 million and $4.4 million in letters of credit outstanding, respectively. The Company had $294.8 million available to borrow under the Altra Credit Facilities at September 30, 2020.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.3 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of September 30, 2020 and December 31, 2019, there were 64,665,347 and 64,222,603 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at September 30, 2020 or December 31, 2019.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 4.4 million as of September 30, 2020.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended September 30, 2020 and 2019 was $3.2 million and $3.2 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date period ended September 30, 2020 and 2019 was $10.3 million and $10.1 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period.

The following tables set forth the activity of the Company’s restricted stock grants and stock options to date (amounts in thousands):

	Shares	Weighted- average fair value
Shares unvested January 1, 2020	786.3	$35.69
Shares granted	329.2	35.55
Shares for which restrictions lapsed	(331.1)	37.26
Shares unvested September 30, 2020	784.4	$34.62

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Shares	Weighted- average fair value
Options unvested January 1, 2020	271.7	$30.65
Options granted	214.5	34.78
Options exercised	(2.0)	30.65
Options forfeited	(16.4)	32.81
Options outstanding September 30, 2020	467.8	$32.47
Quantity ending exercisable balance	168.7	$31.78

Total remaining unrecognized compensation cost is approximately $21.7 million as of September 30, 2020, and will be recognized over a weighted average remaining period of three years. The intrinsic value of these awards, as of September 30, 2020, was $31.1 million. Grant date fair value is based on the quoted price of the stock on the date of grant.

13. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The expenses for the year to date period ended September 30, 2020 were approximately $0.5 million and were composed of severance and other restructuring costs. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur approximately $5 - $10 million in restructuring expenses under the 2019 Altra Plan over the next three years, primarily related to headcount reductions and plant consolidations. The expenses for the quarter and year to date period ended September 30, 2020 were $2.4 million and $5.0 million, respectively, and were composed of severance and consolidation costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2020 and September 30, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.2	1.4	1.6
Cash payments	(0.4)	(1.4)	(1.8)
Balance at March 31, 2020	1.3	2.6	3.9
Restructuring expense incurred	0.3	1.2	1.5
Cash payments	(0.6)	(1.1)	(1.7)
Balance at June 30, 2020	1.0	2.7	3.7
Restructuring expense incurred	—	2.4	2.4
Cash payments	(0.2)	(2.9)	(3.1)
Balance at September 30, 2020	$0.8	$2.2	$3.0

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconcilation of the accrued restructuring costs between January 1, 2019 and September 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$2.0	$—	$2.0
Restructuring expense incurred	1.0	1.3	2.3
Cash payments	(1.5)	(0.5)	(2.0)
Balance at March 31, 2019	1.5	0.8	2.3
Restructuring expense incurred	1.8	1.4	3.2
Cash payments	(2.0)	(0.7)	(2.7)
Balance at June 30, 2019	1.3	1.5	2.8
Restructuring expense incurred	2.3	3.9	6.2
Cash payments	(1.3)	(1.7)	(3.0)
Balance at September 30, 2019	$2.3	$3.7	$6.0

The following is a reconciliation of restructuring expense by segment for the quarter to date ended September 30, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$2.0	$2.0
Automation & Specialty	—	0.4	0.4
Total restructuring expense	$—	$2.4	$2.4

The following is a reconciliation of restructuring expense by segment for the quarter to date ended September 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$2.3	$0.6	$2.9
Automation & Specialty	—	3.3	3.3
Total restructuring expense	$2.3	$3.9	$6.2

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$2.6	$3.1
Automation & Specialty	—	2.4	2.4
Total restructuring expense	$0.5	$5.0	$5.5

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$5.1	$0.7	$5.8
Automation & Specialty	—	5.9	5.9
Total restructuring expense	$5.1	$6.6	$11.7

The total accrued restructuring reserve as of September 30, 2020, and as of September 30, 2019 relate primarily to severance and consolidation costs under the 2017 Altra Plan and the 2019 Altra Plan and are recorded in accruals and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Sales:
Power Transmission Technologies	$197.7	$218.7	$610.7	$688.6
Automation & Specialty	240.8	224.8	665.2	707.2
Inter-segment eliminations	(0.7)	(0.6)	(3.1)	(3.6)
Net sales	$437.8	$442.9	$1,272.8	$1,392.2
Income/(loss) from operations:
Segment earnings:
Power Transmission Technologies	$23.5	$26.3	$73.0	$87.1
Automation & Specialty	44.6	29.7	(48.0)	102.1
Corporate expenses (1)	(0.3)	(1.3)	—	(5.5)
Restructuring costs	(2.4)	(6.2)	(5.5)	(11.7)
Income/(loss) from operations	$65.4	$48.5	$19.5	$172.0
Other non-operating expense:
Net interest expense	18.0	18.2	54.2	56.6
Other non-operating expense, net	(0.3)	(0.4)	0.8	1.1
Total non-operating expense	$17.7	$17.8	$55.0	$57.7
Income/(loss) before income taxes	47.7	30.7	(35.5)	114.3
Provision for income taxes	9.4	5.0	21.2	24.4
Net income/(loss)	$38.3	$25.7	$(56.7)	$89.9

(1)

Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Depreciation and amortization:
Power Transmission Technologies	$8.2	$8.3	$24.6	$25.0
Automation & Specialty	23.3	23.2	69.4	69.4
Corporate	0.9	0.6	2.5	2.0
Total depreciation and amortization	$32.4	$32.1	$96.5	$96.4

			September 30, 2020	September 30, 2019
Total assets:
Power Transmission Technologies			$1,054.2	$1,064.7
Automation & Specialty			2,956.0	3,085.6
Corporate (2)			135.7	143.4
Total assets			$4,145.9	$4,293.7

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America (primarily U.S.)	$230.2	$251.5	$681.3	$794.3
Europe excluding Germany	68.8	72.1	214.9	233.8
Germany	44.1	54.9	140.7	173.9
China	56.5	35.1	150.1	105.8
Asia and other (excluding China)	38.2	29.3	85.8	84.4
Total	$437.8	$442.9	$1,272.8	$1,392.2

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. Through the date of the termination of the cross-currency interest rate swaps, the Company recorded a gain in AOCIL of approximately $31.3 million, net of $9.9 million of tax, compared to $19.8 million, net of $3.6 million of tax, during the year to date period ended September 30, 2020, and year to date period ended December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Description (in millions)	Gain/(Loss) Recognized in AOCI
Cross currency swap agreements, net of tax	$31.3	$19.8

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

During the second quarter of 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. Through the date of the termination of the interest rate swap, the Company recorded a loss in AOCIL of approximately $11.9 million, net of $3.8 million of tax benefit, compared to $9.8 million, net of $1.7 million of tax benefit, during the year to date period ended September 30, 2020, and year to date period ended December 31, 2019, respectively. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company reclassified approximately $3.4 million and $0.9 million of AOCIL into interest expense for the quarters ended September 30, 2020 and September 30, 2019, respectively. The Company reclassified $8.2 million and $1.9 million of AOCIL into interest expense for the year to date periods ended September 30, 2020 and September 30, 2019, respectively. Approximately $3.4 million and $5.6 million of the AOCIL reclassified to interest expense for the quarter and year to date period ended September 30, 2020, respectively, represents non-cash amortization due to the termination of the interest rate swap.

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

	Balance Sheet Location	September 30, 2020	December 31, 2019
Designated as hedging instruments:
Cross currency swap agreements	Other long-term (assets)	$—	$(15.0)
Interest rate swap agreement	Other long-term (assets)	—	(0.0)
Interest rate swap agreement	Other long-term liabilities	—	19.0
		$—	$4.0

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of September 30, 2020 or December 31, 2019.

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

17. Subsequent Events

On October 21, 2020 the Company declared a dividend of $0.06 per share for the quarter ended December 31, 2020 , payable on January 5, 2021 to stockholders of record as of December 18, 2020.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general.  During the quarter ended September 30, 2020, we experienced greater than expected demand strength in certain of our end markets including the Class 8 truck market in China, the medical market, and the renewable energy market.  Moreover, our aggressive cost-reduction actions led to strong profitability and cash flow generation, as well as effective debt reduction.

The COVID-19 pandemic continues to affect the global economy and business environment.  In the third quarter, the Company’s Pandemic Response Team continued to identify and assess risks and develop countermeasures following guidance from national, state and local governmental and health authorities.  In addition, the Company’s Business Continuity Task Force continued to work to ensure continuity of supply for its customers.  During the third quarter, Altra experienced minimal supply chain disruption and all material manufacturing facilities continued to be operational.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as otherwise noted below, there have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended September 30, 2020.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review.  The 2019 annual goodwill impairment review indicated that the JVS reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

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

During the third quarter of 2020, the Company again considered the economic impact of the COVID-19 pandemic on the reporting units and determined there was no triggering event.  For all reporting units, the Company concluded that it was more likely than not that their fair value continued to exceed their carrying value as of September 30, 2020. However, depending on its duration and the severity of its economic impact, the COVID-19 pandemic may trigger additional interim impairment reviews in future periods.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Altra has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2020.

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

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$437.8	$442.9	$1,272.8	$1,392.2
Cost of sales	273.7	285.9	812.3	893.3
Gross profit	164.1	157.0	460.5	498.9
Gross profit percentage	37.5%	35.4%	36.2%	35.8%
Selling, general and administrative expenses	82.5	87.9	245.4	270.8
Impairment of Goodwill and Intangible Asset	—	—	147.5	—
Research and development expenses	13.8	14.4	42.6	44.4
Restructuring costs	2.4	6.2	5.5	11.7
Income from operations	65.4	48.5	19.5	172.0
Interest expense, net	18.0	18.2	54.2	56.6
Other non-operating expense/(income), net	(0.3)	(0.4)	0.8	1.1
Income/(loss) before income taxes	47.7	30.7	(35.5)	114.3
Provision for income taxes	9.4	5.0	21.2	24.4
Net income/(loss)	$38.3	$25.7	$(56.7)	$89.9

Quarter Ended September 30, 2020 compared with Quarter Ended September 30, 2019

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Net sales	$437.8	$442.9	$(5.1)	(1.2)%

Net SalesThe decrease in net sales during the quarter ended September 30, 2020 is primarily due to the overall economic decline due to the effects of the COVID-19 pandemic, and a decline in sales in our oil and gas end market, as a result of the reduction in oil prices globally. Foreign exchange had a favorable impact on net sales of $5.4 million, primarily driven by the Euro. The decrease in sales was partially offset by strength in China, primarily in the heavy-duty truck and wind end markets. The decrease in sales was also partially offset by price which had a favorable impact of $4.7 million for the quarter ended September 30, 2020.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Gross profit	$164.1	$157.0	$7.1	4.5%
Gross profit as a percent of sales	37.5%	35.4%

Gross Profit Gross profit increased during the quarter ended September 30, 2020, primarily due to a recovery in the heavy duty class 8 truck and renewable energy end markets in China, and the favorable impact from price of $4.7 million. Changes in foreign exchange had a favorable impact on gross profit of $2.0 million, primarily driven by the Euro. These increases were partially offset by the economic impact of the COVID-19 pandemic including a decrease in sales levels, costs associated with temporary shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. We have taken actions to reduce our expenses and maximize near-term profitability, and despite the increase in the third quarter, we continue to expect our 2020 gross profit as a percentage of sales to decrease when compared to 2019.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Selling, general and administrative expense (“SG&A”)	$82.5	$87.9	$(5.4)	(6.1)%
SG&A as a percent of sales	18.8%	19.8%

Selling, general and administrative expenses The decrease in SG&A during the quarter ended September 30, 2020, when compared to the quarter ended September 30, 2019 was primarily due to cost reduction actions which began during the quarter ended March 31, 2020 and continued during the current quarter. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our overall SG&A costs. Although we do expect our SG&A costs to increase as certain temporary cost reductions terminate, due to ongoing uncertainty as a result of the COVID-19 pandemic, we are not able to anticipate whether any of these costs will increase in the remainder of 2020.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Research and development expenses (“R&D”)	$13.8	$14.4	$(0.6)	(4.2)%

Research and development expense Research and development expenses decreased for the quarter ended September 30, 2020 when compared to the quarter ended September 30, 2019 primarily due to cost reduction actions which began during the quarter ended March 31, 2020. The decrease is partially offset by the unfavorable impact of foreign exchange of $0.3 million, primarily driven by the Euro. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Restructuring costs	$2.4	$6.2	$(3.8)	(61.3)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur $5 - $10 million in restructuring expenses under the 2019 Plan over the next three years, primarily related to headcount reductions and plant consolidations. We achieved savings of $0.3 million during the quarter ended September 30, 2020 under the 2019 Altra Plan and estimate additional future savings during 2020 to be approximately $1.8 million.  The cost savings for the quarter ended September 30, 2020 were recognized as reductions in SG&A and Cost of Sales of approximately $0.2 million and $0.1 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Interest expense, net	$18.0	$18.2	$(0.2)	(1.1)%

Interest expenseInterest expense decreased for the quarter ended September 30, 2020 compared to the prior year period primarily due to the impact of debt paydowns of approximately $60.0 million, and lower average interest rates. This was partially offset by approximately $3.4 million of non-cash interest expense related to the termination of the interest rate swap.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2020	September 30, 2019	Change	%
Provision for income taxes	$9.4	$5.0	$4.4	88.0%
Provision for income taxes as a percent of income before income taxes	19.7%	16.3%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes increased for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019. The increase in the 2020 provision for income tax as a percent of income before income taxes is due to the impact of $3.1 million of withholding tax paid as a result of dividends from two of our foreign subsidiaries. This was partially offset by a $1.8 million tax benefit as a result of changes in Global Intangible Low-Taxed Income (“GILTI”) tax expense recorded in prior periods due to updated legislation. We expect our provision for income taxes before discrete items to be approximately 21% to 23% for the full year 2020.

Year to Date Ended September 30, 2020 compared with Year to Date Ended September 30, 2019

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Net sales	$1,272.8	$1,392.2	$(119.4)	(8.6)%

Net SalesThe decrease in net sales during the year to date period ended September 30, 2020 is primarily due to a decline in sales in our oil and gas end market as a result of the decline in oil prices globally, and the overall economic decline due to the effects of the COVID-19 pandemic. Changes in foreign exchange had an unfavorable impact on net sales of $8.8 million, primarily driven by the Euro, Indian Rupee and Chinese Renminbi. This was partially offset by increased sales in China, primarily in the heavy duty truck and wind end markets, and price which had a favorable impact of $11.0 million for the year to date period ended September 30, 2020.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Gross profit	$460.5	$498.9	$(38.4)	(7.7)%
Gross profit as a percent of sales	36.2%	35.8%

Gross Profit Gross profit as a percentage of net sales increased during the year to date period ended September 30, 2020, primarily due to cost reduction actions taken in response to the economic impact of the COVID-19 pandemic which began during the quarter ended March 31, 2020, and the recovery in the heavy duty class 8 truck and renewable energy end markets in China. In addition, price had a favorable impact of $11.1 million. The increases were partially offset by the economic impact of the COVID-19 pandemic including a decrease in sales levels, costs associated with temporary shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. Changes in foreign exchange had an unfavorable impact on gross profit of $3.5 million, primarily driven by the Euro, Indian Rupee and Chinese Renminbi. We have taken actions to reduce our expenses and maximize near-term profitability; however, we continue to expect our 2020 gross profit as a percentage of sales to decrease when compared to 2019.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Selling, general and administrative expense (“SG&A”)	$245.4	$270.8	$(25.4)	(9.4)%
SG&A as a percent of sales	19.3%	19.5%

Selling, general and administrative expenses The decrease in SG&A during the year to date period ended September 30, 2020 was primarily due to cost reduction actions which began during the quarter ended March 31, 2020 and continued during the current period. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our SG&A costs. However, due to the decrease in sales, SG&A as a percent of sales increased despite our cost reductions. Although we do expect our SG&A costs to increase as certain temporary cost reductions terminate, due to the ongoing uncertainty due to the COVID-19 pandemic, we are not able to anticipate whether any of these costs will increase in the remainder of 2020.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Research and development expenses (“R&D”)	$42.6	$44.4	$(1.8)	(4.1)%

Research and development expense Research and development expenses decreased for the year to date period ended September 30, 2020 when compared to the year to date period ended September 30, 2019. The decrease is mainly due to cost reduction actions which began during the year as a response to the COVID-19 pandemic. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Restructuring costs	$5.5	$11.7	$(6.2)	(53.0)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur $5 - $10 million in restructuring expenses under the 2019 Plan over the next 3 years, primarily related to plant consolidation and headcount reductions. We achieved savings of $0.8 million during the year to date period September 30, 2020 under the 2019 Altra Plan and estimate additional future savings during 2020 to be approximately $1.8 million.  The cost savings for the year to date period ended September 30, 2020 were recognized as improvements in SG&A and Cost of Sales of approximately $0.7 million and $0.1 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Interest expense, net	$54.2	$56.6	$(2.4)	(4.2)%

Interest expenseInterest expense decreased for the year to date period ended September 30, 2020 compared to the prior year period primarily due to debt paydowns of approximately $130.0 million since the fourth quarter of 2019. We expect our interest expense in 2020 to decrease as a result of additional principal payments, resulting in lower average outstanding borrowings, as well as lower average interest rates. This will be partially offset by non-cash interest expense as a result of the termination of the interest rate swap. As of September 30, 2020, the Company recorded approximately $5.6 million of non-cash interest expense related to the termination of the interest rate swap.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2020	September 30, 2019	Change	%
Provision for income taxes	$21.2	$24.4	$(3.2)	(13.1)%
Provision for income taxes as a percent of income before income taxes	(59.7)%	21.3%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes decreased for the year to date period ended September 30, 2020 as compared to the year to date period ended September 30, 2019. The decrease in the 2020 provision for income tax as a percent of income before income taxes is due to the one time impact of the $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China  and the additional tax benefit of $3.7 million as a result of changes in GILTI tax expense recorded in prior periods due to updated legislation. The Company also recognized discrete tax benefit related to changes in tax rates for the JVS reporting unit in China, and the impact of $5.1 million of withholding tax paid as a result of a dividend from two foreign subsidiaries. We expect our provision for income taxes before discrete items to be approximately 21% to 23% for the full year 2020.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Sales:
Power Transmission Technologies	$197.7	$218.7	$610.7	$688.6
Automation & Specialty	240.8	224.8	665.2	707.2
Inter-segment eliminations	(0.7)	(0.6)	(3.1)	(3.6)
Net sales	$437.8	$442.9	$1,272.8	$1,392.2
(Loss)/Income from operations:
Segment earnings:
Power Transmission Technologies	$23.5	$26.3	$73.0	$87.1
Automation & Specialty	44.6	29.7	(48.0)	102.1
Corporate expenses (1)	(0.3)	(1.3)	—	(5.5)
Restructuring costs	(2.4)	(6.2)	(5.5)	(11.7)
(Loss)/Income from operations	$65.4	$48.5	$19.5	$172.0

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $197.7 million and $610.7 million in the quarter and year to date periods ended September 30, 2020, respectively. The decrease of approximately $21.0 million or 9.6%, and $77.9 million or 11.3% from the quarter and year to date periods ended September 30, 2019, respectively, is primarily due to the overall economic decline as a result of the COVID-19 pandemic and its impact on our turf and garden, agricultural, and oil and gas end markets. The decline in net sales was partially offset by strength in our renewable energy end market in China.  In addition, changes in foreign exchange for the quarter ended September 30, 2020 had a favorable impact on net sales of $3.7 million, primarily driven by the Euro. However, for the year to date period September 30, 2020, changes in foreign exchange had an unfavorable impact  of $3.4 million, primarily driven by the Euro and Chinese Renminbi. Price had a favorable impact on net sales for the quarter and year to date period ended September 30, 2020 of $2.4 million and $6.7 million, respectively. Income from operations for the quarter and year to date periods ended September 30, 2020 was $23.5 million, a decrease of 10.6%, and $73 million, a decrease of 16.2%, respectively, which is primarily driven by the decline in sales.

Automation & Specialty

Net sales in the Automation and Specialty segment were $240.8 million and $665.2 million in the quarter and year to date periods ended September 30, 2020, respectively. The increase for the quarter ended September 30, 2020 of approximately $16.0 million, or 7.1%, was primarily due to the recovery in the heavy-duty class 8 truck market in China. In addition, changes in foreign exchange for the quarter ended September 30, 2020 had a favorable impact of $2.0 million, primarily driven by the Euro. The decrease for the year to date period ended September 30, 2020 of $42.0 million, or 5.9%, is primarily due to the  economic decline as a result of the COVID-19 pandemic, partially offset by modest growth in the class 8 heavy duty trucking end market, factory automation, aerospace and defense, and COVID-19 related medical end markets. In addition, despite being favorable for the quarter ended September 30, 2020, overall changes in foreign exchange had an unfavorable impact on net sales of $5.4 million for the year to date period ended September 30, 2020, primarily driven by the Euro, Indian Rupee and Chinese Renminbi. Price had a favorable impact on net sales for the quarter and year to date period ended September 30, 2020 of $2.3 million and $4.4 million, respectively. The Automation & Specialty segment had income from operations for the quarter ended September 30, 2020 of $44.6 million, an increase of $14.9 million, or 50.2%, primarily driven by the increase in sales. The Automation and Specialty segment had a loss from operations for the year to date period ended September 30, 2020, due to the non-cash impairment charge recorded at the JVS reporting unit during the quarter ended March 31, 2020. As a result of both the COVID-19 related economic downturn and its impact on the JVS reporting units anticipated financial results, the Company concluded that it was more likely than not that the JVS reporting unit’s carrying value exceeded its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible assets, during the quarter ended March 30, 2020. As a result, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for goodwill and indefinite-lived intangible assets, respectively, in the quarter ended March 31, 2020.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility (as defined herein). At September 30, 2020, we had the ability under the Altra Revolving Credit Facility to borrow an additional $294.8 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities , to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. It is difficult, however, to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic but we have taken several proactive measures to protect our balance sheet and strengthen our liquidity position, as discussed above under “Business Outlook.”

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.146% at September 30, 2020.

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020 the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended September 30, 2020, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of September 30, 2020, the Company had $1,100.0 million outstanding on the Altra Credit Agreement.  As of September 30, 2020 and December 31, 2019, the Company had $5.2 million and $4.4 million in letters of credit outstanding, respectively. The Company had $294.8 million available to borrow under the Altra Credit Facilities at September 30, 2020.

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

Borrowings

The following is a summary of our borrowings as of September 30, 2020 and September 30, 2019, respectively:

	Amounts in millions
	September 30, 2020	September 30, 2019
Debt:
Term loan	$1,100.0	$1,230.0
Revolving Credit Facility	—	—
Notes	400.0	400.0
Mortgages and other	12.4	14.1
Finance leases	0.3	0.5
Total debt	$1,512.7	$1,644.6

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended September 30, 2020 and September 30, 2019, respectively:

	September 30, 2020	September 30, 2019	Change
Cash and cash equivalents at the beginning of the period	$167.3	$169.0	$(1.7)
Cash flows provided by operating activities	161.8	180.4	(18.6)
Cash flows provided by (used in) investing activities	30.0	(50.0)	80.0
Cash flows provided used in financing activities	(120.2)	(125.8)	5.6
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(5.6)	5.4
Cash and cash equivalents at the end of the period	$238.7	$168.0	$70.7

Cash Flows for 2020

Net cash provided by operating activities was approximately $161.8 million for the year to date period ended September 30, 2020. This was generated by a net loss of $56.7 million offset by the net impact of the add-back of certain items including non-cash depreciation, amortization of intangible assets, stock-based compensation, amortization of deferred financing costs, non-cash loss on foreign currency, the payment from interest rate swap hedge settlement of approximately $34.7 million and the non-cash impairment charge to goodwill and intangible assets which totaled approximately $227.8 million. This was partially offset by a use of cash from a net increase in assets and liabilities of approximately $9.3 million.

Net cash provided by investing activities for the year to date period ended September 30, 2020 increased approximately $80.0 million compared to the period ended September 30, 2019, primarily due to the cross currency interest rate swap settlement proceeds of approximately $56.2 million received during the first quarter of 2020.

Net cash used in financing activities for the year to date period ended September 30, 2020 as compared to the period ended September 30, 2019 decreased by $5.6 million, primarily as a result of the decrease in dividend payments compared to the prior year.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of September 30, 2020 we have approximately $144.3 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. It is difficult, however, to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic and any potential resulting impact to our cash flows.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended September 30, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2020, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
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

ALTRA INDUSTRIAL MOTION CORP.

October 28, 2020	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
October 28, 2020	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
October 28, 2020	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)