Form 10-K
period 2020-12-31
Altra Industrial Motion Corp.
filed 2021-02-26
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-33209

ALTRA INDUSTRIAL MOTION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1478870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Granite Street, Suite 201 Braintree, MA	02184
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(781) 917-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AIMC	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $2.30 billion.

As of February 25, 2021, there were 64,807,253 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

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

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years.  We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, Kaman Industrial Technologies and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

Our product lines involve a large number of unique parts, are generally delivered in small order quantities with short lead times and require varying levels of technical support and responsive customer service. Many of our OEM customers incorporate our products into their designs of their equipment, helping to generate high switching costs and foster brand preference. As a result of these characteristics, the essential nature of our products and the wear to which many are subjected, we generate a significant amount of recurring revenue with repeat customers. Our large installed base generates significant aftermarket replacement demand, which we estimate accounted for approximately 31% of revenues in 2020.

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

We believe our geographic footprint and portfolio of strong brands provides a platform from which to extend our leading market positions. Our expansive global footprint comprised of 48 manufacturing facilities, 19 service sales/engineering centers and approximately 9,100 employees enables us to serve global customers on a local basis.  In 2020, approximately 50% of our revenues were generated from customers in North America, 28% were generated in Europe and 22% in Asia Pacific and the rest of the world. The diversification of our revenues on a geographical, end-market, business mix and customer basis are outlined below for the 2020 fiscal year.

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

Selected Past Acquisitions and Transactions

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

Our Industry

Based on industry data provided by the Power Transmission Distributors Association in collaboration with MDM Analytics, we estimate that global industrial power transmission motion control products generated revenues of approximately $208 billion in 2020.  These products are collectively used to generate, transmit, control and transform mechanical energy.  Altra participates in portions of the motor, control, linear, gearing, clutch, brake, coupling, belted drive, and non-industrial bearing segments.

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

Collaborate with Customers to Create New Opportunities. We focus on developing new products across our business in direct response to customer requirements. Our extensive application-engineering know-how drives both new and repeat revenue opportunities, supported by a substantiated history of innovation, with over 800 patents granted and pending worldwide. We intend to continue to drive organic growth by investing in new technologies and manufacturing techniques to attain and sustain competitive leadership in the industries we serve. In addition, we also plan to expand our customer collaboration initiatives by continuing to move up the technology spectrum, providing more advanced product, software and service solutions.

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

Realize Cost Savings by Leveraging Core Competencies. Through the Fortive Transaction, we estimated there to be up to approximately $52 million in run rate synergies able to be realized by the end of 2022. Driven by the economic downturn induced by the COVID-19 pandemic and the subsequent impact on Altra’s revenues, in 2020 we discontinued tracking synergies related solely to the Fortive Transaction and instead focused on the overall execution of defined cost savings initiatives, both synergy related and those attributable to the decline in the general economy. In 2019, we delivered $15 million in acquisition related synergies. In 2020, combining savings from both synergies and general cost improvement actions, we achieved approximately $70 million in total savings, a portion of which will continue in 2021. We believe that our supply chain expertise, value engineering capabilities, facility consolidation experience and deployment of the Altra Business System will help us optimize our business processes and realize these savings.

Our Strengths

Superior financial profile with high margins and strong cash flow generation. We have an attractive financial profile highlighted by our diversified revenue stream across products and end markets, high margin profile and substantial cash flow. Our strong cash flow generation is attributable to attractive gross margins, a high degree of operational leverage across our selling, general and administrative expenses and minimal capital expenditures. For the year ended December 31, 2020, our gross profit margin increased 30 basis points from 35.8% to 36.1% supporting record cash flow from operations of approximately $262.5 million in 2020.

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

Broad geographic footprint and global reach. The capabilities and scale of our Company provides a broad global platform from which to drive growth. We are able to leverage our expansive global footprint comprised of 48 manufacturing facilities, 19 service sales/engineering centers and approximately 9,100 employees worldwide to serve our global customers with local resources. While we expect to build on our leading market positions and strong brands in North America, our broadened global platform also positions us to capitalize on key long-term growth opportunities in Europe and especially in emerging markets.

Diversified end-markets provide stability. With no end market comprising more than approximately 15% of our total revenue for the fiscal year ended December 31, 2020, our end-market exposure is diversified, which we expect will provide stability to our revenue streams and help to dampen potential volatility in any particular industry. We believe that the acquisition of the A&S Business significantly expands our total addressable market, particularly in higher growth, higher margin end-markets like medical, advanced material handling, factory automation, food and beverage and robotics. The exposure to these attractive new end markets helps to diversify our relative potential exposure to more cyclical end markets like mining, renewable energy, heavy duty truck and oil & gas.

Our business is also geographically diversified, with approximately 50% of revenue generated outside of North America in the year ended December 31, 2020. Finally, our products often facilitate movement which subjects them to wear and requires their periodic replacement. Our large installed base of products generates significant aftermarket replacement demand, which we estimate accounted for approximately 31% of revenue for the year ended December 31, 2020. Given the critical nature of many of our products and often high switching costs for our customers, we believe that this base of recurring revenue is stable.

Customer diversification with long-standing customer and distributor relationships. We have a strong, diversified customer base of over 1,000 OEMs and leading power transmission and motion control distributors which market our products via a diversified network of over 3,000 outlets globally.  For the fiscal year ended December 31, 2020, there was no meaningful customer concentration among either our OEMs or distributor customers, the largest of which accounts for less than 5% of total revenue for the fiscal year ended December 31, 2020. Some of our largest OEM customers include Cummins, Daimler AG, General Electric, John

Deere, and Siemens, all of whom we have had relationships with for decades. We believe that these deep relationships exhibit our commitment to high levels of product quality and service, resulting in customer satisfaction and ultimately, retention.

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

Aftermarket sales supported by large installed base. On average, our brands have been in operation for over 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For the fiscal year ended December 31, 2020, we estimate that approximately 31% of our revenues were derived from aftermarket sales.

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

•	Automation & Specialty – A&S. Our Automation & Specialty segment consists of four key brands:

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

o

Jacobs Vehicle Systems (JVS): Provides renowned “Jake Brake” diesel engine braking systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes. These products are primarily used in heavy duty Class 8 truck engine applications.

See Note 17 to the consolidated financial statements for financial information about our segments.

Research and Development and Product Engineering

We closely integrate new product development with marketing, manufacturing and product engineering in meeting the needs of our customers and addressing emerging trends. We have global product engineering teams that work to enhance our existing products and develop new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality power transmission, motion control and automation products. Our product engineering teams focus on:

•	developing new products;
•	redesigning existing product lines to enhance functionality, effectiveness, ease of use and reliability; and
•	lowering the cost of manufacturing of our existing products.

Our continued investment in new product development is intended to help drive customer growth as we address key customer needs.

Sales and Marketing

We sell our products in over 100 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 350 company-employed sales engineers as well as a relatively small number of independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive technical support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our products are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2020, we derived approximately 50% of our net sales from customers in North America, 28% from customers in Europe and 22% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales engineers as well as our network of over 3,000 distributor outlets.

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

Competition

While we believe that many of our businesses are leaders in many of our served markets, we operate in highly fragmented and very competitive industries within the power transmission motion control market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives or standard servo motors, and some of our competitors are larger than us and have greater financial and other resources. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, performance, pricing, delivery speed, technology and innovation, design and application engineering support and brand name recognition. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business and Industry— We operate in the highly competitive power transmission and motion control industries and if we are not able to compete successfully our business may be significantly harmed.”

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

Some of our registered and unregistered trademarks include: Ameridrives, Bibby Transmissions, Bauer Gear Motor, Boston Gear, Delevan, Delroyd, Deltran, Formsprag, Huco Dynatork, Inertia Dynamics, Guardian Couplings, Industrial Clutch, Jacobs Vehicle Systems, Jake Brake, Kilian, Kollmorgen, Marland, Matrix, Nuttall Gear, Portescap, PowerFlex, Stieber, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, and Wichita Clutch. From time to time, Altra engages in litigation to protect its intellectual property rights.

Human Capital Resources

Employee Demographics. As of December 31, 2020, we employed approximately 9,100 people on a full-time basis in 32 countries. Approximately 3,500 were employed in the United States and approximately 5,600 were employed outside of the United States. Certain demographics of our employee population are set forth by regional location, gender, and age within the following table:

	Number of Employees	Percentage
Region
Americas	4,207	46.2%
Asia Pacific	2,277	25.0%
Europe, Middle East, Africa	2,630	28.9%
Gender
Female	2,893	31.7%
Male	6,221	68.3%
Undeclared	—	0.0%
Age
<30	1,579	17.3%
30-50	4,773	52.4%
>50	2,762	30.3%

Within the United States, approximately 650 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good. See “Risk Factors — Risks Related to Our Business and Industry — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

Diversity and Inclusion.  We are committed to providing a secure workplace that develops and leverages the capabilities of our associates and encourages diversity of thought. Clear corporate policies support our endeavor to ensure a safe, harassment-free work environment led by principles of equality and fairness. To ensure that diversity, equity and inclusion is engrained within our culture, Altra formed a Diversity and Inclusion Committee which guides, recommends, and supports efforts to further diversity, equity and inclusion with the oversight of the Nominating and Corporate Governance Committee of Altra’s Board of Directors.  We strive to build an ever-improving organization, anchored in a dedication to creating an inclusive environment which engages our global talent to enhance operational outcomes.

Employee Engagement. We prioritize employee engagement and value employee feedback.  In 2020, approximately 80% of Altra team members responded to and participated in our employee engagement survey.  The survey enables us to monitor engagement and results serve as a guide to establish initiatives aimed to enhance the employee experience and analyze efficacy of those initiatives year over year.  In addition to our company-wide engagement survey, our businesses also conduct localized, periodic reviews and pulse surveys to gauge employee satisfaction, obtain employee feedback of specific issues on initiatives, and identify shortfalls and opportunities for improvement.

Talent Management.  Our aim is to provide an environment that stimulates and fully develops the capabilities of our employees.  We recognize that the success of our employees drives effective operational process, innovation, and long-term value creation for our stakeholders. We offer competitive compensation and benefit packages that include, depending on location and eligibility, annual bonuses, retirement plans with Company contributions, stock awards, health care and other benefits, paid time off, family leave and dependent care resources among many others.  At the core of our strategy and our human capital objectives is attracting, recruiting, and retaining, diverse and talented employees. Altra’s robust talent management and succession planning processes include the identification of critical personnel and positions based on current and future business strategies and objectives, the identification of prospective successors, and establishing detailed plans for talent development. See “Risk Factors — Risks Related to Our Business and Industry — We depend on the services of key executives, the loss of whom could materially harm our business.”  See also “Risk Factors — Risks Related to Our Business and Industry — If we lose certain of our key sales, marketing, skilled machinist or engineering personnel, our business may be adversely affected.”

Health, Safety and Pandemic Response.  At Altra we recognize that safety is critical to our success. Altra maintains a comprehensive program to monitor, track, and evaluate safety across our global businesses. Our safety program includes but is not limited to tracking key metrics such as Total Recordable Case Rate, proactive identification of at-risk conditions and behaviors, and maintaining a comprehensive near miss program, to ensure continuous improvement of our safety performance. In response to COVID-19, Altra has created a Pandemic Response Team to monitor, evaluate and manage our operations and compliance with safety protocols.  We have taken several actions intended to enhance the safety of our employees which include but are not limited to the following:

•	Maximizing work from home for those employees able to do so;
•	Providing PPE for employees and establishing social distancing procedures;
•	Enhanced cleaning and disinfecting of facilities;
•	Temperature testing and health screening, where local regulations allow, prior to in-facility work;
•	Restricting facility visitation for non-essential visitors;
•	Restricting travel and in-person meetings; and,
•	Supporting employees in securing the COVID-19 vaccine, where feasible.

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

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. See “Risk Factors – Legal and Compliance Risks – Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing and financial condition.”

Working Capital

We maintain an adequate level of working capital to support the needs of our businesses. There are no unusual industry practices or requirements relating to working capital items. In addition, we believe our sales and payment terms are generally similar to those of our competitors.

Backlog

Our unfilled product orders were approximately $500.5 million and $467.4 million as of December 31, 2020 and 2019 respectively. We expect that a large majority of the unfilled orders as of December 31, 2020 will have been delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance, but is not necessarily a reliable indicator of medium-term or long-term revenue performance.

Government Contracts

Although the substantial majority of our revenues in 2020 were from customers other than governmental entities, we do have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities.

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

We estimate that annual revenue derived from customers outside the United States (based on geographic destination) as a percentage of total annual revenue was approximately 52% in 2020 and 49% in 2019.

The manner in which our products are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the United States, though we also sell directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.

Information about our Executive Officers

The following sets forth certain information with regard to our executive officers as of February 26, 2020 (ages are as of December 31, 2020):

Carl R. Christenson (age 61) has been our Chairman since April 2014, our Chief Executive Officer since January 2009, and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson currently serves as a director at IDEX Corporation, a NYSE listed industrial manufacturer of highly engineered products. Mr. Christenson previously served as a director at Vectra Co., f/k/a OM Group, Inc., a NYSE listed technology-driven diversified industrial company, from 2014 to 2015. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic. In addition to more than twenty-five years of experience in manufacturing companies, Mr. Christenson brings vast knowledge of the Company’s business, structure, history and culture to the Board and the CEO position.

Christian Storch (age 61) has been our Executive Vice President since December 2019 and our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation (“Standex International”). Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2003. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Glenn E. Deegan (age 54) has been our Executive Vice President since December 2019 and our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009. Prior to his current position, Mr. Deegan served as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Todd B. Patriacca (age 51) has been our Vice President of Finance, Corporate Controller and Treasurer since February 2010. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instruments Inc. (“MKS”), a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Craig Schuele (age 57) has been our Executive Vice President since December 2019 and our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity.  Prior to his current position, Mr. Schuele was our Vice President of Marketing since March 2002, and previous to that he was our Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

Our growth will depend in part on the growth of the markets which we serve and on the U.S. and global economies in general.  Some of the markets Altra serves are highly cyclical, such as the class eight heavy duty truck, metals, mining and energy markets, including oil, gas and renewable energy.  In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any of these factors could adversely affect our business, financial condition and results of operations in any given period.

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

Our operations are subject to international risks including global commercial activities and production facilities, many of which may be located in jurisdictions that are subject to increased risks of disrupted production that could affect our operating results.

We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Peru, Russia, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom. Our net sales to customers outside North America represented approximately 50% of our total net sales for the year ended December 31, 2020. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. As a result, our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

•	fluctuations in currency exchange rates;
•	capital or currency exchange rate controls;
•	tariffs or other trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	interest rates;
•	low or negative economic growth rates;
•	unexpected changes in regulatory requirements;
•	changes in foreign intellectual property law;
•	differing labor regulations;
•	natural disaster, labor strike, military activity or war, political unrest, or terrorist activity;
•	pandemic or other public health concerns;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in various jurisdictions;
•	potential political instability and the actions of foreign governments; and
•	restrictions on our ability to repatriate dividends from our subsidiaries.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2020, approximately 24% of our net sales from operations were generated through distributors. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Disruption of our supply chain and COVID-19 related shutdowns of our suppliers’ operations and our operations could have an adverse effect on our business, financial condition and results of operations.

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

COVID-19 was declared a pandemic by the World Health Organization on March 12, 2020. Many countries where we do business, including the United States, many E.U. countries, the United Kingdom, Canada and China, have imposed restrictions on travel and business operations resulting in a substantial reduction of economic activity. Additionally, these restrictions have had and may continue to have a negative effect on the capacity of ports and terminals to process and accommodate commercial activity.  The duration of the production and supply chain disruptions, and related financial impact, cannot be estimated at this time. In an effort to contain the spread of the virus and maintain the wellbeing of our employees, and in accordance with governmental requirements, we have experienced temporary closures at certain production facilities and we have been required to operate some production facilities at reduced capacity.  In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic. Should the production and distribution delays and closures continue for an extended period of time this could have a material adverse effect on our results of operations and cash flows.

The materials used to produce our products are subject to price fluctuations and or ability to obtain those products and negotiate profitable agreements with our suppliers that could increase costs of production and adversely affect our profitability.

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

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain raw materials and component parts on favorable terms from various suppliers. If we are required to purchase raw materials or component parts subject to agreements the provide less favorable terms, the costs of providing our products may increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2020, we employed approximately 9,100 people on a full-time basis, of whom approximately 3,500 were employed in the United States and approximately 5,600 were employed outside of the United States. Of our United States employees, approximately 650 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.

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

Due to the COVID-19 pandemic, we may continue to experience reduced capacity operations and work stoppages at certain facilities resulting from employee absenteeism due to illness and compliance with quarantine requirements imposed by governmental authorities and Company policy.  In addition, customers may experience similar negative impacts from the COVID-19 pandemic.  Reduced capacity operations, work stoppages and decreased customer operations resulting from these events could impact the Company’s operations and have a material adverse effect on our results of operations and cash flows.

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

If we lose certain of our key sales, marketing, skilled machinist, or engineering personnel, our business may be adversely affected.

Our success depends on our ability to recruit, retain and motivate highly skilled sales, marketing, skilled machinist and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel in the event scarcity continues or increases. If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. If certain of these key personnel were to terminate their employment with us, we may experience difficulty replacing them, and our business could be harmed.

We may not be able to protect our intellectual property rights, brands or technology effectively, which could allow competitors to duplicate or replicate our technology and could adversely affect our ability to compete.

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain name registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Further, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time-consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.  See “Business— Intellectual Property”.

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

Our operations are highly dependent on information technology infrastructure, including Enterprise Resource Planning systems,  and failures in such infrastructure and failure to comply with data privacy laws or regulations could significantly affect our business.

We depend heavily on our information technology, or IT, infrastructure in order to achieve our business objectives both in our everyday business operations and during our integration efforts related to acquisitions. If we experience a problem that impairs this infrastructure, such as a computer virus, natural disaster, act of terrorism, cyber-attack, electrical/telecommunications outage, malware, phishing, other intentional disruption, tampering or manipulation of our IT systems by an employee or unauthorized third party, or failure or other problem with the functioning of an important IT application, or if our third party software vendors discontinue further development, integration or long-term software maintenance support for our information systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose revenue, could harm our relationships with or cause us to lose customers or suppliers, and could require us to incur significant expense to eliminate these problems and address related security concerns. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, phishing attempts, distributed denial of service attacks and other malicious software programs that target our IT infrastructure and our networks, and those of our suppliers. These cyber-attacks may expose us to a variety of risks, including a risk of theft of substantial assets including cash. In addition, a cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing our suppliers, customers, or other potentially affected parties with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party.

Techniques used to obtain unauthorized access or to sabotage systems, to impersonate, or to otherwise seek to perpetrate fraudulent acts against commercial parties change frequently, are increasingly sophisticated and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting our IT infrastructure and networks or our industrial machinery, software or hardware, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If such events affect our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease. Additionally, a significant portion of our workforce is working remotely due the COVID-19 pandemic, which may increase these risks. The measures we have taken steps to maintain adequate cyber security and address these risks and uncertainties may be inadequate.

We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us and our technology prior to certain transfer, storage, use, processing, or disclosure of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation, the implementation of the ePrivacy Directive by the various European Union member states, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018, as well as data privacy statutes implemented by other states, could all disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

We are in the process of implementing enhancements to our Enterprise Resource Planning systems and other business systems (collectively referred to as “ERP”), with the aim of enabling management to achieve better control across our business operations. If the remaining implementation of the enhancements is delayed, in whole or in part, our current ERP systems may not be sufficient to support our planned operations and certain ERP systems may become obsolete. There can be no assurance that the enhancements to our ERP systems will be successfully implemented and failure to do so could have a material adverse effect on our operations.  The occurrence of any of these events or other unanticipated problems with our ERP systems could disrupt the management of, and have a material adverse effect on, our business operations.

If any one of these risks materializes, our business, financial condition, cash flows or results of operations could be materially and adversely affected.

Certain of our businesses are exposed to renewable energy markets which depend significantly on the availability and size of government subsidies and economic incentives.

Certain of our businesses sell products to customers within the renewable energy market, which among other energy sources includes wind energy and solar energy. This market is inherently cyclical and can be impacted by governmental policy, the comparative cost differential between various forms of energy, and the general macroeconomic climate.

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

Financial Risks

Global economic changes or continued volatility and disruption in global financial markets could significantly impact our customers and suppliers, weaken the markets we serve and harm our operations and financial performance.

Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have adversely affected our business operations and are expected to continue to adversely affect our business. The prospective impact of the COVID-19 pandemic on the global economy as a whole will depend on future events.  The duration of the pandemic cannot be predicted, and it is unknown when or if economic activity will return to prior levels.  A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.

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

Deterioration in financial markets and confidence in major economies could impair our ability to access credit markets and finance our operations. In addition, a tight credit market may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, a tight credit market may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate, which could result in potential impairment of certain long-term assets including goodwill.

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

As of December 31, 2020, we had approximately $1,030.0 million outstanding and $295.5 million available under our Altra Revolving Credit Facility (as defined herein). In addition, as of December 31, 2020, we had approximately $400 million outstanding under the Notes (as defined herein). Our indebtedness has important consequences; for example, it could:

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

Subject to a number of important exceptions, under the Altra Credit Agreement we are subject to customary affirmative and negative covenants, such as limitations on:

•	debt and preferred stock;
•	liens;
•	mergers, consolidations, liquidations, dissolutions and asset sales;
•	investments, loans, advances, guarantees and acquisitions;
•	speculative swaps and hedging arrangements;
•	dividends or other distributions on capital stock, redemptions and repurchases of capital stock and prepayments, redemptions and repurchases of junior lien secured and subordinated debt;
•	transactions with affiliates;
•	restrictions on liens and other restrictive agreements;
•	amendments of the operative documents related to junior debt agreements and organizational documents; and
•	changes in fiscal year.

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

Our exposure to variable interest rates, foreign currency exchange rates and swap counter party credit risk could materially and adversely affect or business, operating results, and financial condition.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist.  If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating debt rate. Further, we may need to renegotiate our indebtedness documents to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.  In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia, India and Brazil, we expect that an increasing amount of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

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

Legal and Compliance Risks

Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing and financial condition.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. New tariffs and other changes in U.S. trade policy have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition. In addition, we cannot predict what changes to trade policy will be made by the new U.S. presidential administration and Congress, including whether existing trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

Our businesses are subject to risks generally associated with doing business abroad, including foreign governmental regulation in the countries in which several of our manufacturing sources and facilities are located, such as Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom (the “U.K.”). We believe that the issue of foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. Additionally, we are subject to risks due to uncertainties related to the potential impact of the U.K.’s exit from the E.U. (Brexit) on the Company’s business operations in the U.K. and Europe, which will vary depending on the final terms of the transition. If regulations were to render the conduct of business in a particular country undesirable or impracticable, if our current foreign manufacturing sources were for any other reason to cease doing business with us, or if we were in a position where we needed to relocate our manufacturing facilities due to regulations or other similar circumstances, such a development could have a material adverse effect on our product sales and on our supply, manufacturing, and distribution channels.

Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels, and substantially all of our import operations are subject to customs duties on imported products imposed by the governments where our production facilities are located, including raw materials. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, reporting obligations pertaining to “conflict minerals” mined from certain countries, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products that are imported to the United States are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of "most favored nation" status for that country, and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, and results of operations.

Product defects, quality issues, inadequate disclosures, misuse and potential product liability claims in relation to the products we manufacture or distribute could result in reputational harm and our having to expend significant time and expense to defend these claims and to pay material damages or settlement amounts.

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

We also risk exposure to product liability claims in connection with products sold by businesses that we acquire. We cannot assure you that third parties that have retained responsibility for product liabilities relating to products manufactured or sold prior to our acquisition of the relevant business, or persons from whom we have acquired a business that are required to indemnify us for certain product liability claims subject to certain caps or limitations on indemnification, will in fact satisfy their obligations to us with respect to liabilities retained by them or their indemnification obligations. If those third parties become unable to or otherwise do not comply with their respective obligations including indemnity obligations, or if certain product liability claims for which we are obligated were not retained by third parties or are not subject to these indemnities, we could become subject to significant liabilities or other adverse consequences. Moreover, even in cases where third parties retain responsibility for product liabilities or are required to indemnify us, significant claims arising from products that we have acquired could have a material adverse effect on our ability to realize the benefits from an acquisition, could result in our reducing the value of goodwill that we have recorded in connection with an acquisition, or could otherwise have a material adverse effect on our business, financial condition, or results of operations.

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

We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Legislation signed into law on December 22, 2017 (the “2017 Tax Act”) significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The U.S. Treasury Department and IRS continue to issue guidance with respect to implementing the 2017 Tax Act and further regulations are expected to be issued.  As a result, aspects of the overall impact of the federal tax law remain uncertain. The impact of the 2017 Tax Act, as well as other tax laws and regulations in the U.S. or other countries where we do business, is uncertain and our business and financial condition could be adversely affected.

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

Risks Related to Strategic Transactions

Our acquisition of businesses, and strategic relationships, or our failure to successfully integrate such transactions into our business, could adversely affect our future results and the market price of our common stock.

As part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent and past acquisitions, including the Fortive Transaction, or any future acquisitions, operate any acquired companies profitably or realize the potential benefits from these acquisitions.

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

•

we have in the past, including with respect to the Fortive Transaction, as discussed in Note 11, Long Term Debt, and may in the future incur or assume significant debt in connection with our acquisitions or strategic relationships;

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

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2020 are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Power Transmission Technologies	39	28	67	1,838,842	1,180,308
Automation & Specialty	33	24	57	993,710	486,143
Corporate(1)	—	2	2	104,288	15,204

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Power Transmission Technologies	23	20	20	4	67	—	8
Automation & Specialty	18	22	16	1	57	—	13
Corporate(1)	2	—	—	—	2	5	5

(1)	Corporate headquarters, shared services center, selective engineering functions, and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3.	Legal Proceedings.

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

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 26, 2021, the number of holders on record of our common stock was approximately 104.

Dividends

The Company declared and paid dividends of $0.31 per share of common stock for the year ended December 31, 2020.  The Company declared and paid dividends of $0.68 per share of common stock for the year ended December 31, 2019.

On February 10, 2021, the Company declared a dividend of $0.06 per share for the quarter ended March 31, 2021, payable on April 2, 2021 to stockholders of record as of March 18, 2021. See Note 18 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	850,930(2)	$—	4,357,624
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	850,930	$—	4,357,624

(1)	The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.
(2)

Represents stock options and the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2020 based on achievement of the highest level of each applicable performance obligation.

Issuer Repurchases of Equity Securities

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock. This program expired effective December 31, 2019.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2015, through December 31, 2020, with the cumulative total return on shares of companies comprising the S&P Small Cap 600 Index and the S&P Small Cap 600 Capped Industrials Index in each case assuming an initial investment of $100, assuming dividend reinvestment.

Item 6.Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” “forecast,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from the results referred to in the forward-looking statements the Company makes in this report include the risks associated with:

•	the effects of intense competition in the markets in which we operate;
•	the cyclical nature of the markets in which we operate;
•	the Company’s ability to invest in new technologies and manufacturing techniques and to develop or adapt to changing technology and manufacturing techniques;
•	political and economic conditions globally, nationally, regionally, and in the markets in which we operate;
•	international operations, including currency risks;
•	the loss of independent distributors on which we rely;
•	the accuracy of estimated forecasts of OEM customers;
•

the scope and duration of the COVID-19 global pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain, including the impact of the pandemic on manufacturing and supply capabilities throughout the world;

•	disruption of our supply chain;
•	the disruption of the Company’s production or commercial activities;
•

natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, pandemics, including, but not limited to, the COVID-19 pandemic, or other matters beyond the Company’s control;

•	fluctuations in the costs of raw materials used in our products;
•	work stoppages and other labor issues involving the Company’s facilities or the Company’s customers;
•	the Company’s ability to retain key executives;
•	the Company’s ability to recruit, retain and motivate key sales, marketing or engineering personnel;
•	the Company’s ability to obtain or protect intellectual property rights and avoid infringing on the intellectual property rights of others;
•	unplanned repairs or equipment outages;
•	failure of the Company’s operating equipment or information technology infrastructure, including cyber-attacks or other security breaches, and failure to comply with data privacy laws or regulations;
•	the Company’s ability to implement and maintain its Enterprise Resource Planning (ERP) system;
•	the Company’s exposure to renewable energy markets;
•

the Company’s ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, restructuring, plant consolidation and other business optimization initiatives;

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	global economic changes and continued volatility and disruption in global financial markets;
•	adverse conditions in the credit and capital markets limiting or preventing the Company’s and its customers’ and suppliers’ ability to borrow or raise capital;
•	changes in market conditions that would result in the impairment of goodwill, indefinite lived intangibles or other assets of the Company;
•	the Company’s leverage could adversely affect its financial health;
•	the Altra Credit Agreement imposes significant operating and financial restrictions;
•

the Company’s exposure to variable interest rates and foreign currency exchange rates, including risks related to transitioning from LIBOR to a replacement alternative reference rate and risks related to the use of hedging arrangement to manage interest rate and currency risk;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes to trade policies, legislation, treaties, regulations and tariffs both in and outside of the United States;
•

exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, and the uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union and elsewhere;

•	defects, quality issues, inadequate disclosure or misuse with respect to our products and capabilities and related potential product liability claims;
•	the outcome of litigation to which the Company is a party from time to time;
•	changes in labor or employment laws;
•	environmental laws and regulations and the Company’s failure to comply with such laws;
•

the Company being subject to tax laws and regulations in various jurisdictions and the inability to successfully defend claims from taxing authorities related to the Company’s current or acquired businesses;

•	changes in the Company’s tax rates, including enactment of the 2017 Tax Act, or exposure to additional income tax liabilities or assessments, as well as audits by tax authorities;
•	changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Fortive Transaction;
•

the risks associated with the Company’s ability to successfully divest or otherwise dispose of businesses that that are deemed not to fit with our strategic plan or are not achieving the desired return on investment;

•	the Company’s debt and access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	restrictions relating to the tax free treatment of the Fortive Transaction; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in this document.

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

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included elsewhere in the Company’s Annual Report on Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

The following generally discusses 2020 and 2019 items and year-to-year comparison between 2020 and 2019. Discussion of historical items and year-to-year comparisons between 2019 and 2018 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

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

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years.  We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, Kaman Industrial Technologies and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. As of December 31, 2020, the initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) is complete.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general. In the year ended December 30, 2020, the broad diversity of our end markets and our ability to act nimbly to control costs through the COVID-19 pandemic allowed us to generate strong cash flow, deliver excellent working capital performance, and continue to make significant progress de-levering our balance sheet.

The COVID-19 pandemic continues to affect the global economy and business environment. Throughout 2020, our Pandemic Response Team continued to identify and assess risks and develop countermeasures following guidance from national, state and local governmental and health authorities. In addition, our Business Continuity Task Force continued to work to ensure continuity of supply for our customers. During the pandemic to date, Altra has experienced minimal supply chain disruption and all material manufacturing facilities have continued to be operational.

Looking ahead to 2021, we will continue to adopt a cautious approach due to ongoing uncertainty related to the duration of the COVID-19 pandemic and the timing of any potential broad economic recovery. Our strategic priorities continue to be managing costs, driving margin enhancement, de-levering our balance sheet and positioning Altra to grow and thrive as a premier industrial company for the long term. In the event market conditions improve sooner than anticipated, we will revisit our outlook and priorities appropriately as we gain better visibility.

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

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using the discounted cash flow model and, where appropriate, the Company also uses the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. Refer to Note 7 for additional discussion of the Company’s annual impairment review.

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

Recent Accounting Standards

See the discussion of significant accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2020.

Results of Operations.

Amounts in millions, except percentage data

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,726.0	$1,834.1	$1,175.3
Cost of sales	1,103.6	1,177.8	799.2
Gross profit	622.4	656.3	376.1
Gross profit percentage	36.1%	35.8%	32.0%
Selling, general and administrative expenses	332.2	359.0	251.9
Impairment of goodwill and intangible asset	147.5	—	—
Research and development expenses	57.8	59.1	33.1
Restructuring costs	7.4	14.1	4.4
Income from operations	77.5	224.1	86.7
Loss on partial settlement of pension plan	—	—	5.1
Interest expense, net	72.1	73.8	28.6
Loss on extinguishment of debt	—	—	1.2
Other non-operating (income) expense, net	1.4	2.1	0.1
Income before income taxes	4.0	148.2	51.7
Provision for income taxes	29.5	21.0	16.4
Net income/(loss)	$(25.5)	$127.2	$35.3

Segment Performance.

Amounts in millions, except percentage data

	Years Ended December 31,
	2020	2019	2018
Net Sales:
Power Transmission Technologies	$818.6	$907.7	$935.0
Automation & Specialty	911.8	931.0	241.7
Intra-segment eliminations	(4.4)	(4.6)	(1.4)
Net sales	$1,726.0	$1,834.1	$1,175.3
Income from operations:
Segment earnings:
Power Transmission Technologies	$97.5	$113.5	$118.2
Automation & Specialty	(10.4)	132.3	27.9
Corporate	(2.2)	(7.6)	(55.0)
Restructuring and consolidation costs	(7.4)	(14.1)	(4.4)
Income from operations	$77.5	$224.1	$86.7

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Net sales	$1,726.0	$1,834.1	$(108.1)	(5.9)%

Net Sales.    The decrease in net sales during the year ended December 31, 2020 is primarily due to the overall economic decline due to the effects of the COVID-19 pandemic, and a decline in sales in our oil and gas end market as a result of the reduction in oil prices globally. Changes in foreign currency exchange rates had a favorable impact on net sales of approximately $1.0 million, primarily driven by the Euro. Strength in China, primarily in the heavy-duty truck and wind end markets, and the impact of price collectively had a favorable impact of approximately $15.0 million for the year ended December 31, 2020.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Gross profit	$622.4	$656.3	$(33.9)	(5.2)%
Gross profit as a percent of net sales	36.1%	35.8%

Gross profit.    Gross profit as a percentage of net sales increased during the year ended December 31, 2020 primarily due to extensive cost reduction actions taken to offset the economic impact of the COVID-19 pandemic, including cost reductions associated with temporary shutdowns of our manufacturing facilities and shutdowns of operations of our customers and suppliers. Additionally, price increases of $15.0 million and changes in foreign currency exchange rates of $0.1 million, primarily driven by the Euro, contributed to the increase in gross profit as a percentage of net sales.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Selling, general and administrative expense (“SG&A”)	$332.2	$359.0	$(26.8)	(7.5)%
SG&A as a percent of net sales	19.2%	19.6%

Selling, general and administrative expenses.    For the year ended December 31, 2020, SG&A as a percentage of net sales decreased primarily due to cost reduction actions in response to the COVID-19 pandemic which began during the quarter ended March 31, 2020 and continued throughout the year. Our cost reduction efforts were focused on compensation reductions, and the elimination of non-critical expenses, including travel, which decreased our overall SG&A costs. Although we do expect our SG&A costs to increase as business activity normalizes and certain temporary cost reductions terminate, due to ongoing uncertainty as a result of the ongoing COVID-19 pandemic we are not able to anticipate when these costs will increase in future periods.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Research and development expenses (“R&D”)	$57.8	$59.1	$(1.3)	(2.2)%

Research and development expenses.     Research and development expenses decreased due to cost reduction actions which began during the quarter ended March 31, 2020 in response to the COVID-19 pandemic and continued throughout the year. We expect research and development costs to approximate 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Restructuring costs	$7.4	$14.1	$(6.7)	(47.5)%

Restructuring costs.   During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of Altra’s purchase of Stromag (the “Stromag Acquisition”) and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. We incurred approximately $0.5 million in expense through 2020 related to the 2017 Altra Plan. The total 2017 Altra Plan savings are in line with our expectations. We do not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, we commenced a restructuring plan (“2019 Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur an additional $5 - $7 million in restructuring expenses under the 2019 Altra Plan over the next 3 years, primarily related to plant consolidation and headcount reductions. The cost savings for the year ended December 31, 2020 were recognized as improvements in SG&A and cost of sales of approximately $2.2 million and $0.8 million, respectively.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Interest expense, net	$72.1	$73.8	$(1.7)	(2.3)%

Interest expense.    Interest expense decreased for the year ended December 31, 2020 primarily due to debt paydowns of approximately $160 million on our Term Loan Facility during the year ended December 31, 2020, which resulted in lower average outstanding borrowings and lower average interest rates. This includes non-cash interest expense of $9.0 million as a result of the termination of the interest rate swap. We expect our interest expense in 2021 to continue to decrease as a result of additional principal payments on our debt and expected continuation of lower current interest rates compared to 2020.

Amounts in millions, except percentage data	Years Ended December 31,
	2020	2019	Change	%
Provision for income taxes	$29.5	$21.0	$8.5	40.5%
Provision for income taxes as a percent of income before income taxes	737.5%	14.2%

Provision for income taxes.     The provision for income tax as a percentage of income before income taxes during the year ended December 31, 2020 was higher than that of 2019 due to the goodwill impairment charge recorded at the JVS reporting unit during the quarter ended March 31, 2020. The tax rate was also impacted by the 2020 benefit from the Global Intangible Low-Taxed Income (“GILTI”) tax as a result of the 2017 Tax Act in the United States. The Company expects its consolidated tax rate to be approximately 20% to 23% in future periods.

Segment Performance

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $818.6 million in the year ended December 31, 2020, a decrease of approximately $89.1 million or 9.8%, from the year ended December 31, 2019.  The decrease was primarily due to the overall economic decline as a result of the COVID-19 pandemic and its impact on our metals, mining, and oil and gas end markets. The decline in net sales was partially offset by strength in our renewable energy end market in China. In addition, changes in foreign currency exchange rates for the year ended December 31, 2020 had a favorable impact on net sales of $2.1 million, primarily driven by the Euro. Price had a favorable impact on net sales for the year ended December 31, 2020 of $9.4 million. Segment operating income decreased by approximately $16.0 million compared to the prior year, which was primarily driven by the decline in sales.

Automation & Specialty

Net sales in the Automation & Specialty business segment were $911.8 million in the year ended December 31, 2020, a decrease of $19.2 million from the year ended December 31, 2019.  The decrease was primarily due to the economic decline as a result of the COVID-19 pandemic, partially offset by growth in the class eight heavy duty truck, factory automation, aerospace and defense, and COVID-19 related medical end markets. In addition, changes in foreign currency exchange rates had an unfavorable impact on net sales of $1.0 million for the year ended December 31, 2020, primarily driven by the Indian Rupee and Brazilian Real. Price had a favorable impact on net sales for the year ended December 31, 2020, of $5.6 million. The Automation & Specialty segment had a loss from operations for the year ended December 31, 2020, due to the non-cash impairment charge recorded at the JVS reporting unit during the quarter ended March 31, 2020. As a result of both the COVID-19 related economic downturn and its impact on the anticipated financial results of the JVS reporting unit, the Company concluded that it was more likely than not that the carrying value of the JVS reporting unit exceeded its fair value and performed an interim impairment review for both goodwill and tradename intangible assets of the JVS reporting unit during the quarter ended March 30, 2020. As a result, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, in the quarter ended March 31, 2020.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility. At December 31, 2020, we have the ability under the Altra Revolving Credit Facility to borrow an additional $295.5 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 2.146% at December 31, 2020.

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

Working Capital Line of Credit

Two foreign subsidiaries of the Company have lines of credit used for operating purposes. As of December 31, 2020, the Company had 13.5 million Turkish Lira, or $1.8 million, and 3.2 million Chinese RMB, or $0.5 million, outstanding on each line of credit respectively.

Borrowings

Below is a summary of borrowings as of December 31, 2020 and 2019, respectively:

	Amounts in millions
	Years Ended December 31,
	2020	2019
Debt:
Term loan	$1,030.0	$1,190.0
Notes	400.0	400.0
Mortgages and other	12.9	13.5
Capital leases	0.3	0.5
Total debt	$1,443.2	$1,604.0

Below is a reconciliation of net debt for the year ended December 31, 2020:

	Amounts in millions
	Years Ended December 31,
	2020	2019
Debt	$1,443.2	$1,604.0
Cash	(254.4)	(167.3)
Net debt	$1,188.8	$1,436.7

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the years ended December 31, 2020 and 2019, respectively.

	2020	2019	Change
Cash and cash equivalents at the beginning of the year	$167.3	$169.0	$(1.7)
Cash flows provided by operating activities	262.5	255.9	6.6
Cash flows provided by (used in) in investing activities	15.6	(80.9)	96.5
Cash flows provided by (used in) financing activities	(193.2)	(177.9)	(15.3)
Effect of exchange rate changes on cash and cash equivalents	2.2	1.2	1.0
Cash and cash equivalents at the end of the year	$254.4	$167.3	$87.1

Cash Flows for 2020

Funds provided by operating activities totaled approximately $262.5 million for the year ended December 31, 2020, an increase of $6.6 million as compared to December 31, 2019.  This is primarily due to a net loss of $25.5 million for the year ended December 31, 2020 as compared to net income of $127.2 million for the year ended December 31, 2019.  In addition, in 2020, the Company recorded a $34.7 million payment for the termination of an interest rates swap.  These decreases were offset by a $147.5 million non-cash goodwill and intangible asset impairment charge, a $32.1 million improvement in working capital accounts and a $9.0 million non-cash amortization of interest rate swap expense.

Net cash provided by investing activities for the year ended December 31, 2020 increased by approximately $96.5 million primarily due to the receipt of settlement proceeds of approximately $56.2 million related to the termination of cross-currency interest rate swaps during the first quarter of 2020. We also had lower purchases of machinery and equipment and a lower purchase price adjustment related to the 2018 Fortive transaction when compared to the prior year. This cash provided by investing activities was partially offset by our $5.0 million investment in MTEK Industry AB (“MTEK”), a small manufacturing software company.

Net cash used in financing activities in the year ended December 31, 2020 as compared to the year ended December 31, 2019 increased by $15.3 million primarily due to debt paydowns of approximately $160.0 million on our Term Loan Facility compared to $130 million in 2019. This increase was partially offset by a reduction in dividend payments of $16.6 million compared to the prior year.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of December 31, 2020, we have approximately $157.6 million of cash and cash equivalents held by foreign subsidiaries. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Altra Credit Facilities provide additional potential sources of liquidity should they be required.

Capital Expenditures

We made capital expenditures of approximately $33.7 million and $51.7 million in the years ended December 31, 2020 and 2019, respectively.  The decrease in capital expenditures during 2020 was due to efforts to preserve liquidity as a result of uncertainty related to the economic impact of the COVID-19 pandemic. These capital expenditures will support on-going business needs. In 2021, we expect capital expenditures to be in the range of $45.0 million to $50.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations

The following table is a summary of our contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$14.6	$12.0	$8.6	$5.2	$3.2	$2.8	$46.4
Finance leases	0.2	0.1	—	—	—	—	0.3
Heidelberg Germany mortgage(1)	0.3	0.3	0.3	—	—	—	0.9
Esslingen Germany mortgage(2)	—	—	—	—	—	7.4	7.4
Zlate Moravce, Slovakia(3)	0.2	0.8	—	—	—	—	1.0
Angers France mortgage(4)	0.2	0.2	0.3	0.3	0.3	—	1.3
Term Loan(5)	13.4	13.4	13.4	13.4	13.4	963.0	1,030.0
Altra Revolving Credit Facility(5)	—	—	—	—	—	—	—
Notes(6)	—	—	—	—	—	400.0	400.0
Working Capital Line of Credit(7)	2.3	—	—	—	—	—	2.3
Total contractual cash obligations	$31.2	$26.8	$22.6	$18.9	$16.9	$1,373.2	$1,489.6

(1)

A foreign subsidiary of the Company entered into a mortgage with a bank for €1.5 million, or $1.7 million, secured by its facility in Heidelberg, Germany to replace its previously existing mortgage during the quarter ended September 30, 2015. The mortgage has an interest rate of 1.00% which is payable in monthly installments through August 2023. The mortgage has a remaining principal balance of €0.7, or $0.9, at December 31, 2020.

(2)

A foreign subsidiary of the Company entered into a mortgage with a bank to borrow €6.0 million, or $6.7 million, for the expansion of its facility in Esslingen, Germany during August 2014. The mortgage has an interest rate of 2.5% per year which is payable in annual interest payments of €0.1 million or $0.1 million to be paid in monthly installments which are not included in the table above. The mortgage has a remaining principal balance of €6.0, or $7.4, at December 31, 2020. The principal portion of the mortgage will be due in a lump-sum payment in July 2028.

(3)

During 2016, a foreign subsidiary of the Company entered into a loan with a bank to equip its facility in Zlate Moravce, Slovakia. As of December 31, 2020, the total principal outstanding was €0.8 million, or $1.0 million, and is guaranteed by land security at its parent company facility in Esslingen, Germany. The loan is due in installments through 2022, with interest rates ranging from 1.70% to 1.95%.

(4)

A foreign subsidiary of the Company entered into a mortgage with a bank for €2.0 million, or $2.3 million, for the expansion of its facility in Angers, France. The mortgage has an interest rate of 1.85% per year which is payable in monthly installments from June 2016 until May 2025. The mortgage has a balance of €1.2 million, or $1.3 million, at December 31, 2020.

(5)

We have up to $300.0 million of total borrowing capacity, through October 1, 2025, under the Altra Revolving Credit Facility of which $295.5 million is currently available. As of December 31, 2020 and 2019, there were $4.5 million and $4.4 million of outstanding letters of credit under the Altra Revolving Credit Facility and the 2015 Revolving Credit Facility.  We have variable monthly and/or quarterly cash interest requirements due on the Altra Revolving Credit Facility through October 2025, which are not included in the above table. Refer to Footnote 11 for interest terms on the Term Loan.

(6)

We assumed $400 million aggregate principal amount of 6.125% Senior Notes due 2026, upon the closing of the Fortive Transaction. The Notes will mature on October 1, 2026. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

(7)

Two foreign subsidiaries of the Company have lines of credit used for operating purposes. As of December 31, 2020 the Company had 13.5 million Turkish Lira, or $1.8 million, and 3.2 million Chinese RMB, or $0.5 million, outstanding on each line of credit respectively.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2020, there were no funding requirements for 2021 to 2025. These amounts are based on actuarial assumptions and actual amounts could be materially different.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

Stock-based Compensation

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company's stockholders at its 2014 annual meeting.  The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was originally 750,000. Shares of our common stock subject to Awards or grants awarded under our prior 2004 Equity Incentive Plan and outstanding as of the effective date of the 2014 Plan (except for substitute awards) that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that did not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the 2014 Plan. An amendment to the 2014 Plan to, among other things, make an additional 2,200,000 shares of common stock available for grant under the 2014 Plan was approved by the Company’s stockholders at the special meeting of stockholders on September 4, 2018. An additional amendment to the 2014 Plan to, among other things, make an additional 3,000,000 shares of common stock available for grant under the 2014 Plan was approved by the Company’s stockholders at its 2020 annual meeting of stockholders on April 28, 2020.

As of December 31, 2020, there were 783.8 thousand shares of unvested restricted stock outstanding under the 2014 Plan. The remaining compensation cost to be recognized through 2022 is $19.3 million. Based on the stock price at December 31, 2020, of $55.4 per share, the intrinsic value of these awards as of December 31, 2020, was $43.5 million.

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

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, we do not utilize any other derivative instruments to manage these risks.

Currency translation.    We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2020, approximately 47% of our revenues and approximately 54% of our total operating income were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2020. As of December 31, 2020, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.5% and 5.2%, respectively.

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

Interest rate risk.    We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Altra Credit Facilities that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using the Eurodollar rate, plus the applicable margin. As of December 31, 2020, we had $1,030.0 million in borrowings under our Altra Credit Facilities. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $10.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill —Thomson and JVS Reporting Units — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and for the Thomson and JVS reporting units, the Company also used the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples. The goodwill balance was $1.6 billion as of December 31, 2020, of which $442.2 million and $53.9 million were allocated to the Thomson and JVS reporting units, respectively. The fair value of the Thomson reporting unit exceeded the carrying value by less than 10% as of the annual goodwill impairment date and, therefore, no impairment was recognized. All other reporting units had fair values that exceed their carrying value by 10% or more, including the JVS reporting unit, as of the annual goodwill impairment date. The Company performed an interim impairment review for JVS’s goodwill during the quarter ended March 31, 2020 and determined that the carrying value of the reporting unit exceeded the fair value at that date, resulting in an impairment charge of $139.1 million.

Given the significant estimates and assumptions management makes to estimate the fair value of the Thomson and JVS reporting units and the sensitivity of Thomson and JVS’s operations to changes in certain markets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profit margins, EBITDA and revenue multiples, and the selection of the discount rate for Thomson and JVS required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, profit margins, and EBITDA and revenue multiples (“forecasts”), and the selection of the discount rate for the Thomson and JVS reporting units included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Thomson and JVS, such as controls related to management’s forecasts and selection of the discount rate.

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

•

With the assistance of our fair value specialists, we evaluated the EBITDA and revenue multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2021

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in millions, except share and per share amounts

	Years Ended December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$254.4	$167.3
Trade receivables, less allowance for credit losses of $4.9 and $5.1 million at December 31, 2020 and 2019, respectively	240.8	243.2
Inventories	210.4	222.5
Income tax receivable	6.9	5.2
Prepaid expenses and other current assets	35.7	29.1
Total current assets	748.2	667.3
Property, plant and equipment, net	344.2	354.4
Intangible assets, net	1,459.6	1,502.4
Goodwill, net	1,596.0	1,694.9
Deferred income taxes	4.9	3.0
Other non-current assets	14.2	25.1
Operating lease right of use assets	41.0	36.6
Total assets	$4,208.1	$4,283.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163.6	$154.7
Accrued payroll	76.2	58.3
Accruals and other current liabilities	73.0	82.0
Income tax payable	17.9	13.2
Current portion of long-term debt	16.6	18.0
Operating lease liabilities	13.3	13.5
Total current liabilities	360.6	339.7
Long-term debt, net of current portion	1,408.1	1,563.8
Deferred income taxes	359.6	369.1
Pension liabilities	35.4	30.8
Long-term taxes payable	3.6	4.5
Other long-term liabilities	14.3	28.8
Operating lease liabilities, net of current portion	29.8	24.7

Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized, 64,676,567 and 64,222,603 shares issued and outstanding at December 31, 2020 and 2019, respectively)	0.1	0.1
Additional paid-in capital	1,706.0	1,696.7
Retained earnings	269.5	315.4
Accumulated other comprehensive income/(loss)	21.1	(89.9)
Total stockholders’ equity	1,996.7	1,922.3
Total liabilities and stockholders’ equity	$4,208.1	$4,283.7

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Operations

Amounts in millions, except per share data

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,726.0	$1,834.1	$1,175.3
Cost of sales	1,103.6	1,177.8	799.2
Gross profit	622.4	656.3	376.1
Operating expenses:
Selling, general and administrative expenses	332.2	359.0	251.9
Impairment of goodwill and intangible asset	147.5	—	—
Research and development expenses	57.8	59.1	33.1
Restructuring costs	7.4	14.1	4.4
	544.9	432.2	289.4
Income from operations	77.5	224.1	86.7
Other non-operating income and expense:
Loss on partial settlement of pension plan	—	—	5.1
Interest expense, net	72.1	73.8	28.6
Loss on write-off of deferred financing and extinguishment of convertible debt	—	—	1.2
Other non-operating expense, net	1.4	2.1	0.1
	73.5	75.9	35.0
Income before income taxes	4.0	148.2	51.7
Provision for income taxes	29.5	21.0	16.4
Net income/(loss)	$(25.5)	$127.2	$35.3
Weighted average shares, basic	64.6	64.3	37.9
Weighted average shares, diluted	64.6	64.5	38.4
Net income/(loss) per share:
Basic	$(0.39)	$1.98	$0.93
Diluted	$(0.39)	$1.97	$0.92
Cash dividend declared per share	$0.31	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in millions, except per share data

	Years Ended December 31,
	2020	2019	2018
Net income/(loss)	$(25.5)	$127.2	$35.3
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	(11.9)	(9.9)	(6.2)
Reclassification of interest rate swap, net of tax	6.9	—	—
Pension liability adjustment, net of tax	(2.6)	(1.4)	(0.8)
Reclassification adjustment of pension plan, net of tax	0.4	0.1	4.3
Change in fair value of net investment hedge, net of tax	31.2	19.8	(6.3)
Foreign currency translation adjustment	87.0	(26.9)	(12.7)
Total other comprehensive income/(loss):	111.0	(18.3)	(21.7)
Total comprehensive income	$85.5	$108.9	$13.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in millions, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$0.0	29.1	$223.3	$223.2	$(49.9)	$396.6
Stock-based compensation and vesting of restricted stock	—	—	5.1	—	—	5.1
Net income	—	—	—	35.3	—	35.3
Common stock and restricted stock issued in A&S acquisition	0.0	35.1	1,458.7	—	—	1,458.7
Dividends declared, $0.68 per share	—	—	—	(25.9)	—	(25.9)
Total comprehensive income/(loss), net of tax	—	—	—	—	(21.7)	(21.7)
Balance at December 31, 2018	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock	—	—	9.6	—	—	9.6
Net income	—	—	—	127.2	—	127.2
Dividends declared, $0.68 per share	—	—	—	(44.4)	—	(44.4)
Total comprehensive income/(loss), net of tax	—	—	—	—	(18.3)	(18.3)
Balance at December 31, 2019	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock	—	0.5	9.3	—	—	9.3
Net loss	—	—	—	(25.5)	—	(25.5)
Dividends declared, $0.31 per share	—	—	—	(20.4)	—	(20.4)
Total comprehensive income/(loss), net of tax	—	—	—	—	111.0	111.0
Balance at December 31, 2020	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in millions

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income/(loss)	$(25.5)	$127.2	$35.3
Adjustments to reconcile net income to net cash flows:
Depreciation	57.8	58.0	34.8
Amortization of intangible assets	69.8	70.4	25.2
Amortization of deferred financing costs	4.6	4.6	1.2
Loss on foreign currency, net	1.2	—	—
Amortization of inventory fair value adjustment	—	—	14.2
Accretion of debt discount	0.5	0.5	0.1
Non-cash amortization of interest rate swap expense	9.0	—	—
Impairment of goodwill and intangible asset	147.5	—	—
Payment for interest rate swap settlement	(34.7)	—	—
Loss on disposals and other	0.7	0.1	0.3
Loss on extinguishment of debt	—	—	1.2
Loss on partial settlement of pension plans	—	—	5.1
Gain on settlement of cross currency swap	—	—	(0.9)
(Benefit) provision for deferred taxes	(28.3)	(33.1)	(10.1)
Stock based compensation	13.2	13.6	8.1
Changes in assets and liabilities, net of assets acquired:
Trade receivables	10.6	14.8	1.5
Inventories	19.0	5.8	(14.0)
Accounts payable and accrued liabilities	18.8	(16.2)	23.4
Other current assets and liabilities	(4.5)	14.6	(9.4)
Other operating assets and liabilities	2.8	(4.4)	0.3
Net cash provided by operating activities	262.5	255.9	116.3
Cash flows from investing activities
Purchase of property, plant and equipment	(33.7)	(51.7)	(37.5)
Proceeds from sale of property	—	0.3	—
Proceeds from cross currency interest rate swap settlement	56.2	—	—
Investment in MTEK Industry AB	(5.0)	—
Acquisition of Aluminum Die Casting, net of cash acquired	—	—	(2.7)
Acquisition of A&S Business, net of cash acquired	—	—	(949.2)
A&S Business acquisition purchase price adjustment	(1.9)	(29.5)	—
Net cash provided by (used in) investing activities	15.6	(80.9)	(989.4)
Cash flows from financing activities
Payments of debt issuance costs	—	—	(29.9)
Payments on Term Loan Facility	(160.0)	(130.0)	(20.0)
Payments on Revolving Credit Facility	(100.0)	—	(281.6)
Borrowing under Term Loan Facility	—	—	1,336.7
Borrowing under Revolving Credit Facility	100.0	—	19.0
Dividend payments	(27.8)	(44.4)	(20.0)
Payments of equipment, working capital notes, mortgages and other debt	(1.5)	(1.1)	(0.9)
Proceeds from equipment, working capital notes, mortgages and other debt	—	1.6	—
Shares surrendered for tax withholding	(3.9)	(4.0)	(3.1)
Settlement of cross currency swap	—	—	(14.0)
Net cash provided by (used in) by financing activities	(193.2)	(177.9)	986.2
Effect of exchange rate changes on cash and cash equivalents	2.2	1.2	3.9
Net change in cash and cash equivalents	87.1	(1.7)	117.0
Cash and cash equivalents at beginning of year	167.3	169.0	52.0
Cash and cash equivalents at end of year	$254.4	$167.3	$169.0
Cash paid during the year for:
Interest paid on borrowings	$58.1	$68.8	$21.2
Income taxes paid	61.7	45.4	34.1
Non-cash Financing and Investing:
Acquisition of property, plant and equipment included in accounts payable	$4.3	$3.9	$3.4
Fair value of common stock and restricted stock issued for acquisition of business	—	—	1,458.7

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

Net Income/(Loss) Per Share

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2020	2019	2018
Shares used in net income per common share - basic	64.6	64.3	37.9
Incremental shares of unvested restricted common stock	—	0.2	0.5
Shares used in net income per common share - diluted	64.6	64.5	38.4
Shares excluded as their inclusion would be anti-dilutive	0.2	—	—

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Altra Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying value of the Altra Term Loan was $1,030.0 million at December 31, 2020 and the estimated fair value of the Altra term Loan was $1,024.9 million at December 31, 2020. There are currently no borrowings under the Altra Revolving Credit Facility. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $432.0 million at December 31, 2020. The Notes are classified as Level 2.

The Company determines the fair value of financial instruments using quoted market prices whenever available and classifies these investments as Level 1. When quoted market prices are not available for various types of financial instruments (such as derivative instruments), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. These investments are classified as Level 2. For cross-currency interest rate swaps and interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. See additional discussion of the Company’s use of financial instruments including cross-currency interest rate swaps and interest rate swaps included in Note 15.

In December 2020, the Company invested $5.0 million for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investment at its cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. This investment is considered a Level 3 asset based on the lack of observable inputs and is classified within other non-current assets in the consolidated balance sheets. The Company will monitor its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value.

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

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying consolidated statements of operations. Net foreign currency transaction gains and losses for the years ended December 31, 2020, 2019 and 2018 were inconsequential.

Trade Receivables

All trade account receivables are reported net of allowances for credit losses. The allowance for credit losses represents the Company’s best estimate of the credit losses expected from our trade account receivables over the life of the underlying assets. Assets with similar risk characteristics are pooled together for determination of their current expected credit losses. The Company regularly performs detailed reviews of its pooled assets to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

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

Depreciation of property, plant and equipment, including capital leases is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	7 to 45 years
Machinery and equipment	2 to 15 years
Finance lease	Life of lease

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

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using the discounted cash flow model and, where appropriate, the Company also uses the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, amortization (EBITDA) multiples and revenue multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate.  An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. Refer to Note 7 for additional discussion of the Company’s annual impairment review.

For our indefinite-lived intangible assets, mainly trademarks, we estimated the fair value first by estimating the total revenue attributable to the trademarks. Second, we estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 2.0%). We compared the estimated fair value of our trademarks with the carrying value of the trademarks. Refer to Note 7 for additional discussion of the Company’s annual impairment review.

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

Our sales revenue for product sales is recognized based on a point in time model, when control transfers to our customers, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location. Certain large distribution customers receive annual volume discounts, which are estimated at the time the sale is recorded based on the estimated annual sales. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns and are recorded as a reduction of net sales. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. See Note 2 (Revenue Recognition) to the consolidated financial statements for further disclosures regarding revenue.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $5.0 million, $6.6 million and $4.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We assess our income tax positions and record tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the consolidated statement of operations and included in accruals and other long-term liabilities in the Company’s consolidated balance sheet, when applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income/(loss) by component, January 1, 2018	$(0.4)	$(3.7)	$(45.8)	$(49.9)
Change in fair value of interest rate swap, net of tax	(6.2)	—	—	(6.2)
Pension adjustments, net of tax	—	(0.8)	—	(0.8)
Reclassification of pension adjustments, net of tax	—	4.3	—	4.3
Foreign currency translation adjustments	—	—	(12.7)	(12.7)
Change in fair value of net investment hedge, net of tax	—	—	(6.3)	(6.3)
Net current-period other comprehensive income/(loss)	(6.2)	3.5	(19.0)	(21.7)
Accumulated other comprehensive income/(loss) by component, December 31, 2018	$(6.6)	$(0.2)	$(64.8)	$(71.6)
Change in fair value of interest rate swap, net of tax	(9.9)	—	—	(9.9)
Pension adjustments, net of tax	—	(1.4)	—	(1.4)
Reclassification of pension adjustments, net of tax	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	(26.9)	(26.9)
Change in fair value of net investment hedge, net of tax	—	—	19.8	19.8
Net current-period other comprehensive income/(loss)	(9.9)	(1.3)	(7.1)	(18.3)
Accumulated other comprehensive income/(loss) by component, December 31, 2019	$(16.5)	$(1.5)	$(71.9)	$(89.9)
Change in fair value of interest rate swap, net of tax	(11.9)	—	—	(11.9)
Reclassification of interest rate swap to income, net of tax	6.9	—	—	6.9
Pension adjustments, net of tax	—	(2.6)	—	(2.6)
Reclassification of pension adjustments, net of tax	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	87.0	87.0
Change in fair value of net investment hedge, net of tax	—	—	31.2	31.2
Net current-period other comprehensive income/(loss)	(5.0)	(2.2)	118.2	111.0
Accumulated other comprehensive income/(loss) by component, December 31, 2020	$(21.5)	$(3.7)	$46.3	$21.1

Management identified a misstatement related to the classification of foreign currency translation adjustments associated with the net investment hedge for the years ended December 31, 2019 and 2018. As a result, the Company reclassified $19.8 million and $6.3 million, respectively, from Change in fair value of interest rate swap, net of tax in Gains and (losses) on cash flow hedges to Change in fair value of net investment hedge, net of tax in Cumulative foreign currency translation adjustment to reflect the correct presentation in the table above. This adjustment had no effect on the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018. Additionally, certain amounts related to the derivative financial instruments were reclassified in the Consolidated Statements of Comprehensive Income to conform with this presentation.

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

As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606-10-32-18 to not assess whether a contract has a significant financing component. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized product without alternative use for its customers, which would generally result in the transfer of control over time.  The Company has evaluated the amount of revenue subject to recognition over time and concluded that it is immaterial.

The following table disaggregates our revenue for each reportable segment. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Years Ended December 31,
	2020	2019	2018
Net Sales:
Power Transmission Technologies	$818.6	$907.7	$935.0
Automation & Specialty	911.8	931.0	241.7
Inter-segment eliminations	(4.4)	(4.6)	(1.4)
Net sales	$1,726.0	$1,834.1	$1,175.3

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Years Ended December 31,
	2020	2019	2018
North America (primarily U.S.)	$914.9	$1,036.5	$629.0
Europe excluding Germany	289.3	307.7	208.8
Germany	185.8	222.7	204.0
China	222.5	159.6	79.2
Asia and other (excluding China)	113.5	107.6	54.3
Total	$1,726.0	$1,834.1	$1,175.3

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

Payments received from customers are recorded as accounts receivable when an unconditional right to the consideration exists. A contract asset is recognized when the Company satisfies a performance obligation by transferring a promised good to the customer before consideration is due. A contract liability is recognized when consideration is received from a customer prior to the Company satisfying the related performance obligation.  Contract assets and contract liabilities are recognized in other current assets and other current liabilities, respectively, in the Company’s consolidated balance sheets.

The Company had inconsequential contract assets for the year to date periods ended December 31, 2020 and December 31, 2019, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended December 31, 2020 and December 31, 2019 are as follows:

	Years Ended December 31,
	2020	2019
Beginning balance	$8.4	$7.4
Closing balance	10.3	8.4
Increase	$1.9	$1.0

In the twelve-month period ended December 31, 2020 and December 31, 2019, respectively, all outstanding revenue has been recognized related to our contract liabilities at the beginning of the related period.

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

As of December 31, 2019, the allocation of the purchase price of the A&S Business was complete. The Company recorded $29.5 million of purchase price adjustments and certain measurement period adjustments for the year to date period ended December 31, 2019 resulting in an increase to goodwill in the amount of $47.5 million. The purchase price allocation below includes such adjustments.

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

The major acquired technology IPR&D relates to the next generation of valvetrain technologies, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations.  The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service.  There was no evidence of impairment to IPR&D as of December 31, 2020.

4. Lease Accounting

All leases are presented under ASU 2016-02. We lease property and equipment under finance and operating leases. At December 31, 2020, the Company’s right-of-use (“ROU”) assets and lease liabilities for operating and finance leases totaled approximately $41.3 and $43.4 million, respectively.  At December 31, 2019, the Company’s ROU assets and lease liabilities for operating and finance leases totaled approximately $36.6 and $38.7 million, respectively. Finance lease ROU assets are included in non-current other assets and finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

Quantitative information regarding the Company’s leases is as follows:

	Years Ended December 31,
	2020	2019
Lease cost(1):
Operating lease cost	14.2	14.3
Short-term lease cost	0.3	0.1
Total lease cost	$14.5	$14.4

(1)	Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub-lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2021	$14.6	$0.2
2022	12.0	0.1
2023	8.6	—
2024	5.2	—
2025	3.2	—
After 2025	2.8	—
Total lease payments	46.4	0.3
Less interest	(3.3)	—
Present value of lease liabilities	$43.1	$0.3

	Years Ended December 31,
	2020	2019
Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	$14.6	$14.5
Financing cash flows from finance leases	$—	$—
Weighted average remaining lease term - finance leases (in years)	1.83	2.83
Weighted average remaining lease term - operating leases (in years)	3.53	4.23
Average discount rate - finance leases	5.50%	5.50%
Average discount rate - operating leases	3.56%	3.51%

5.    Inventories

Inventories consisted of the following:

	Years Ended December 31,
	2020	2019
Raw materials	$95.2	$104.2
Work in process	22.1	22.4
Finished goods	93.1	95.9
	$210.4	$222.5

6.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Years Ended December 31,
	2020	2019
Land	$44.6	$42.7
Buildings and improvements	149.7	141.3
Machinery and equipment	466.8	433.2
	661.1	617.2
Less-Accumulated depreciation	(316.9)	(262.8)
	$344.2	$354.4

The Company recorded $57.8 million, $58.0 million and $34.8 million of depreciation expense in the years ended December 31, 2020, 2019, and 2018, respectively.

In 2018, the Power Transmission Technologies segment closed a facility in Milan, Italy.  The building was sold in the first quarter of 2019 at a loss of $0.3 million.

7.   Goodwill and Intangible Assets

Annual impairment assessment

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. During 2020, the Thomson reporting unit experienced lower than anticipated financial results primarily due to the impacts of the COVID-19 pandemic. As of December 31, 2020, the Thomson reporting unit had a goodwill balance of $441.9 million, out of a total goodwill balance of $1.6 billion. The Thomson reporting unit’s fair value exceeds its carrying value by less than 10% as of the annual goodwill impairment date. All other reporting units have fair values that exceed their carrying value by 10% or more.

Interim impairment assessment

During the first quarter of 2020, the Company considered the economic impact of the COVID-19 pandemic to be a triggering event for the JVS reporting unit and, as a result, the Company performed an interim impairment review. As a result of both the COVID-19 related economic downturn and its impact on JVS’s anticipated financial results, the Company concluded that it was more likely than not that the JVS reporting unit’s carrying value exceeded its fair value and performed an interim impairment review for both JVS’s goodwill and tradename intangible asset. As a result of the interim impairment testing performed, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, at March 31, 2020.

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

• Market-based discount rates; and

• Reduced EBITDA multiple, due to current market conditions.

The changes in the carrying value of goodwill by segment for the years ended December 31, 2020 and 2019 are as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$441.9	$1,252.2	$1,694.1
Accumulated impairment loss (1)	(31.8)	—	(31.8)
Balance January 1, 2019	$410.1	$1,252.2	$1,662.3
Impact of changes in foreign currency and other	(2.1)	(12.8)	(14.9)
Measurement period adjustment related to acquisition of the A&S Business	2.1	45.4	47.5
Balance December 31, 2019	410.1	1,284.8	1,694.9
Impact of changes in foreign currency and other	10.5	29.7	40.2
Goodwill impairment charge	—	(139.1)	(139.1)
Balance December 31, 2020	$420.6	$1,175.4	$1,596.0

(1) As a result of the annual goodwill impairment review in 2008, the Company determined that goodwill was impaired and recorded a pre-tax charge of $31.8 million.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$259.7	$—	$259.7	$260.0	$—	$260.0
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,220.2	195.0	1,025.2	1,187.7	137.8	1,049.9
Product technology and patents	211.2	52.5	158.7	210.0	33.5	176.5
Total intangible assets	$1,707.1	$247.5	$1,459.6	$1,673.7	$171.3	$1,502.4

(1) The change in Cost of Tradenames and trademarks is a result of the $8.4 million impairment charge in the quarter ended March 31, 2020 related to the JVS reporting unit, offset by the impact of foreign currency.

The Company recorded $69.8 million, $70.4 million, and $25.2 million of amortization for the years ended December 31, 2020, 2019 and 2018, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 3 to 29 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 21 years.

The estimated amortization expense for intangible assets is approximately $69.7 million in 2021, $70.7 million in 2022, $70.7 million in 2023, $70.7 million in 2024, $70.7 million in 2025, and $831.4 million thereafter.

8.   Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$10.0	$9.4	$7.5
Accrued current period warranty expense	3.5	4.0	2.4
Acquired warranty reserve	—	—	6.6
Payments and adjustments	(3.9)	(3.4)	(7.1)
Balance at end of year	$9.6	$10.0	$9.4

9.   Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	Years Ended December 31,
	2020	2019	2018
Domestic	$(38.1)	$39.6	$(7.5)
Foreign	42.1	108.6	59.2
Total	$4.0	$148.2	$51.7

The components of the provision for income taxes consist of the following:

	2020	2019	2018
Current:
Federal	$14.5	$16.6	$7.6
State	2.2	4.6	1.4
Non-U.S.	41.1	32.9	17.5
	57.8	54.1	26.5
Deferred:
Federal	(15.3)	(6.7)	(5.7)
State	(2.1)	(5.2)	(0.7)
Non-U.S.	(10.9)	(21.2)	(3.7)
	(28.3)	(33.1)	(10.1)
Provision for income taxes	$29.5	$21.0	$16.4

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	2020	2019	2018
Tax at U.S. federal income tax rate	$0.9	$31.1	$10.9
State taxes, net of federal income tax effect	0.3	1.8	0.4
Other changes in tax rate	(0.2)	(10.6)	(0.3)
Nondeductible transaction costs	—	—	3.1
Foreign taxes	3.9	0.7	1.5
Global intangible low-taxed income	(2.1)	1.3	1.1
Valuation allowance	0.5	0.1	0.4
Tax credits and incentives	(2.5)	(2.6)	(1.2)
Impairment of goodwill	29.0	—	—
Other	(0.3)	(0.8)	0.5
Provision for income taxes	$29.5	$21.0	$16.4

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2017. Additionally, the Company has indemnification agreements with the sellers of the A&S Business, Guardian, Svendborg, Lamiflex, Bauer, and Stromag entities that may provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

The Company does not have any unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018.  Interest and penalties related to unrecognized tax benefits are recognized in income tax expense, if applicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Post-retirement obligations	$6.2	$5.1
Tax credits	1.8	1.2
Expenses not currently deductible	28.5	21.0
Net operating loss carryover	5.9	5.7
Debt and derivative instruments	2.2	8.3
Operating lease liabilities	9.2	8.8
Other	3.2	2.8
Total deferred tax assets	57.0	52.9
Valuation allowance for deferred tax assets	(4.8)	(4.2)
Net deferred tax assets	52.2	48.7
Deferred tax liabilities:
Property, plant and equipment	38.1	39.5
Intangible assets	343.4	352.4
Goodwill	9.5	9.3
Operating lease right of use asset	8.8	8.4
Other	7.1	5.2
Total deferred liabilities	406.9	414.8
Net deferred tax liabilities	$354.7	$366.1

On December 31, 2020 the Company had state net operating loss (NOL) carry forwards of $19.6 million, which expire between 2025 and 2038, and non U.S. NOL and capital loss carryforwards of $20.5 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.4 million available to reduce future income taxes that expire between 2020 and 2034.

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

As of December 31, 2020, the Company has approximately $295.8 million of undistributed earnings in its foreign subsidiaries. During the fourth quarter of 2020, the Company determined that approximately $197.1 million of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $98.7 million of undistributed earnings from non-U.S. subsidiaries as of December 31, 2020 which are indefinitely reinvested in operations. As a result of the multiple avenues to repatriate earnings to minimize the tax cost, and further given that a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

In March 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the globe, the United States Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. In December 2020, Congress passed a second relief package, the Consolidated Appropriations Act, 2021. The enactment period impacts to the Company were immaterial to income tax expense.
10.	Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain active employees.

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Change in benefit obligation:
Obligation at beginning of year	$42.2	$63.2	$43.1
Acquired benefit obligation	—	—	40.1
Service cost	0.7	0.5	0.3
Interest cost	0.3	0.6	0.5
Contributions	0.2	0.2	0.0
Settlement transfer to third party (1)	—	(19.4)	(18.1)
Actuarial (gains) losses	2.4	(0.4)	1.0
Amendments	0.9	(0.7)	—
Foreign exchange effect	4.0	(0.2)	(1.3)
Benefits paid	(2.4)	(1.6)	(2.4)
Obligation at end of year	$48.3	$42.2	$63.2
Change in plan assets:
Fair value of plan assets, beginning of year	$11.4	$31.2	$18.0
Acquired plan assets	—	—	31.3
Settlement transfer to third party (2)	—	(19.4)	(17.9)
Actual return on plan assets	0.6	(0.7)	0.1
Contributions	0.6	0.5	0.2
Foreign exchange effect	1.1	0.2	0.3
Benefits paid	(0.8)	(0.4)	(0.8)
Fair value of plan assets, end of year	$12.9	$11.4	$31.2
Unfunded status	35.4	30.8	32.0
Amounts recognized in the balance sheet consist of:
Total non-current liabilities	$35.4	$30.8	$32.0

(1) For the year ended December 31, 2019, represents settlement transfer to a third party for $19.4 million related to the Company’s Swiss Plan. For the year ended December 31, 2018, represents settlement transfer to a third party for $18.1 million related to the Company's US Plan.

(2) For the year ended December 31, 2019, represents settlement transfer to a third party for $19.4 million related to the Company’s Swiss Plan. For the year ended December 31, 2018, represents settlement transfer to a third party for $17.9 million related to the Company's US Plan.

For the pension plan presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets.

Certain, primarily unionized, employees are entitled to limited grandfathered postretirement benefits (medical, dental, and life insurance coverage). The accumulated benefit obligation for the post-retirement benefit plans, which are not funded, at December 31, 2020, 2019 and 2018 are $6.0 million, $5.9 million and $6.0 million respectively. The balances are included within other long-term liabilities on the consolidated balance sheet. The Company recorded an inconsequential amount of income for of the years ended December 31, 2020, 2019 and 2018.

The key economic assumptions used in the computation of the respective benefit obligations at December 31, 2020, 2019 and 2018, presented below are as follows:

	Non-US Pension Benefits
	2020	2019	2018
Discount rate	0.61%	1.10%	1.20%
Rate of compensation increase	2.10%	2.01%	2.01%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Non-US Plans
	Years Ended December 31,
	2020	2019	2018
Service cost	$0.7	$0.5	$0.3
Interest cost	0.3	0.6	0.5
Expected return on plan assets	(0.5)	(1.1)	(0.3)
Amortization of actuarial losses and prior year service costs	0.4	0.1	0.1
Net periodic benefit cost	$0.9	$0.1	$0.6

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Non-US Plan
	Years Ended December 31,
	2020	2019	2018
Discount rate	1.86%	0.91%	2.50%
Rate of compensation increase	2.63%	1.75%	1.97%
Expected return on plan assets	3.70%	3.75%	2.50%

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

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2020, 2019 and 2018 consist of the following:

	Years Ended December 31,
	2020	2019	2018
Unrecognized actuarial (loss) gain	$(4.2)	$(2.1)	$(0.2)
Unrecognized prior service credit	0.5	0.6	—
Accumulated other comprehensive (loss) income (net of $1.0 million, $0.6 million and $0.0 million of tax benefit, respectively)	$(3.7)	$(1.5)	$(0.2)

The unrecognized prior service cost included in accumulated other compressive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2021 is $0.1 million (net of $0.0 million tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2021 is $0.5 million (net of $0.2 million of tax).

Other changes recognized in other comprehensive income (loss) in the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Incurred net actuarial (loss) gain	$(2.6)	$(1.4)	$(0.8)
Amortization of prior service credit	(0.1)	(0.1)	—
Amortization of net actuarial (loss) gain	0.5	0.2	—
Settlement recognition of net actuarial (loss)	—	—	4.3
Total recognized in accumulated other comprehensive (loss) income (net of $0.5 million, $0.8 million and ($0.1 million) of tax (provision)/benefit, respectively)	$(2.2)	$(1.3)	$3.5

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2020, 2019 and 2018 by asset category is as follows:

	Years Ended December 31,
	2020	2019	2018
Asset Category:
Cash and cash equivalents (Level 1)	$0.8	$0.8	$1.8
Fixed income (Level 1)	3.8	3.5	8.3
Investment grade (Level 2)	4.4	3.9	9.8
Other private investments (Level 3)	3.9	3.2	11.3
Total assets at fair value	$12.9	$11.4	$31.2

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

Pension Benefits
Expected benefit payments (from plan assets)
2021	$2.3
2022	2.3
2023	2.1
2024	2.1
2025	2.2
Thereafter	10.7

The Company has no minimum cash funding requirements associated with its pension plans for years 2021 through 2025.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $11.4 million, $10.0 million and $5.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

11.   Long-Term Debt

	Years Ended December 31,
	2020	2019
Debt:
Term loan	$1,030.0	$1,190.0
Notes	400.0	400.0
Mortgages and other	12.9	13.5
Capital leases	0.3	0.5
Total gross debt	1,443.2	1,604.0
Less: debt discount and deferred financing costs	(18.5)	(22.2)
Total debt, net of deferred financing costs	1,424.7	1,581.8
Less current portion of long-term debt	(16.6)	(18.0)
Total long-term debt	$1,408.1	$1,563.8

2018 Credit Agreement and Notes

On October 1, 2018 (the “A&S Closing Date”), upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018 and is payable semi-annually commencing on April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

On the A&S Closing Date, the Company entered into a new Credit Agreement (the “Altra Credit Agreement”). The Altra Credit Agreement provides for a seven-year senior secured term loan in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate Fortive’s transfer of certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries’ assumption of substantially all of the liabilities associated with the transferred assets, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the 2015 Credit Agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes. Any proceeds of the Altra Term Loan Facility not used may be used for general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by the Company and certain of its domestic subsidiaries, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Term Loan Facility and the Revolving Credit Facility was 2.146% at December 31, 2020.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020 the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended December 31, 2020, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of December 31, 2020, the Company had $1,030.0 million outstanding on the Altra Credit Agreement.  As of December 31, 2020 and 2019, the Company had $4.5 million and $4.4 million in letters of credit outstanding, respectively. The Company had $295.5 million available to borrow under the Altra Credit Facilities at December 31, 2020, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

Second Amended and Restated Credit Agreement

Prior to the Altra Credit Facilities, the Company maintained a credit facility in the amount of $425 million under that certain Second Amended and Restated Credit Agreement (the “2015 Credit Agreement”) by and among the Company, Altra Industrial Motion Netherlands, B.V., one of the Company’s foreign subsidiaries, the lenders party thereto from time to time, J.P, Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent.

On October 1, 2018, in connection with the Fortive Transaction and entering into the Altra Credit Agreement, the 2015 Credit Agreement, was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.00% to 2.5%, with various quarterly and monthly installments through 2028.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million and $0.5 million at December 31, 2020 and 2019, respectively. Assets subject to capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2020 or 2019 under any of the overdraft agreements.

Working Capital Line of Credit

Two foreign subsidiaries of the Company have lines of credit used for operating purposes. As of December 31, 2020, the Company had 13.5 million Turkish Lira, or $1.8 million, and 3.2 million Chinese RMB, or $0.5 million, outstanding on each line of credit respectively.

Maturities on Long-Term Borrowings

Maturities on long-term borrowings are as follows:	Amount
2021	$16.4
2022	14.7
2023	14.0
2024	13.7
2025	13.7
Thereafter	1,370.4

12.    Stockholders’ Equity

Common Stock (shares not in thousands)

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of December 31, 2020 and 2019, there were 64,676,567 and 64,222,603 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2020, 2019, or 2018.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was 4,357,624 as of December 31, 2020.

The restricted stock and restricted stock units issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided that the vesting of the restricted stock or restricted stock units may accelerate upon the occurrence of certain events. Restricted stock and restricted stock units awarded under the 2014 Plan are generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements.

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2020, 2019 and 2018 was $13.2 million, $13.6 million, and $8.1 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $19.3 million as of December 31, 2020, and will be recognized over a weighted average remaining period of three years.

Automation & Specialty Awards

In October 2018, the Company issued 536,030 restricted stock units to certain Automation & Specialty employees as a result of the acquisition and in accordance with the terms of the Employee Matters Agreement. The aggregate fair value of these awards totaled $21 million. Based upon the vesting provisions of these awards, $3.1 million of the fair value attributed to preacquisition services of the A&S employees and was recognized as purchase price consideration. The remaining compensation will be recognized over the remaining service period.

Stock Options

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019
Expected term (in years)	6.00	6.00
Expected volatility factor	30.37%	28.55%
Risk free interest rate	1.42%	2.52%
Expected dividend yield	1.95%	2.22%

The expected life of the options was calculated using the simplified method. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for options granted is based on the historical volatility of the Company's common stock price over the expected life of the options. The weighted average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield uses the most recent quarterly dividend and the stock price as of the grant date, annualized and continuously compounded.

The following table summarizes the stock option activity under the Company’s plan for the year ended December 31, 2020:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2020		271.7	$30.65
Granted		214.5	34.78
Exercised		(9.1)	31.57
Canceled/Forfeited		(16.4)	32.81
Outstanding at December 31, 2020	8.6	460.7	$32.48	$10.6
Exercisable at December 31, 2020	8.4	161.6	$31.79	$3.8
Vested and expected to vest at December 31, 2020	8.6	278.0	$32.83	$6.3

The intrinsic value of options exercised during the year ended December 31, 2020 was $0.1 million. Cash proceeds from the exercise of stock options for the year ended December 31, 2020 was $0.3 million.

Restricted Stock Units

The following table summarizes the Restricted Stock Unit (“RSU”) activity under the Company’s plan for the year ended December 31, 2020:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2020	586.5	$35.80
Granted	227.0	35.40
Vested	(246.2)	36.85
Canceled/Forfeited	(51.5)	35.98
Unvested at December 31, 2020	515.8	$35.11	$28.6

The total fair value and total intrinsic value of RSUs vested during the year ended December 31, 2020 was $9.1 million and $9.4 million, respectively.

Performance Share Awards

During fiscal 2020 and 2019, the Company granted Performance Share Awards (“PSAs”) to certain of its officers and employees. The performance objective of the PSAs measures the Total Shareholder Return (“TSR”) against the TSR for a peer group of companies over a measurement period of three years from the time of grant. Award payouts for the PSAs are based on the percentile rank of the Company’s TSR compared to the TSR of peer group companies over the performance period. PSAs awarded prior to October 1, 2018 were fixed and converted to unvested shares of restricted stock upon the consummation of the Fortive Transaction, which constituted a change in control under the Company’s Performance Share Award agreements. Although these PSAs converted to unvested shares of restricted stock, the activity is disclosed in the following table which summarizes the PSA activity under the Company’s plan for the year ended December 31, 2020:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2020	199.8	$35.35
Granted	110.9	34.35
Vested	(33.3)	40.27
Canceled/Forfeited	(9.4)	33.10
Unvested at December 31, 2020	268.0	$34.38	$14.9

The total fair value and total intrinsic value of PSAs vested during the year ended December 31, 2020 was $1.3 million and $1.2 million, respectively.

The fair value of PSAs is determined utilizing the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model, which were based on historical data and standard industry valuation practices and methodology:

	Years Ended December 31,
	2020	2019
PSA fair value per share	$34.35	$32.02
Expected volatility factor	34.23%	28.72%
Risk free interest rate	1.35%	2.47%
Expected dividend yield	0.00%	0.00%

Share Repurchase Program

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This program expired effective December 31, 2019.

13.   Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2020, 2019 and 2018.

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

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. In 2020, the Company recognized $0.5 million in restructuring expense related to headcount reduction. The amounts for 2019 were comprised of $1.8 million related to headcount reduction, $1.5 million in facility consolidation costs, $1.5 million in relocation costs, and $0.9 million in other restructuring expenses. The amounts for 2018 were comprised of $2.5 million related to headcount reduction, $0.6 million in facility consolidation costs, $0.3 million in relocation costs, and $0.8 million in other restructuring expenses.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $5 - $7 million in restructuring expenses related to workforce reductions, lease termination costs and other facility rationalization costs under the 2019 Altra Plan over the next three years. For the year to date period ended December 31, 2020, the Company recorded approximately $5.0 million in expenses related to workforce reductions, $0.6 million in expenses related to facilities consolidation and relocation costs, and $1.3 million in other restructuring expense related charges. For the year to date period ended December 31, 2019, the Company recorded approximately $5.9 million in expenses related to workforce reductions, $1.5 million in expenses related to facilities consolidation and relocation costs, and $1.0 million in other restructuring expense related charges.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2018 and December 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2018	$1.0	$—	$1.0
Restructuring expense incurred	4.4	—	4.4
Cash payments	(3.5)	—	(3.5)
Balance at December 31, 2018	1.9	—	1.9
Restructuring expense incurred	5.7	8.4	14.1
Cash payments	(6.1)	(5.8)	(11.9)
Balance at December 31, 2019	1.5	2.6	4.1
Restructuring expense incurred	0.5	6.9	7.4
Cash payments	(1.5)	(7.7)	(9.2)
Balance at December 31, 2020	$0.5	$1.8	$2.3

The total accrued restructuring reserve as of December 31, 2020 relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2017 Altra Plan and 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet.

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$4.2	$4.7
Automation & Specialty	—	2.7	2.7
Expense for the year ending December 31, 2020	$0.5	$6.9	$7.4

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$5.7	$0.8	$6.5
Automation & Specialty	—	7.6	7.6
Expense for the year ending December 31, 2019	$5.7	$8.4	$14.1

The Company incurred $4.4 million of restructuring expense under the 2017 Altra Plan for the year ending December 31, 2018, related to the Power Transmission Technologies segment.

15.   Derivative Financial Instruments

The Company may manage changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For cross-currency interest rate swaps, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. Both cross-currency interest rate swaps and interest rate swaps are Level 2 investments. Refer to Note 1 for a description of the fair value levels. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC 815, Derivatives.

Cross-Currency Interest Rate Swaps

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.  During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross-currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. Through the date of the termination of the cross-currency interest rate swaps, the Company recorded a gain in AOCIL of approximately $31.2 million, net of $9.9 million of tax. For the year ended December 31, 2019, the Company recorded a gain in AOCIL of approximately $19.8 million, net of $3.6 million of tax. For the year ended December 31, 2018, the Company recorded a loss in AOCIL of approximately $6.3 million, net of $2.1 million tax benefit.

During 2016 and through 2018, the Company utilized cross-currency interest rate swaps to mitigate foreign currency and interest rate cash flow exposure related to its non-functional currency long-term debt held at the Company’s wholly owned Dutch subsidiary.  The currency adjustments related to this loan were recorded in Other non-operating (income) expense, net. The offsetting gains and losses on the related derivative contracts were recorded in other non-operating (income) expense, net. In December of 2016 the Company entered into a cross-currency interest rate swap that converted $100.0 million of U.S. dollar denominated floating interest payments to functional currency (euro) fixed interest payments during the life of the hedging instrument. The Company designated the $100.0 million swap as a cash flow hedge, with the effective portion of the gain or loss on the derivative reported as a component of AOCIL and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings.  In addition, the Company entered into a cross-currency interest rate swap that converted an additional $40.0 million of the U.S. dollar denominated floating interest payments to functional currency (euro) floating interest payments during the life of the hedging instruments. On October 2, 2018, the Company terminated both the $100 million and the $40 million cross-currency interest rate swap agreements and paid approximately $14.0 million to settle the swap agreements.

Interest Rate Swaps

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings. This interest rate swap matured on January 31, 2020.  Additionally, in December 2018, the Company entered into an interest rate swap agreement designed to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the Altra Credit Agreement.

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

During the second quarter of 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. Through the date of the termination of the interest rate swap, the Company recorded a loss in AOCIL of approximately $11.9 million, net of $3.8 million of tax benefit. For the years ended December 31, 2019 and 2018 the Company recorded a loss in AOCIL of approximately $9.9 million, net of $1.7 million of tax benefit and $6.2 million, net of $1.2 million of tax benefit, respectively. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company recorded $11.5 million, $3.3 million and $0.2 million of net interest expense for the year to date periods ended December 31, 2020, 2019 and 2018, respectively. Approximately $9.0 million ($6.9 million net of tax) of the net interest expense is non-cash amortization, due to the termination of the interest rate swap, reclassified from AOCIL for the year to date period ended December 31, 2020.

The following table summarizes the location and fair value of the Company's cash flow hedges in the consolidated balance sheet (in millions).

		Years Ended December 31,
	Balance Sheet Location	2020	2019

Designated as hedging instruments:
Cross-currency swap agreements	Other long-term (asset)/liabilities	$—	$(15.0)
Interest rate swap agreement	Other long-term liabilities	—	19.0

The following table summarizes the balance of the Company's derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain/(Loss) in AOCIL
	2020	2019
Cash flow hedge:
Interest rate swap agreement	$(25.7)	$(19.0)

16.	Commitments and Contingencies

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2020 or 2019.

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

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations.  Our operations are organized in two reporting segments that are aligned with key product types and end markets served, Power Transmission Technologies and Automation & Specialty:

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

•	Automation & Specialty. Our Automation & Specialty segment consists of four key brands:

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

o

Jacobs Vehicle Systems (JVS): Provides renowned “Jake Brake” diesel engine braking systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes. These products are primarily used in heavy duty Class 8 truck engine applications.

The segment information presented below for the prior periods has been reclassified to conform to the new presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2020	2019	2018
Net Sales:
Power Transmission Technologies	$818.6	$907.7	$935.0
Automation & Specialty	911.8	931.0	241.7
Inter-segment eliminations	(4.4)	(4.6)	(1.4)
Net sales	$1,726.0	$1,834.1	$1,175.3
Income from operations:
Segment earnings:
Power Transmission Technologies	$97.5	$113.5	$118.2
Automation & Specialty	(10.4)	132.3	27.9
Corporate	(2.2)	(7.6)	(55.0)
Restructuring and consolidation costs	(7.4)	(14.1)	(4.4)
Income from operations	77.5	224.1	86.7
Other non-operating (income) expense:
Loss on partial settlement of pension plan	—	—	5.1
Net interest expense	72.1	73.8	28.6
Loss on extinguishment of convertible debt	—	—	1.2
Other non-operating expense (income), net	1.4	2.1	0.1
	73.5	75.9	35.0
Income before income taxes	4.0	148.2	51.7
Provision for income taxes	29.5	21.0	16.4
Net income/(loss)	$(25.5)	$127.2	$35.3

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs, acquisition related expenses and impairment of intangibles.

Selected information by segment (continued)

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization:
Power Transmission Technologies	$32.9	$33.6	$33.8
Automation & Specialty	91.5	92.0	22.9
Corporate	3.2	2.8	3.3
Total depreciation and amortization	$127.6	$128.4	$60.0

	Years Ended December 31,
	2020	2019
Total assets:
Power Transmission Technologies	$1,063.3	$1,063.1
Automation & Specialty	2,997.3	3,128.4
Corporate	147.5	92.2
Total assets	$4,208.1	$4,283.7

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019
North America (primarily U.S.)	$914.9	$1,036.5	$629.0	$191.1	$203.4
Europe excluding Germany	289.3	307.7	208.8	52.6	50.6
Germany	185.8	222.7	204.0	63.9	63.1
China	222.5	159.6	79.2	23.3	22.2
Asia and other (excluding China)	113.5	107.6	54.3	13.3	15.1
Total	$1,726.0	$1,834.1	$1,175.3	$344.2	$354.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

18.   Subsequent Events

On February 10, 2021, the Company declared a dividend of $0.06 per share for the quarter ended March 31, 2021, payable on April 2, 2021 to stockholders of record as of March 18, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.    Disclosure Controls and Procedures

As of December 31, 2020, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

February 26, 2021

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2021 Proxy Statement to be filed no later than 120 days after December 31, 2020.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive 2021 Proxy Statement to be filed no later than 120 days after December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2021 Proxy Statement to be filed no later than 120 days after December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2021 Proxy Statement to be filed no later than 120 days after December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2021 Proxy Statement to be filed no later than 120 days after December 31, 2020.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i.	Consolidated Balance Sheets as of December 31, 2020 and 2019
ii.	Consolidated Statements of Operations for the Fiscal Years ended December 31, 2020, 2019 and 2018
iii.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2020, 2019 and 2018
iv.	Consolidated Statements of Stockholders’ Equity as of December 31, 2020, 2019 and 2018
v.	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2020, 2019 and 2018

(2) Financial Statement Schedule

ii.	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits List

Number	Description

2.1(1)	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and CPT Acquisition Corp., a subsidiary of Altra Holdings, Inc. (P)

2.2(1)	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc. (P)

2.8(12)	Master Sale and Purchase Agreement, dated December 30, 2016, between GKN Industries Limited and Altra Industrial Motion Corp.

3.1(3)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(16)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra Industrial Motion Corp., as filed with the Secretary of State of the State of Delaware

3.3(4)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.4(8)

Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(3)	Form of Common Stock Certificate.

4.2(6)	Indenture, dated March 7, 2011, among Altra Holdings, Inc., the Guarantors party thereto and Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.4(16)

Supplemental Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., Altra Industrial Motion Corp., the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.5(18)	Description of Securities

10.2(5)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.3(7)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.4(4)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.5(10)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.6(1)	Altra Holdings, Inc. 2004 Equity Incentive Plan.† (P)

10.7(2)	Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.8(3)	Second Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.9(9)	The March 2012 Amendment to Altra Holdings, Inc. 2004 Equity Incentive Plan.†

10.10(1)	Form of Altra Holdings, Inc. Restricted Stock Award Agreement under Altra Holdings Inc.’s 2004 Equity Incentive Plan and the amendments thereto.† (P)

10.11(6)	Purchase Agreement dated March 1, 2011 among Altra Holdings, Inc., the Guarantors party thereto, Jefferies & Company, Inc. and J.P. Morgan Securities LLC.

10.12(12)

Second Amended and Restated Credit Agreement, dated as of October 22, 2015, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

10.13(13)

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2016, among Altra Industrial Motion Corp. and certain of its subsidiaries., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

Number	Description

10.14(12)

Omnibus Reaffirmation and Ratification, and Amendment of Collateral Documents dated as of October 22, 2015, by and among Altra Industrial Motion Corp. and certain of its subsidiaries, the lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.15(8)	Pledge and Security Agreement, dated November 20, 2012, among Altra Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent #

10.16(8)	Patent Security Agreement, dated November 20, 2012, among certain subsidiaries of Altra Industrial Motion, Inc. in favor of JPMorgan Chase Bank, N.A. #

10.17(8)	Trademark Security Agreement, dated November 20, 2012, among Altra Industrial Motion, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A.

10.18(12)	Patent Security Agreement, dated October 22, 2015, by Warner Electric Technology LLC in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.19(12)

Trademark Security Agreement, dated October 22, 2015, among Ameridrives International, LLC, Boston Gear LLC, Inertia Dynamics, LLC and TB Wood’s Incorporated in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.

10.20(17)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan, as amended and restated.†

10.21(19)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.22(19)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.23(14)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive corporations, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.24(15)	A&R Commitment Letter, dated as of March 28, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.25(15)	Employee Matters Agreement, dated as of March 7, 2018 among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.26(16)	Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.27(16)	Transition Services Agreement, dated as of October 1, 2018, among Fortive corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.28(16)	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

10.29(16)

Credit Agreement, dated as of October 1, 2018, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.30(11)	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †

10.31(11)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †

10.32(11)	Form of Altra Industrial Motion Corp.’s Nonqualified Stock Option Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated †

10.33	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†*

10.34	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †*

21.1	Subsidiaries of Altra Industrial Motion Corp.*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Number	Description

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.
(2)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 29, 2006.
(3)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.
(4)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.
(5)	Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.
(6)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(7)	Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.
(8)	Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.
(9)	Incorporated by reference to Altra Holdings, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2012.
(10)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.
(11)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 24, 2020.
(12)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016
(13)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 24, 2017.
(14)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.
(15)	Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 5, 2018.
(16)	Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.
(17)	Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 26, 2020.
(18)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2019.
(19)	Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2018	$4.5	$1.5	$(0.4)	$5.6
For the year ended December 31, 2019	5.6	0.9	(1.4)	5.1
For the year ended December 31, 2020	$5.1	$0.0	$(0.2)	$4.9

Exhibit Index

Number	Description

10.33	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.

10.34	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated.

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 26, 2021	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2021	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

February 26, 2021	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Executive Vice President and Chief Financial
Officer

February 26, 2021	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

February 26, 2021	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

February 26, 2021	By:	/s/ Scott Hall
		Name:	Scott Hall
		Title:	Director

February 26, 2021	By:	/s/ Nicole Parent Haughey
		Name:	Nicole Parent Haughey
		Title:	Director

February 26, 2021	By:	/s/ Margot Hoffman
		Name:	Margot Hoffman
		Title:	Director

February 26, 2021	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

February 26, 2021	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

February 26, 2021	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director