Form 10-Q
period 2021-03-31
Altra Industrial Motion Corp.
filed 2021-05-03
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 64,790,562 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249.4	$254.4
Trade receivables, less allowance for credit losses of $4.6 and $4.9 million at March 31, 2021 and December 31, 2020, respectively	259.0	240.8
Inventories	222.7	210.4
Income tax receivable	9.3	6.9
Prepaid expenses and other current assets	40.5	35.7
Total current assets	780.9	748.2
Property, plant and equipment, net	333.2	344.2
Goodwill, net	1,575.3	1,596.0
Intangible assets, net	1,425.2	1,459.6
Deferred income taxes	2.5	4.9
Other non-current assets	13.0	14.2
Operating lease right of use assets	37.4	41.0
Total assets	$4,167.5	$4,208.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172.7	$163.6
Accrued payroll	60.6	76.2
Accruals and other current liabilities	77.6	73.0
Income tax payable	15.3	17.9
Current portion of long-term debt	16.6	16.6
Operating lease liabilities	12.6	13.3
Total current liabilities	355.4	360.6
Long-term debt, net of current portion	1,388.3	1,408.1
Deferred income taxes	354.1	359.6
Pension liabilities	33.5	35.4
Long-term taxes payable	2.7	3.6
Other long-term liabilities	14.9	14.3
Operating lease liabilities, net of current portion	26.8	29.8

Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 64,770,540 and 64,676,567 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	0.1	0.1
Additional paid-in capital	1,706.4	1,706.0
Retained earnings	304.8	269.5
Accumulated other comprehensive income/(loss)	(19.5)	21.1
Total stockholders’ equity	1,991.8	1,996.7
Total liabilities and stockholders’ equity	$4,167.5	$4,208.1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Net sales	$472.1	$434.2
Cost of sales	300.4	281.2
Gross profit	171.7	153.0
Operating expenses:
Selling, general and administrative expenses	89.8	87.1
Impairment of goodwill and intangible asset	—	147.5
Research and development expenses	15.9	14.8
Restructuring costs	0.9	1.6
	106.6	251.0
Income from operations	65.1	(98.0)
Other non-operating income and expense:
Interest expense, net	16.9	17.4
Other non-operating expense/(income), net	(1.5)	(1.5)
	15.4	15.9
Income/(Loss) before income taxes	49.7	(113.9)
Provision for income taxes	10.5	2.7
Net income/(loss)	$39.2	$(116.6)
Weighted average shares, basic	64.7	64.5
Weighted average shares, diluted	65.3	64.5
Net income/(loss) per share:
Basic	$0.61	$(1.81)
Diluted	$0.60	$(1.81)
Cash dividend declared per share	$0.06	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in millions

	Quarter Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Net Income/(loss)	$39.2	$(116.6)
Other Comprehensive income:
Change in fair value of interest rate swap, net of tax	—	(11.7)
Reclassification of interest rate swap, net of tax	2.4	—
Pension liability adjustment, net of tax	—	(0.1)
Change in fair value of net investment hedge, net of tax	—	31.3
Foreign currency translation adjustment	(43.0)	(58.4)
Total other comprehensive income/(loss):	(40.6)	(38.9)
Comprehensive income/(loss)	$(1.4)	$(155.5)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in millions

	Year to Date Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$39.2	$(116.6)
Adjustments to reconcile net income/(loss) to net operating cash flows:
Depreciation	13.1	14.6
Amortization of intangible assets	17.6	17.5
Amortization of deferred financing costs	1.2	1.1
Gain on foreign currency, net	(0.2)	(2.1)
Accretion of debt discount	0.1	0.1
Non-cash amortization of interest rate swap expense	3.1	—
Impairment of goodwill and intangible asset	—	147.5
Loss on disposal and other	0.1	—
Stock-based compensation	3.5	3.3
Changes in assets and liabilities:
Trade receivables	(21.5)	(4.7)
Inventories	(15.5)	(11.8)
Accounts payable and accrued liabilities	5.7	(0.9)
Other current assets and liabilities	(10.7)	(10.8)
Other operating assets and liabilities	0.5	(2.3)
Net cash provided by operating activities	36.2	34.9
Cash flows from investing activities
Purchase of property, plant and equipment	(9.6)	(8.2)
Proceeds from cross-currency interest rate swap settlement	—	56.2
Net cash (used in) provided by investing activities	(9.6)	48.0
Cash flows from financing activities
Borrowing under Revolving Credit Facility	—	100.0
Payments on Term Loan Facility	(20.0)	(6.0)
Dividend payments	(3.9)	(11.3)
Net payments on financing leases, mortgages, and other obligations	(0.4)	(0.1)
Net proceeds/(payments) from China debt	0.3	(0.6)
Shares surrendered for tax withholding	(3.1)	(1.9)
Net cash (used in) provided by financing activities	(27.1)	80.1
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(3.4)
Net change in cash and cash equivalents	(5.0)	159.6
Cash and cash equivalents at beginning of period	254.4	167.3
Cash and cash equivalents at end of period	$249.4	$326.9
Cash paid during the period for:
Interest paid on borrowings	$6.4	$12.5
Income taxes paid	$16.6	$9.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	0.4	—	—	0.4
Net income	—	—	—	39.2	—	39.2
Dividends declared, $0.06 per share	—	—	—	(3.9)	—	(3.9)
Total comprehensive income/(loss), net of tax	—	—	—	—	(40.6)	(40.6)
Balance at March 31, 2021	$0.1	64.8	$1,706.4	$304.8	$(19.5)	$1,991.8

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.4	1.4	—	—	1.4
Net loss	—	—	—	(116.6)	—	(116.6)
Dividends declared, $0.17 per share	—	—	—	(11.1)	—	(11.1)
Total comprehensive income/(loss), net of tax	—	—	—	—	(38.9)	(38.9)
Balance at March 31, 2020	$0.1	$64.6	$1,698.1	$187.7	$(128.8)	$1,757.1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company,” “Altra,” “we,” or “our”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission and motion control products. The Company brings together strong brands with production facilities in sixteen countries. Altra’s leading brands include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nuttall Gear, Portescap, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021 . In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and cash flows for the interim periods presented.  The results are not necessarily indicative of future results.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

	Quarter Ended
	March 31, 2021	March 31, 2020
Power Transmission Technologies	$221.0	$216.7
Automation & Specialty	252.1	218.6
Inter-segment eliminations	(1.0)	(1.1)
Total net sales	$472.1	$434.2

Net sales by geographic region based on point of shipment origin are as follows:

	Quarter Ended
	March 31, 2021	March 31, 2020
North America (primarily U.S.)	$247.0	$245.3
Europe excluding Germany	84.9	74.8
Germany	51.0	52.5
China	64.1	38.4
Asia and other excluding China	25.1	23.2
Total net sales	$472.1	$434.2

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

The Company had inconsequential contract assets for the three-month periods ended March 31, 2021 and  March 31, 2020, respectively. The opening and closing balances of the Company’s current contract liabilities as of the three-month periods ended March 31, 2021 and March 31, 2020 are as follows:

	Quarter Ended
	March 31, 2021	March 31, 2020
Beginning balance	$10.3	$8.4
Closing balance	11.7	11.1
Increase/(Decrease)	$1.4	$2.7

In the three-month period ended March 31, 2021, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2021.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Altra Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying amount of the Altra Term Loan Facility was $1,010.0 million and the estimated fair value of the Altra Term Loan Facility was $1,001.2 million at March 31, 2021. There is currently no debt under the Altra Revolving Credit Facility. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $429.0 million at March 31, 2021. The Notes are classified as Level 2.

The Company determines the fair value of financial instruments using quoted market prices whenever available and classified these investments as Level 1. When quoted market prices are not available for various types of financial instruments (such as derivative instruments), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. These investments are classified as Level 2. For cross-currency interest rate swaps and interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. See additional discussion of the Company’s use of financial instruments including cross-currency swaps and interest rate swaps included in Note 15.

In December 2020, the Company invested $5.0 million for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investment at its cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. This investment is considered a Level 3 asset based on the lack of observable inputs and is classified within other non-current assets in the consolidated balance sheets. The Company will monitor its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. As of March 31, 2021, there were no indicators that support an adjustment to MTEK’s carrying value.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

6. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2021	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	2.4	—	—	2.4
Foreign currency translation adjustments, net of tax	—	—	(43.0)	(43.0)
Net current-period Other Comprehensive Income (Loss)	2.4	—	(43.0)	(40.6)
Accumulated Other Comprehensive Income (Loss) by Component, March 31, 2021	$(19.1)	$(3.7)	$3.3	$(19.5)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, January 1, 2020	$(16.5)	$(1.5)	$(71.9)	$(89.9)
Change in fair value of interest rate swap, net of tax	(11.7)	—	—	(11.7)
Pension adjustments, net of tax	—	(0.1)	—	(0.1)
Change in fair value of net investment hedge, net of tax	—	—	31.3	31.3
Foreign currency translation adjustments, net of tax	—	—	(58.4)	(58.4)
Net current-period Other Comprehensive Loss	(11.7)	(0.1)	(27.1)	(38.9)
Accumulated Other Comprehensive Loss by Component, March 31, 2020	$(28.2)	$(1.6)	$(99.0)	$(128.8)

Management identified a misstatement related to the classification of foreign currency translation adjustments associated with the net investment hedge for the quarter ended March 31, 2020. As a result, the Company reclassified $31.3 million from Change in fair value of interest rate swap, net of tax in Gains and (losses) on cash flow hedges to Change in fair value of net investment hedge, net of tax in Cumulative foreign currency translation adjustment to reflect the correct presentation in the table above. This adjustment had no effect on the Company’s previously reported consolidated financial statements as of and for the quarter ended March 31, 2020. Additionally, certain amounts related to the derivative financial instruments were reclassified in the Consolidated Statements of Comprehensive Income to conform with this presentation.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2021	March 31, 2020
Net income/(loss)	$39.2	$(116.6)
Shares used in net income per common share - basic	64.7	64.5
Incremental shares of unvested restricted common stock	0.6	—
Shares used in net income per common share - diluted	65.3	64.5
Shares excluded as their inclusion would be anti-dilutive	—	0.1
Earnings/(Loss) per share:
Basic net income	$0.61	$(1.81)
Diluted net income	$0.60	$(1.81)

8. Inventories

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$103.4	$95.2
Work in process	23.4	22.1
Finished goods	95.9	93.1
	$222.7	$210.4

9. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review.  There were no triggering events for the quarter ended March 31, 2021. The 2020 annual goodwill impairment review indicated that the Thomson reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

Changes in goodwill from January 1, 2021 through March 31, 2021 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$452.4	$1,314.5	$1,766.9
Accumulated impairment loss	(31.8)	(139.1)	(170.9)
Balance January 1, 2021	$420.6	$1,175.4	$1,596.0
Impact of changes in foreign currency	(5.6)	(15.1)	(20.7)
Net goodwill balance March 31, 2021	$415.0	$1,160.3	$1,575.3

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Other intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$255.7	$—	$255.7	$259.7	$—	$259.7
In-process research and development	16.0	—	16.0	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	1,204.5	204.3	1,000.2	1,220.2	195.0	1,025.2
Product technology and patents	210.7	57.4	153.3	211.2	52.5	158.7
Total intangible assets	$1,686.9	$261.7	$1,425.2	$1,707.1	$247.5	$1,459.6

(1) The change in Cost of Tradenames and trademarks is a result of the $8.4 million impairment charge in the quarter ended March 31, 2020 related to the JVS reporting unit, offset by the impact of foreign currency.

The Company recorded $17.6 million and $17.5 million of amortization expense in the quarters ended March 31, 2021 and 2020, respectively.

The estimated amortization expense for intangible assets is approximately $53.1 million for the remainder of 2021, $70.7 million in each of the next four years and then $817.6 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Balance at beginning of period	$9.6	$10.0
Accrued current period warranty expense	0.9	1.0
Payments and adjustments	(0.8)	(1.4)
Balance at end of period	$9.7	$9.6

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

11. Debt

Outstanding debt obligations at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Debt:
Term loan	$1,010.0	$1,030.0
Notes	400.0	400.0
Mortgages and other	12.2	12.9
Finance leases	0.2	0.3
Total gross debt	1,422.4	1,443.2
Less: debt discount and deferred financing costs	(17.5)	(18.5)
Total debt, net of debt discount and deferred financing costs	1,404.9	1,424.7
Less: current portion of long-term debt	(16.6)	(16.6)
Total long-term debt, net of unaccreted discount	$1,388.3	$1,408.1

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

On the A&S Closing Date, the Company entered into a new Credit Agreement (the “Altra Credit Agreement”). The Altra Credit Agreement provides for a seven-year senior secured term loan in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate Fortive’s transfer of certain non-U.S assets, liabilities and entities constituting a portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries’ assumption of substantially all of the liabilities associated with the transferred assets (the “Direct Sales”), (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the Company’s previous credit agreement (as defined herein) and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by the Company and certain of its domestic subsidiaries, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.115% at March 31, 2021.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020, the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended March 31, 2021, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of March 31, 2021, the Company had $1,010.0 million outstanding on the Altra Credit Agreement.  As of March 31, 2021 and December 31, 2020, the Company had $4.8 million and $4.5 million in letters of credit outstanding, respectively. The Company had $295.2 million available to borrow under the Altra Credit Facilities at March 31, 2021.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by local property, plant and equipment. The debt has interest rates that range from 1.79% to 2.5%, with various quarterly and monthly installments through 2028.

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense. Finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

12. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares.  As of March 31, 2021 and December 31, 2020, there were 64,770,540 and 64,676,567 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 31, 2021 or December 31, 2020.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards was 4.1 million as of March 31, 2021.

The restricted stock and restricted stock units issued pursuant to the 2014 Plan generally vest ratably over a period ranging from immediately to five years from the date of grant, provided, that the vesting of the restricted stock or restricted stock units may accelerate upon the occurrence of certain events. Common stock awarded under the 2014 Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the applicable award agreements.

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended March 31, 2021 and 2020 was 3.5 million and 3.3 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $30.6 million as of March 31, 2021, and will be recognized over a weighted average remaining period of three years.

Stock Options

The following table summarizes the stock option activity under the Company’s plan for the quarter ended March 31, 2021:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2021		460.7	$32.48
Granted		124.6	59.40
Outstanding at March 31, 2021	8.6	585.3	$38.21	$10.5
Exercisable at March 31, 2021	8.2	172.3	$31.81	$4.1
Vested and expected to vest at March 31, 2021	8.8	383.5	$40.66	$6.1

Restricted Stock Units

The following table summarizes the Restricted Stock Unit activity under the Company’s plan for the quarter ended March 31, 2021:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	515.8	$35.11
Granted	132.1	59.40
Vested	(116.5)	36.70
Canceled/Forfeited	(5.4)	32.93
Unvested at March 31, 2021	526.0	$40.87	$29.1

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Performance Share Awards

The following table summarizes the Performance Share Award activity under the Company’s plan for the quarter ended March 31, 2021:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	268.0	$34.38
Granted	62.6	64.43
Vested	(28.3)	45.80
Unvested at March 31, 2021	302.3	$39.51	$16.7

See Note 12, Stockholders’ Equity, to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding stock-based compensation.

13. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s acquisition of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The Company did not incur any costs as a result of the 2017 Altra Plan during the quarter ended March 31, 2021.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur approximately $4 - $6 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. The expense for the quarter ended March 31, 2021 was $0.9 million and was primarily comprised of severance costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2021 and March 31, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2021	$0.5	$1.8	$2.3
Restructuring expense incurred	—	0.9	0.9
Cash payments	(0.1)	(1.4)	(1.5)
Balance at March 31, 2021	0.4	1.3	1.7

The following is a reconcilation of the accrued restructuring costs between January 1, 2020 and March 31, 2020:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.2	1.4	1.6
Cash payments	(0.4)	(1.4)	(1.8)
Balance at March 31, 2020	1.3	2.6	3.9

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of restructuring expense by segment for the quarter ended March 31, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.6	$0.6
Automation & Specialty	—	0.3	0.3
Total restructuring expense	$—	$0.9	$0.9

The following is a reconciliation of restructuring expense by segment for the quarter ended March 31, 2020:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.2	$0.4	$0.6
Automation & Specialty	—	1.0	1.0
Total restructuring expense	$0.2	$1.4	$1.6

The total accrued restructuring reserve as of March 31, 2021, and as of March 31, 2020 relate primarily to severance and consolidation costs under the 2017 Altra Plan and the 2019 Altra Plan and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended
	March 31, 2021	March 31, 2020
Net Sales:
Power Transmission Technologies	$221.0	$216.7
Automation & Specialty	252.1	218.6
Inter-segment eliminations	(1.0)	(1.1)
Net sales	$472.1	$434.2
Income/(loss) from operations:
Segment earnings:
Power Transmission Technologies	$27.8	$25.7
Automation & Specialty	41.4	(118.7)
Corporate expenses (1)	(3.2)	(3.4)
Restructuring costs	(0.9)	(1.6)
Income/(loss) from operations	$65.1	$(98.0)
Other non-operating expense:
Net interest expense	16.9	17.4
Other non-operating expense, net	(1.5)	(1.5)
Total non-operating expense	$15.4	$15.9
Income/(loss) before income taxes	49.7	(113.9)
Provision for income taxes	10.5	2.7
Net income/(loss)	$39.2	$(116.6)

(1)

Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued):

	Quarter Ended
	March 31, 2021	March 31, 2020
Depreciation and amortization:
Power Transmission Technologies	$8.0	$8.2
Automation & Specialty	22.0	23.3
Corporate	0.7	0.6
Total depreciation and amortization	$30.7	$32.1

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	March 31, 2021	March 31, 2020
Total assets:
Power Transmission Technologies	$1,059.9	$1,047.4
Automation & Specialty	2,966.9	2,928.2
Corporate (2)	140.7	240.6
Total assets	$4,167.5	$4,216.2

(2)	Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2021	March 31, 2020
North America (primarily U.S.)	$247.0	$245.3
Europe excluding Germany	84.9	74.8
Germany	51.0	52.5
China	64.1	38.4
Asia and other excluding China	25.1	23.2
Total	$472.1	$434.2

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

15. Derivative Financial Instruments

The Company may manage changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For cross-currency interest rate swaps, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. Both cross-currency interest rate swaps and interest rate swaps are Level 2 investments. Refer to Note 5 for a description of the fair value levels. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC 815, Derivatives.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.  During the first quarter of 2020, the Company terminated the cross-currency interest rate swaps. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. At March 31, 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

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

During 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. At March 31, 2021, the Company had a loss in AOCIL of approximately $18.0 million, net of $4.6 million of tax benefit. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company reclassified $2.4 million, net of $0.7 million of tax benefit, of non-cash interest expense from AOCIL to earnings for the quarter ended March 31, 2021.

The following table summarizes the balance of the Company's derivative instruments designated as cash flow hedges (in millions):

	March 31, 2021	December 31, 2020
Cash flow hedge:	Amount of Gain/(Loss) in AOCI
Interest rate swap agreement	$22.6	$25.7

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of March 31, 2021 or December 31, 2020.

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

17. Subsequent Events

On April 27, 2021, the Company declared a dividend of $0.08 per share for the quarter ended June 30, 2021 , payable on July 2, 2021 to stockholders of record as of June 18, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. In addition, all statements regarding the anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management to sustain the Company during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect” “forecast,” “intend,” “plan,” “may,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	global economic changes and continued volatility and disruption in global financial markets;
•	adverse conditions in the credit and capital markets limiting or preventing the Company’s and its customers’ and suppliers’ ability to borrow or raise capital;

•	changes in market conditions that would result in the impairment of goodwill, indefinite lived intangibles or other assets of the Company;
•	any negative effects of the Company’s leverage, which could adversely affect its financial health;
•	the significant operating and financial restrictions imposed by the Altra Credit Agreement;
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
•

tax laws and regulations in various jurisdictions to which the Company is subject and the inability to successfully defend claims from taxing authorities related to the Company’s current or acquired businesses;

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

•	the Company’s debt and access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•	restrictions relating to the tax free treatment of the Fortive Transaction; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in our Annual Report on Form 10-K.

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020, FILED WITH THE SEC ON FEBRUARY 26, 2021; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion includes forward-looking statements.  For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

During the quarter ended March 31, 2021, we experienced demand acceleration across several end markets, including transportation, factory automation and specialty machinery, and increasing strength in most of the geographies we serve.  We continued to manage supply chain challenges to minimize customer disruptions and control costs.  Our topline performance and ongoing focus on cost management led to strong earnings and cash flow from operations which allowed us to continue to pay down debt.

The COVID-19 pandemic continues to affect the global economy and business environment.  In the first quarter, the Company’s Pandemic Response Team continued to identify and assess risks and develop countermeasures following guidance from national, state and local governmental and health authorities.  In addition, the Company’s Business Continuity Task Force continued to work to ensure continuity of supply for its customers.  During the first quarter, Altra experienced minimal supply chain disruption and all material manufacturing facilities continued to be operational.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2021.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended
	March 31, 2021	March 31, 2020
Net sales	$472.1	$434.2
Cost of sales	300.4	281.2
Gross profit	171.7	153.0
Gross profit percentage	36.4%	35.2%
Selling, general and administrative expenses	89.8	87.1
Impairment of Goodwill and Intangible Asset	—	147.5
Research and development expenses	15.9	14.8
Restructuring costs	0.9	1.6
Income from operations	65.1	(98.0)
Interest expense, net	16.9	17.4
Other non-operating expense/(income), net	(1.5)	(1.5)
Income/(loss) before income taxes	49.7	(113.9)
Provision for income taxes	10.5	2.7
Net income/(loss)	$39.2	$(116.6)

Quarter Ended March 31, 2021 compared with Quarter Ended March 31, 2020

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Net sales	$472.1	$434.2	$37.9	8.7%

Net SalesThe increase in net sales during the quarter ended March 31, 2021 is primarily due to the strength in heavy duty class 8 truck sales in the United States and China, as well as improvements in the agriculture and medical device end markets. Foreign exchange had a favorable impact on net sales of $14.8 million, primarily driven by the Euro. The increase in sales was also due to price, which had a favorable impact of $3.0 million for the quarter ended March 31, 2021.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Gross profit	$171.7	$153.0	$18.7	12.2%
Gross profit as a percent of sales	36.4%	35.2%

Gross Profit Gross profit increased during the quarter ended March 31, 2021, primarily due to strength in the heavy duty class 8 truck markets in the United States and China, as well as improvements in the agriculture and medical device end markets. Changes in foreign exchange had a favorable impact on gross profit of $5.6 million, primarily driven by the Euro. The increase in gross profit was also due to price, which had a favorable impact of $3.0 million for the quarter ended March 31, 2021.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Selling, general and administrative expense (“SG&A”)	$89.8	$87.1	$2.7	3.1%
SG&A as a percent of sales	19.0%	20.1%

Selling, general and administrative expenses The increase in SG&A during the quarter ended March 31, 2021, when compared to the quarter ended March 31, 2020, was primarily due to foreign exchange, which had an unfavorable impact on SG&A of $2.6 million, primarily driven by the Euro. The increase in SG&A was also due to merit increases and healthcare expenses, which were partially offset by the elimination of certain non-critical expenses, including travel.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Research and development expenses (“R&D”)	$15.9	$14.8	$1.1	7.4%

Research and development expense Research and development expenses increased for the quarter ended March 31, 2021 when compared to the quarter ended March 31, 2020 primarily due to foreign exchange, which had an unfavorable impact on R&D of $0.7 million, primarily driven by the Euro. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Restructuring costs	$0.9	$1.6	$(0.7)	(43.8)%

Restructuring costs.    During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of Altra’s acquisition of Stromag and to rationalize our global renewable energy business.  The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The total 2017 Altra Plan savings are in line with our expectations. We do not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur $4 - $6 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. We achieved savings of $3.2 million during the quarter ended March 31, 2021 under the 2019 Altra Plan and estimate additional future savings during 2021 to be approximately $3.7 million.  The cost savings for the quarter ended March 31, 2021 were recognized as reductions in SG&A and Cost of Sales of approximately $1.7 million and $1.5 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Interest expense, net	$16.9	$17.4	$(0.5)	(2.9)%

Interest expenseInterest expense decreased for the quarter ended March 31, 2021 compared to the prior year period primarily due to the impact of debt paydowns of approximately $174.0 million since the first quarter of 2020, which resulted in lower outstanding borrowings and lower average interest rates. We expect our interest expense in 2021 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2021	March 31, 2020	Change	%
Provision for income taxes	$10.5	$2.7	$7.8	288.9%
Provision for income taxes as a percent of income before income taxes	21.1%	(2.4)%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes increased for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020. The provision for income tax as a percent of income before income taxes during the quarter ended March 31, 2020 was impacted by a $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China. The increase in the 2021 provision for income tax as a percent of income before income taxes is due to the impact of $1.5 million of accrued withholding tax as a result of a pending dividend from one of our foreign subsidiaries. This was partially offset by a $0.7 million tax benefit as a result of a stock compensation vesting event that occurred in the first quarter of 2021. We expect our provision for income taxes before discrete items to be approximately 21% to 23% for the full year 2021.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended
	March 31, 2021	March 31, 2020
Net Sales:
Power Transmission Technologies	$221.0	$216.7
Automation & Specialty	252.1	218.6
Inter-segment eliminations	(1.0)	(1.1)
Net sales	$472.1	$434.2
(Loss)/Income from operations:
Segment earnings:
Power Transmission Technologies	$27.8	$25.7
Automation & Specialty	41.4	(118.7)
Corporate expenses (1)	(3.2)	(3.4)
Restructuring costs	(0.9)	(1.6)
(Loss)/Income from operations	$65.1	$(98.0)

(1)

Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $221.0 million in the quarter ended March 31, 2021. The increase of approximately $4.3 million or 2.0% from the quarter ended March 31, 2020 is primarily due to the strength in our distribution channel, and the turf and garden and agriculture end markets. The improvements in these end markets was offset by declines in oil and gas, defense and mining end markets. In addition, changes in foreign exchange for the quarter ended March 31, 2021 had a favorable impact on net sales of $8.3 million, primarily driven by the Euro. Price also had a favorable impact on net sales for the quarter ended March 31, 2021 of $1.8 million. Income from operations for the quarter ended March 31, 2021 was $27.8 million, an increase of 8.2%, which is primarily driven by the increase in sales.

Automation & Specialty

Net sales in the Automation & Specialty segment were $252.1 million in the quarter ended March 31, 2021. The increase for the quarter ended March 31, 2021 of approximately $33.5 million, or 15.3%, was primarily due to strength in heavy duty class 8 truck sales in the United States and China, as well as improvements in the medical device and factory automation end markets. In addition, changes in foreign exchange for the quarter ended March 31, 2021 had a favorable impact of $6.5 million, primarily driven by the Euro. Price had a favorable impact on net sales for the quarter ended March 31, 2021 of $1.2 million. The Automation & Specialty segment had income from operations for the quarter ended March 31, 2021 of $41.4 million, an increase of $160.1 million, or 135.9%, primarily due to the non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, recorded at the JVS reporting unit during the quarter ended March 31, 2020.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility (as defined herein). At March 31, 2021, we had the ability under the Altra Revolving Credit Facility to borrow an additional $295.2 million subject to satisfying customary conditions.  We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, and dividends.

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

In the event additional funds are needed for operations, we could attempt to obtain new debt and/or refinance existing debt, or attempt to raise capital in the equity markets.  There can be no assurance, however, that additional debt or equity financing will be available on commercially acceptable terms, if at all.

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

Altra Credit Agreement

On the A&S Closing Date, Altra entered into the Altra Credit Agreement with certain subsidiaries of Altra, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and a syndicate of lenders.  The Altra Credit Agreement provides for a seven-year senior secured term loan to Altra in an aggregate principal amount of $1,340.0 million (the “Altra Term Loan Facility”) and a five-year senior secured revolving credit facility provided to Altra and certain of its subsidiaries in an aggregate committed principal amount of $300.0 million (the “Altra Revolving Credit Facility” and together with the Altra Term Loan Facility, the “Altra Credit Facilities”). The proceeds of the Altra Term Loan Facility were used to (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the Company’s previous credit agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. Any proceeds of the Altra Term Loan Facility not so used may be used for general corporate purposes.  The proceeds of the Altra Revolving Credit Facility will be used for working capital and general corporate purposes.

The Altra Credit Facilities are guaranteed on a senior secured basis by Altra and by each direct or indirect wholly owned domestic subsidiary of Altra, subject to certain customary exceptions.

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings.  Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio.  In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.115% at March 31, 2021.

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020, the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended March 31, 2021, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of March 31, 2021, the Company had $1,010.0 million outstanding on the Altra Credit Agreement.  As of March 31, 2021 and December 31, 2020, the Company had $4.8 million and $4.5 million in letters of credit outstanding, respectively. The Company had $295.2 million available to borrow under the Altra Credit Facilities at March 31, 2021.

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

Borrowings

The following is a summary of our borrowings as of March 31, 2021 and March 31, 2020, respectively:

	Amounts in millions
	March 31, 2021	March 31, 2020
Debt:
Term loan	$1,010.0	$1,184.0
Revolving Credit Facility	—	100.0
Notes	400.0	400.0
Mortgages and other	12.2	12.6
Finance leases	0.2	0.4
Total debt	$1,422.4	$1,697.0

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended March 31, 2021 and March 31, 2020, respectively:

	March 31, 2021	March 31, 2020	Change
Cash and cash equivalents at the beginning of the period	$254.4	$167.3	$87.1
Net cash provided by operating activities	36.2	34.9	1.3
Net cash (used in) provided by investing activities	(9.6)	48.0	(57.6)
Net cash (used in) provided by financing activities	(27.1)	80.1	(107.2)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(3.4)	(1.1)
Cash and cash equivalents at the end of the period	$249.4	$326.9	$(77.5)

Cash Flows for 2021

Net cash provided by operating activities was approximately $36.2 million for the quarter ended March 31, 2021, an increase of $1.3 million as compared to the prior year. This increase in net cash provided was primarily generated by net income of $39.2 million compared to a net loss of $116.6 million during the prior year. The net loss in the prior year was offset by a $147.5 million non-cash goodwill and intangible asset impairment charge.

Net cash used in investing activities for the quarter ended March 31, 2021 decreased approximately $57.6 million compared to the quarter ended March 31, 2020, primarily due to the cross-currency interest rate swap settlement proceeds of approximately $56.2 million received during the first quarter of 2020.

Net cash used in financing activities for the quarter ended March 31, 2021 as compared to the period ended March 31, 2020 decreased by $107.2 million, primarily due to the $100.0 million borrowing under the Altra Revolving Credit Facility received during the first quarter of 2020. This decrease was also a result of increased debt paydowns of approximately $14.0 million on our Term Loan Facility compared to the prior year, which was partially offset by a reduction in dividend payments of $7.4 million.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of March 31, 2021 we have approximately $141.8 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. It is difficult, however, to predict the severity and duration of the economic decline due to the impact of the COVID-19 pandemic and any potential resulting impact to our cash flows.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2020 are incorporated herein by reference.

During the reporting period there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
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

ALTRA INDUSTRIAL MOTION CORP.

May 3, 2021	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
May 3, 2021	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
May 3, 2021	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)