Form 10-Q
period 2021-09-30
Altra Industrial Motion Corp.
filed 2021-10-26
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2021, there were 64,919,625 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256.8	$254.4
Trade receivables, less allowance for credit losses of $4.3 and $4.9 million at September 30, 2021 and December 31, 2020, respectively	251.7	240.8
Inventories	257.0	210.4
Income tax receivable	21.7	6.9
Prepaid expenses and other current assets	34.8	35.7
Total current assets	822.0	748.2
Property, plant and equipment, net	324.8	344.2
Goodwill, net	1,574.4	1,596.0
Intangible assets, net	1,389.0	1,459.6
Deferred income taxes	2.4	4.9
Other non-current assets	12.6	14.2
Operating lease right of use assets	36.0	41.0
Total assets	$4,161.2	$4,208.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177.4	$163.6
Accrued payroll	78.8	76.2
Accruals and other current liabilities	84.9	73.0
Income tax payable	6.4	17.9
Current portion of long-term debt	16.8	16.6
Operating lease liabilities	12.7	13.3
Total current liabilities	377.0	360.6
Long-term debt, net of current portion	1,289.7	1,408.1
Deferred income taxes	354.1	359.6
Pension liabilities	32.6	35.4
Long-term taxes payable	2.7	3.6
Other long-term liabilities	11.6	14.3
Operating lease liabilities, net of current portion	25.1	29.8

Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 64,915,615 and 64,676,567 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	0.1	0.1
Additional paid-in capital	1,713.7	1,706.0
Retained earnings	370.5	269.5
Accumulated other comprehensive income/(loss)	(15.9)	21.1
Total stockholders’ equity	2,068.4	1,996.7
Total liabilities and stockholders’ equity	$4,161.2	$4,208.1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$469.3	$437.8	$1,430.0	$1,272.8
Cost of sales	299.4	273.7	912.5	812.3
Gross profit	169.9	164.1	517.5	460.5
Operating expenses:
Selling, general and administrative expenses	91.9	82.5	275.2	245.4
Impairment of goodwill and intangible asset	—	—	—	147.5
Research and development expenses	15.5	13.8	47.5	42.6
Restructuring costs	0.7	2.4	2.4	5.5
	108.1	98.7	325.1	441.0
Income/(loss) from operations	61.8	65.4	192.4	19.5
Other non-operating income and expense:
Interest expense, net	16.1	18.0	49.5	54.2
Other non-operating expense/(income), net	0.1	(0.3)	(3.1)	0.8
	16.2	17.7	46.4	55.0
Income/(loss) before income taxes	45.6	47.7	146.0	(35.5)
Provision for income taxes	10.2	9.4	30.6	21.2
Net income/(loss)	$35.4	$38.3	$115.4	$(56.7)
Weighted average shares, basic	64.9	64.6	64.8	64.6
Weighted average shares, diluted	65.5	64.9	65.4	64.6
Net income/(loss) per share:
Basic	$0.55	$0.59	$1.78	$(0.88)
Diluted	$0.54	$0.59	$1.76	$(0.88)
Cash dividend declared per share	$0.08	$0.04	$0.22	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in millions

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income/(loss)	$35.4	$38.3	$115.4	$(56.7)
Other Comprehensive income:
Change in fair value of interest rate swap, net of tax	—	—	—	(11.9)
Reclassification of interest rate swap, net of tax	2.2	2.6	6.9	4.3
Pension liability adjustment, net of tax	0.4	0.2	1.6	0.1
Amortization of actuarial gain (losses), net of tax	0.1	—	0.2	—
Change in fair value of net investment hedge, net of tax	—	—	—	31.3
Foreign currency translation adjustment	(22.3)	47.6	(45.7)	16.4
Total other comprehensive income/(loss):	(19.6)	50.4	(37.0)	40.2
Comprehensive income/(loss)	$15.8	$88.7	$78.4	$(16.5)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in millions

	Year to Date Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$115.4	$(56.7)
Adjustments to reconcile net income/(loss) to net operating cash flows:
Depreciation	39.4	44.2
Amortization of intangible assets	52.9	52.3
Amortization of deferred financing costs	3.5	3.4
Gain on foreign currency, net	(0.0)	(1.2)
Accretion of debt discount	0.4	0.4
Non-cash amortization of interest rate swap expense	9.0	5.6
Impairment of goodwill and intangible asset	—	147.5
Payment for interest rate swap settlement	—	(34.7)
Gain on disposal and other	(0.6)	—
Stock-based compensation	11.0	10.3
Changes in assets and liabilities:
Trade receivables, net	(14.2)	7.9
Inventories	(50.2)	4.3
Accounts payable and accrued liabilities	32.7	(2.7)
Other current assets and liabilities	(26.2)	(23.2)
Other operating assets and liabilities	(3.0)	4.4
Net cash provided by operating activities	170.1	161.8
Cash flows from investing activities
Purchase of property, plant and equipment	(25.6)	(24.3)
Proceeds from sale of building	2.2	—
A&S acquisition purchase price adjustment	—	(1.9)
Proceeds from cross-currency interest rate swap settlement	—	56.2
Net cash (used in) provided by investing activities	(23.4)	30.0
Cash flows from financing activities
Borrowing under Revolving Credit Facility	—	100.0
Payments on Revolving Credit Facility	—	(100.0)
Payments on Term Loan Facility	(120.0)	(90.0)
Dividend payments	(13.1)	(24.9)
Net payments on financing leases, mortgages, and other obligations	(2.5)	(0.3)
Net proceeds/(payments) from China debt	2.1	(1.1)
Proceeds from issuance of common stock upon exercise of options	2.2	—
Shares surrendered for tax withholding	(5.5)	(3.9)
Net cash used in financing activities	(136.8)	(120.2)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(0.2)
Net change in cash and cash equivalents	2.4	71.4
Cash and cash equivalents at beginning of period	254.4	167.3
Cash and cash equivalents at end of period	$256.8	$238.7
Cash paid during the period for:
Interest paid on borrowings	$30.8	$38.8
Income taxes paid	$59.4	$43.5

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	5.5	—	—	5.5
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	115.4	—	115.4
Dividends declared, $0.22 per share	—	—	—	(14.4)	—	(14.4)
Total comprehensive loss, net of tax	—	—	—	—	(37.0)	(37.0)
Balance at September 30, 2021	$0.1	64.9	$1,713.7	$370.5	$(15.9)	$2,068.4

Balance at June 30, 2021	$0.1	64.9	$1,712.6	$340.3	$3.7	$2,056.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	1.1	—	—	1.1
Net income	—	—	—	35.4	—	35.4
Dividends declared, $0.08 per share	—	—	—	(5.2)	—	(5.2)
Total comprehensive loss, net of tax	—	—	—	—	(19.6)	(19.6)
Balance at September 30, 2021	$0.1	64.9	$1,713.7	$370.5	$(15.9)	$2,068.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.5	6.4	—	—	6.4
Net loss	—	—	—	(56.7)	—	(56.7)
Dividends declared, $0.25 per share	—	—	—	(16.4)	—	(16.4)
Total comprehensive income, net of tax	—	—	—	—	40.2	40.2
Balance at September 30, 2020	$0.1	$64.7	$1,703.1	$242.3	$(49.7)	$1,895.8

Balance at June 30, 2020	$0.1	64.6	$1,701.8	$206.7	$(100.1)	$1,808.5
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	1.3	—	—	1.3
Net income	—	—	—	38.3	—	38.3
Dividends declared, $0.04 per share	—	—	—	(2.7)	—	(2.7)
Total comprehensive income, net of tax	—	—	—	—	50.4	50.4
Balance at September 30, 2020	$0.1	64.7	$1,703.1	$242.3	$(49.7)	$1,895.8

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

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Power Transmission Technologies	$232.5	$197.7	$691.1	$610.7
Automation & Specialty	237.8	240.8	741.9	665.2
Inter-segment eliminations	(1.0)	(0.7)	(3.0)	(3.1)
Total net sales	$469.3	$437.8	$1,430.0	$1,272.8

Net sales by geographic region based on point of shipment origin are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America (primarily U.S.)	$256.1	$230.2	$758.6	$681.3
Europe excluding Germany	83.9	68.8	259.1	214.9
Germany	50.0	44.1	151.5	140.7
China	48.8	56.5	176.9	150.1
Asia and other excluding China	30.5	38.2	83.9	85.8
Total net sales	$469.3	$437.8	$1,430.0	$1,272.8

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

The Company had inconsequential contract assets for the year to date periods ended September 30, 2021 and September 30, 2020, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended September 30, 2021 and September 30, 2020 are as follows:

	Year to Date Ended
	September 30, 2021	September 30, 2020
Beginning balance	$10.3	$8.4
Closing balance	14.3	11.2
Increase	$4.0	$2.8

In the nine-month period ended September 30, 2021, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2021.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including cash equivalents, are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Altra Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Altra Term Loan Facility and the Altra Revolving Credit Facility (both as defined herein). The carrying amount of the Altra Term Loan Facility was $910.0 million and the estimated fair value of the Altra Term Loan Facility was $904.3 million at September 30, 2021. There is currently no debt under the Altra Revolving Credit Facility. The carrying amount of the Notes (as defined herein) was $400 million and the estimated fair value of the Notes was $431.5 million at September 30, 2021. The Notes are classified as Level 2.

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

In December 2020, the Company invested $5.0 million for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investment at its cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. This investment is considered a Level 3 asset based on the lack of observable inputs and is classified within other non-current assets in the consolidated balance sheets. The Company will monitor its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. As of September 30, 2021, there were no indicators that support an adjustment to MTEK’s carrying value.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

6. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, June 30, 2021	$(16.8)	$(2.4)	$22.9	$3.7
Reclassification of interest rate swap to income, net of tax	2.2	—	—	2.2
Pension adjustments, net of tax	—	0.4	—	0.4
Amortization of actuarial gain (losses), net of tax	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	(22.3)	(22.3)
Net current-period Other Comprehensive Income (Loss)	2.2	0.5	(22.3)	(19.6)
Accumulated Other Comprehensive Income (Loss) by Component, September 30, 2021	$(14.6)	$(1.9)	$0.6	$(15.9)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2021	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	6.9	—	—	6.9
Pension adjustments, net of tax	—	1.6	—	1.6
Amortization of actuarial gain (losses), net of tax	—	0.2	—	0.2
Foreign currency translation adjustments, net of tax	—	—	(45.7)	(45.7)
Net current-period Other Comprehensive Income (Loss)	6.9	1.8	(45.7)	(37.0)
Accumulated Other Comprehensive Income (Loss) by Component, September 30, 2021	$(14.6)	$(1.9)	$0.6	$(15.9)

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Loss by Component, June 30, 2020	$(26.7)	$(1.6)	$(71.8)	$(100.1)
Reclassification of interest rate swap to income, net of tax	2.6	—	—	2.6
Pension adjustments, net of tax	—	0.2	—	0.2
Foreign currency translation adjustments, net of tax	—	—	47.6	47.6
Net current-period Other Comprehensive Income (Loss)	2.6	0.2	47.6	50.4
Accumulated Other Comprehensive Loss by Component, September 30, 2020	$(24.1)	$(1.4)	$(24.2)	$(49.7)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2020	$(16.5)	$(1.5)	$(71.9)	$(89.9)
Change in fair value of interest rate swap, net of tax	(11.9)	—	—	(11.9)
Reclassification of interest rate swap to income, net of tax	4.3	—	—	4.3
Pension adjustments, net of tax	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	16.4	16.4
Change in fair value of net investment hedge, net of tax	—	—	31.3	31.3
Net current-period Other Comprehensive Income (Loss)	(7.6)	0.1	47.7	40.2
Accumulated Other Comprehensive Loss by Component, September 30, 2020	$(24.1)	$(1.4)	$(24.2)	$(49.7)

Management identified a misstatement related to the classification of foreign currency translation adjustments associated with the net investment hedge for the year to date period ended September 30, 2020. As a result, the Company reclassified $31.3 million from Change in fair value of interest rate swap, net of tax in Gains and (losses) on cash flow hedges to Change in fair value of net investment hedge, net of tax in Cumulative foreign currency translation adjustment to reflect the correct presentation in the table above. This adjustment had no effect on the Company’s previously reported consolidated financial statements as of and for the year to date period ended September 30, 2020. Additionally, certain amounts related to the derivative financial instruments were reclassified in the Consolidated Statements of Comprehensive Income to conform with this presentation.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income/(loss)	$35.4	$38.3	$115.4	$(56.7)
Shares used in net income per common share - basic	64.9	64.6	64.8	64.6
Effect of dilutive shares	0.6	0.3	0.6	—
Shares used in net income per common share - diluted	65.5	64.9	65.4	64.6
Shares excluded as their inclusion would be anti-dilutive	—	—	—	0.1
Earnings/(Loss) per share:
Basic net income	$0.55	$0.59	$1.78	$(0.88)
Diluted net income	$0.54	$0.59	$1.76	$(0.88)

8. Inventories

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$128.6	$95.2
Work in process	25.7	22.1
Finished goods	102.7	93.1
	$257.0	$210.4

9. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review. There were no triggering events for the year to date period ended September 30, 2021. The 2020 annual goodwill impairment review indicated that the Thomson reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

Changes in goodwill from January 1, 2021 through September 30, 2021 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$452.4	$1,314.5	$1,766.9
Accumulated impairment loss	(31.8)	(139.1)	(170.9)
Balance January 1, 2021	$420.6	$1,175.4	$1,596.0
Impact of changes in foreign currency	(7.1)	(14.5)	(21.6)
Net goodwill balance September 30, 2021	$413.5	$1,160.9	$1,574.4

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Other intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$255.0	$—	$255.0	$259.7	$—	$259.7
Intangible assets subject to amortization:
In-process research and development	16.0	—	16.0	16.0	—	16.0
Customer relationships	1,202.6	228.2	974.4	1,220.2	195.0	1,025.2
Product technology and patents	211.4	67.8	143.6	211.2	52.5	158.7
Total intangible assets	$1,685.0	$296.0	$1,389.0	$1,707.1	$247.5	$1,459.6

The Company recorded $17.6 million and $17.5 million of amortization expense in the quarters ended September 30, 2021 and 2020, respectively; and, recorded $52.9 million and $52.3 million of amortization expense in the year to date periods ended September 30, 2021 and 2020, respectively.

The estimated amortization expense for intangible assets is approximately $17.7 million for the remainder of 2021, $71.4 million in 2022, $71.1 million in 2023, $70.8 million in 2024, $70.5 million in 2025 and $832.5 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for the year to date periods ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Balance at beginning of period	$9.6	$10.0
Accrued current period warranty expense	2.7	2.7
Payments and adjustments	(2.0)	(2.9)
Balance at end of period	$10.3	$9.8

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

11. Debt

Outstanding debt obligations at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Debt:
Term loan	$910.0	$1,030.0
Notes	400.0	400.0
Mortgages and other	11.8	12.9
Finance leases	0.2	0.3
Total gross debt	1,322.0	1,443.2
Less: debt discount and deferred financing costs	(15.5)	(18.5)
Total debt, net of debt discount and deferred financing costs	1,306.5	1,424.7
Less: current portion of long-term debt	(16.8)	(16.6)
Total long-term debt	$1,289.7	$1,408.1

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on the Company’s senior secured net leverage ratio. In addition, the Company will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon the Company’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.084% at September 30, 2021.

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

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020, the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended September 30, 2021, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of September 30, 2021, the Company had $910.0 million outstanding on the Altra Credit Agreement. As of September 30, 2021 and December 31, 2020, the Company had $4.8 million and $4.5 million in letters of credit outstanding, respectively. The Company had $295.2 million available to borrow under the Altra Credit Facilities at September 30, 2021.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by local property, plant and equipment. The debt has interest rates that range from 1.0% to 2.5%, with various quarterly and monthly installments through 2028.

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.2 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense. Finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

12. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90.0 million shares to 120.0 million shares. As of September 30, 2021 and December 31, 2020, there were 64,915,615 and 64,676,567 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at September 30, 2021 or December 31, 2020.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards was 4.1 million as of September 30, 2021.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended September 30, 2021 and 2020 was $3.5 million and $3.2 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date period ended September 30, 2021 and 2020 was $11.0 million and $10.3 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $23.5 million as of September 30, 2021, and will be recognized over a weighted average remaining period of three years.

Stock Options

The following table summarizes the stock option activity under the Company’s plan for the year to date period ended September 30, 2021:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2021		460.7	$32.48
Granted		124.7	59.40
Exercised		(72.2)	30.72
Canceled/Forfeited		(13.2)	39.43
Outstanding at September 30, 2021	8.3	500.0	$39.26	$9.0
Exercisable at September 30, 2021	8.0	231.3	$35.83	$4.9
Unvested and expected to vest at September 30, 2021	8.4	249.4	$41.99	$3.9

Cash proceeds from the exercise of stock options for the year to date period ended September 30, 2021 was $2.2 million.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Restricted Stock Units

The following table summarizes the Restricted Stock Unit activity under the Company’s plan for the year to date period ended September 30, 2021:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	515.8	$35.11
Granted	152.3	59.64
Vested	(221.3)	38.40
Canceled/Forfeited	(24.4)	40.22
Unvested at September 30, 2021	422.4	$41.96	$23.9

Performance Share Awards

The following table summarizes the Performance Share Award activity under the Company’s plan for the year to date period ended September 30, 2021:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	268.0	$34.38
Granted	63.3	64.43
Vested	(28.3)	45.80
Canceled/Forfeited	(8.0)	39.71
Unvested at September 30, 2021	295.0	$39.50	$16.7

See Note 12, Stockholders’ Equity, to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding stock-based compensation.

13. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s acquisition of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The Company did not incur any costs as a result of the 2017 Altra Plan during the quarter and year to date periods ended September 30, 2021. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. The expenses for the quarter and year to date periods ended September 30, 2021 were $0.7 million and $2.4 million, respectively, and were comprised mainly of severance costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2021 and September 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2021	$0.5	$1.8	$2.3
Restructuring expense incurred	—	0.9	0.9
Cash payments	(0.1)	(1.4)	(1.5)
Balance at March 31, 2021	0.4	1.3	1.7
Restructuring expense incurred	—	0.8	0.8
Cash payments	(0.1)	(1.3)	(1.4)
Balance at June 30, 2021	0.3	0.8	1.1
Restructuring expense incurred	—	0.7	0.7
Cash payments	(0.1)	(1.1)	(1.2)
Balance at September 30, 2021	$0.2	$0.4	$0.6

The following is a reconciliation of the accrued restructuring costs between January 1, 2020 and September 30, 2020:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.2	1.4	1.6
Cash payments	(0.4)	(1.4)	(1.8)
Balance at March 31, 2020	1.3	2.6	3.9
Restructuring expense incurred	0.3	1.2	1.5
Cash payments	(0.6)	(1.1)	(1.7)
Balance at June 30, 2020	1.0	2.7	3.7
Restructuring expense incurred	—	2.4	2.4
Cash payments	(0.2)	(2.9)	(3.1)
Balance at September 30, 2020	$0.8	$2.2	$3.0

The following is a reconciliation of restructuring expense by segment for the quarter ended September 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.4	$0.4
Automation & Specialty	—	0.3	0.3
Total restructuring expense	$—	$0.7	$0.7

The following is a reconciliation of restructuring expense by segment for the quarter ended September 30, 2020:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$2.0	$2.0
Automation & Specialty	—	0.4	0.4
Total restructuring expense	$—	$2.4	$2.4

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2021

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.4	$1.4
Automation & Specialty	—	1.0	1.0
Total restructuring expense	$—	$2.4	$2.4

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2020:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$2.6	$3.1
Automation & Specialty	—	2.4	2.4
Total restructuring expense	$0.5	$5.0	$5.5

The total accrued restructuring reserve as of September 30, 2021, and as of September 30, 2020 relate primarily to severance and consolidation costs under the 2017 Altra Plan and the 2019 Altra Plan and are recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Sales:
Power Transmission Technologies	$232.5	$197.7	$691.1	$610.7
Automation & Specialty	237.8	240.8	741.9	665.2
Inter-segment eliminations	(1.0)	(0.7)	(3.0)	(3.1)
Net sales	$469.3	$437.8	$1,430.0	$1,272.8
Income/(loss) from operations:
Segment earnings:
Power Transmission Technologies	$36.5	$23.5	$97.9	$73.0
Automation & Specialty	30.6	44.6	109.4	(48.0)
Corporate expenses (1)	(4.6)	(0.3)	(12.5)	—
Restructuring costs	(0.7)	(2.4)	(2.4)	(5.5)
Income/(loss) from operations	$61.8	$65.4	$192.4	$19.5
Other non-operating expense:
Net interest expense	16.1	18.0	49.5	54.2
Other non-operating (income)/expense, net	0.1	(0.3)	(3.1)	0.8
Total non-operating expense	$16.2	$17.7	$46.4	$55.0
Income/(loss) before income taxes	45.6	47.7	146.0	(35.5)
Provision for income taxes	10.2	9.4	30.6	21.2
Net income/(loss)	$35.4	$38.3	$115.4	$(56.7)
(1)
Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Selected information by segment (continued):

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Depreciation and amortization:
Power Transmission Technologies	$7.8	$8.2	$23.8	$24.6
Automation & Specialty	22.2	23.3	66.5	69.4
Corporate	0.6	0.9	2.0	2.5
Total depreciation and amortization	$30.6	$32.4	$92.3	$96.5

	September 30, 2021	September 30, 2020
Total assets:
Power Transmission Technologies	$1,064.3	$1,054.2
Automation & Specialty	2,962.8	2,956.0
Corporate (2)	134.1	135.7
Total assets	$4,161.2	$4,145.9

(2)
Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, and property, plant and equipment.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America (primarily U.S.)	$256.1	$230.2	$758.6	$681.3
Europe excluding Germany	83.9	68.8	259.1	214.9
Germany	50.0	44.1	151.5	140.7
China	48.8	56.5	176.9	150.1
Asia and other excluding China	30.5	38.2	83.9	85.8
Total	$469.3	$437.8	$1,430.0	$1,272.8

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. During the first quarter of 2020, the Company terminated the cross-currency interest rate swaps. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. At September 30, 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

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

During 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. At September 30, 2021, the Company had a loss in AOCIL of approximately $13.5 million, net of $3.2 million of tax benefit. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company reclassified $2.2 million, net of $0.7 million tax benefit, and $6.9 million, net of $2.1 million tax benefit, of non-cash interest expense from AOCIL to earnings for the quarter and year to date periods ended September 30, 2021, respectively. The Company reclassified $3.4 million and $8.2 million from AOCIL to earnings for the quarter and year to date periods ended September 30, 2020, respectively. Approximately $2.6 million, net of $0.8 million tax benefit, and $4.3 million, net of $1.3 million tax benefit, for the quarter and year to date periods ended September 30, 2020, respectively, represents non-cash interest expense.

The following table summarizes the balance of the Company's derivative instruments designated as cash flow hedges (in millions):

	September 30, 2021	December 31, 2020
Cash flow hedge:	Amount of Loss in AOCIL
Interest rate swap agreement	$(16.7)	$(25.7)

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of September 30, 2021 or December 31, 2020.

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

17. Subsequent Events

On October 20, 2021, the Company declared a dividend of $0.08 per share for the quarter ended December 31, 2021, payable on January 4, 2022 to stockholders of record as of December 17, 2021.

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
•
disruption of our supply chain including the impact of the global semiconductor chip shortage;
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

During the quarter ended September 30, 2021, our incoming order rate continued to be robust as the overall demand environment remained strong. Our topline performance was constrained by supply chain issues and labor shortages and, as a result, we continued to build strong backlog levels during the quarter. We believe these backlog levels will position us for future topline growth when supply chain and labor issues improve. In addition, our pricing initiatives helped to offset the increased material, logistics and labor cost we experienced in the quarter. As a result, our margins were above pre-COVID Q3 2019 levels and cash flow was excellent, enabling us to pay down an additional $70 million of debt in the quarter.

During the remainder of 2021, while broad-based industrial demand and order rates are expected to remain strong, we will continue to work to overcome supply chain and logistics challenges. We also expect to continue facing inflationary pressure on raw materials, labor and logistics.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in the identification or application of the Company’s critical accounting policies during the year to date period ended September 30, 2021.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$469.3	$437.8	$1,430.0	$1,272.8
Cost of sales	299.4	273.7	912.5	812.3
Gross profit	169.9	164.1	517.5	460.5
Gross profit percentage	36.2%	37.5%	36.2%	36.2%
Selling, general and administrative expenses	91.9	82.5	275.2	245.4
Impairment of Goodwill and Intangible Asset	—	—	—	147.5
Research and development expenses	15.5	13.8	47.5	42.6
Restructuring costs	0.7	2.4	2.4	5.5
Income from operations	61.8	65.4	192.4	19.5
Interest expense, net	16.1	18.0	49.5	54.2
Other non-operating expense/(income), net	0.1	(0.3)	(3.1)	0.8
Income/(loss) before income taxes	45.6	47.7	146.0	(35.5)
Provision for income taxes	10.2	9.4	30.6	21.2
Net income/(loss)	$35.4	$38.3	$115.4	$(56.7)

Quarter Ended September 30, 2021 compared with Quarter Ended September 30, 2020

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Net sales	$469.3	$437.8	$31.5	7.2%

Net Sales The increase in net sales during the quarter ended September 30, 2021 is primarily due to strength across most end markets, especially the turf and garden and factory automation end markets. Changes in foreign exchange and price had a favorable impact on net sales of $6.2 million and $8.6 million, respectively, for the quarter ended September 30, 2021.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Gross profit	$169.9	$164.1	$5.8	3.5%
Gross profit as a percent of sales	36.2%	37.5%

Gross Profit Gross profit as a percent of sales decreased during the quarter ended September 30, 2021, primarily due to increasing costs associated with logistics, supply chain and labor. The decrease in gross profit as a percent of net sales was partially offset by a favorable impact of foreign exchange of $2.4 million as well as price, which had a favorable impact of $8.6 million for the quarter ended September 30, 2021.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Selling, general and administrative expense (“SG&A”)	$91.9	$82.5	$9.4	11.4%
SG&A as a percent of sales	19.6%	18.8%

Selling, general and administrative expenses The increase in SG&A during the quarter ended September 30, 2021, when compared to the quarter ended September 30, 2020, was primarily driven by expenses returning that were eliminated, reduced or deferred in the prior year such as reinstating merit increases, increased healthcare expenses and backfilling open positions. Foreign exchange had an unfavorable impact on SG&A of $0.7 million.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Research and development expenses (“R&D”)	$15.5	$13.8	$1.7	12.3%

Research and development expense Research and development expenses increased for the quarter ended September 30, 2021 when compared to the quarter ended September 30, 2020 primarily due to expenses returning that were deferred such as backfilling open positions. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Restructuring costs	$0.7	$2.4	$(1.7)	(70.8)%

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

During 2019, we commenced the 2019 Altra Plan to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. We achieved savings of $0.2 million during the quarter ended September 30, 2021 under the 2019 Altra Plan and estimate additional future savings to be approximately $1 - $2 million over the next two years. The cost savings for the quarter ended September 30, 2021 were recognized as reductions in Cost of Sales of approximately $0.2.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Interest expense, net	$16.1	$18.0	$(1.9)	(10.6)%

Interest expense, net Interest expense decreased for the quarter ended September 30, 2021 compared to the prior year period primarily due to the impact of debt paydowns of approximately $190.0 million since the third quarter of 2020, which resulted in lower outstanding borrowings, and lower average interest rates. We expect our interest expense in 2021 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2021	September 30, 2020	Change	%
Provision for income taxes	$10.2	$9.4	$0.8	8.5%
Provision for income taxes as a percent of income before income taxes	22.4%	19.7%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes increased for the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020. The increase in the 2021 provision for income tax as a percent of income before income taxes is due to the benefit recorded in 2020 as a result of changes in Global Intangible Low-Taxed Income ("GILTI") due to updated legislation.

Year to Date Ended September 30, 2021 compared with Year to Date Ended September 30, 2020

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Net sales	$1,430.0	$1,272.8	$157.2	12.4%

Net Sales The increase in net sales during the year to date period ended September 30, 2021 is primarily due to strength across most end markets, especially the turf and garden, factory automation, forklift truck and agriculture end markets. Changes in foreign exchange and price had a favorable impact on net sales of $39.6 million and $16.9 million, respectively, for the year to date period ended September 30, 2021.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Gross profit	$517.5	$460.5	$57.0	12.4%
Gross profit as a percent of sales	36.2%	36.2%

Gross Profit Gross profit as a percent of sales was unchanged during the year to date period ended September 30, 2021, primarily due to broad improvements in many of our end markets offset by increasing costs associated with logistics, supply chain and labor. Changes in foreign exchange and price had a favorable impact on gross profit of $15.2 million and $16.9 million, respectively, for the year to date period ended September 30, 2021.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Selling, general and administrative expense (“SG&A”)	$275.2	$245.4	$29.8	12.1%
SG&A as a percent of sales	19.2%	19.3%

Selling, general and administrative expenses The increase in SG&A during the year to date period ended September 30, 2021, when compared to the year to date period ended September 30, 2020 was primarily driven by expenses returning that were eliminated, reduced or deferred in the prior year such as reinstating merit increases, increased healthcare expenses and backfilling open positions. Foreign exchange had an unfavorable impact on SG&A of $6.3 million.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Research and development expenses (“R&D”)	$47.5	$42.6	$4.9	11.5%

Research and development expense Research and development expenses increased for the year to date period ended September 30, 2021 when compared to the year to date period ended September 30, 2020. The increase is mainly due to expenses returning that were deferred such as backfilling open positions. Foreign exchange had an unfavorable impact of approximately $1.5 million for the year to date period ended September 30, 2021. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Restructuring costs	$2.4	$5.5	$(3.1)	(56.4)%

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

During 2019, we commenced the 2019 Altra Plan to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur an additional $1 - $2 million in restructuring expenses under the 2019 Plan over the next 2 years, primarily related to plant consolidation and headcount reductions. We achieved savings of $4.3 million during the year to date period September 30, 2021 under the 2019 Altra Plan and estimate additional future savings to be approximately $1 - $2 million over the next 2 years. The cost savings for the year to date period ended September 30, 2021 were recognized as improvements in SG&A and Cost of Sales of approximately $1.8 million and $2.5 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Interest expense, net	$49.5	$54.2	$(4.7)	(8.7)%

Interest expense, net Interest expense decreased for the year to date period ended September 30, 2021 compared to the prior year period primarily due to debt paydowns of approximately $190.0 million since the third quarter of 2020 and lower interest rates. We expect our interest expense in 2021 to decrease as a result of additional principal payments, resulting in lower average outstanding borrowings, as well as lower average interest rates.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2021	September 30, 2020	Change	%
Provision for income taxes	$30.6	$21.2	$9.4	44.3%
Provision for income taxes as a percent of income before income taxes	21.0%	(59.7)%

Provision for Income Taxes The provision for income tax as a percentage of income before income taxes increased for the year to date period ended September 30, 2021 as compared to the year to date period ended September 30, 2020. The provision for income tax as a percent of income before income taxes during the year to date period ended September 30, 2020 was impacted by a $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China. The increase in the 2021 provision for income tax as a percent of income before income taxes is due to the impact of $2.8 million of withholding tax as a result of dividends from our foreign subsidiaries. This was partially offset by a foreign tax rate change of $0.5 million, a release of valuation allowances of $0.4 million related to the one-time sale of property in the United Kingdom, and a $1.6 million benefit as a result of the exercise of stock options and vesting of restricted stock. We expect our provision for income taxes before discrete items to be approximately 20% to 22% for the full year 2021.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Sales:
Power Transmission Technologies	$232.5	$197.7	$691.1	$610.7
Automation & Specialty	237.8	240.8	741.9	665.2
Inter-segment eliminations	(1.0)	(0.7)	(3.0)	(3.1)
Net sales	$469.3	$437.8	$1,430.0	$1,272.8
Income from operations:
Segment earnings:
Power Transmission Technologies	$36.5	$23.5	$97.9	$73.0
Automation & Specialty	30.6	44.6	109.4	(48.0)
Corporate expenses (1)	(4.6)	(0.3)	(12.5)	—
Restructuring costs	(0.7)	(2.4)	(2.4)	(5.5)
Income from operations	$61.8	$65.4	$192.4	$19.5
(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $232.5 million and $691.1 million in the quarter and year to date periods ended September 30, 2021, respectively. The increase of approximately $34.8 million or 17.6% and approximately $80.4 million or 13.2% from the quarter and year to date periods ended September 30, 2020, respectively, is primarily due to the broad based strength across most of our end markets, especially material handling, turf and garden and agriculture end markets. In addition, changes in foreign exchange for the quarter and year to date periods ended September 30, 2021 had a favorable impact on net sales of $3.0 million and $20.8 million, respectively. Price also had a favorable impact on net sales for the quarter and year to date periods ended September 30, 2021 of $6.3 million and $12.7 million, respectively. Income from operations for the quarter and year to date periods ended September 30, 2021 was $36.5 million, an increase of 55.3%, and $97.9 million, an increase of 34.1%, respectively, which is primarily driven by the increase in sales and partially offset by increasing costs from logistics, supply chain and labor.

Automation & Specialty

Net sales in the Automation & Specialty segment were $237.8 million and $741.9 million in the quarter and year to date periods ended September 30, 2021, respectively. The decrease of approximately $3.0 million, or 1.2% for the quarter to date period ended September 30, 2021 was primarily due to weaker sales in China in 2021 and very strong 2020 sales in our medical end market as a result of the pandemic. This was partially offset by strength in other markets especially factory automation. The increase of approximately $76.7 million, or 11.5% from the year to date period ended September 30, 2020 was primarily due to strength in the factory automation and marine end markets, partially offset by weakness in China and the medical end market. In addition, changes in foreign exchange for the quarter and year to date periods ended September 30, 2021 had a favorable impact of $3.2 million and $18.8 million, respectively. Price had a favorable impact on net sales for the quarter and year to date periods ended September 30, 2021 of $2.3 million and $4.2 million, respectively. Income from operations for the quarter ended September 30, 2021 was $30.6 million, a decrease of 31.4%, which is primarily driven by the decrease in sales. Income from operations for the year to date period ended September 30, 2021 was $109.4 million, an increase of 327.9%, which is primarily due to the non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, recorded at the JVS reporting unit during the first quarter of 2020.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Altra Revolving Credit Facility (as defined herein). At September 30, 2021, we had the ability under the Altra Revolving Credit Facility to borrow an additional $295.2 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, other post-employment benefits and dividends.

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

Borrowings under the Altra Term Loan Facility will bear interest at a per annum rate equal to a “Eurocurrency Rate” plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a “Base Rate” plus 1.00%, in the case of Base Rate borrowings. Borrowings under the Altra Revolving Credit Facility will initially bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.00%, in the case of Eurocurrency Rate borrowings, or equal to a Base Rate plus 1.00%, in the case of Base Rate borrowings, and thereafter will bear interest at a per annum rate equal to a Eurocurrency Rate or Base Rate, as applicable, plus an interest rate spread determined by reference to a pricing grid based on Altra’s senior secured net leverage ratio. In addition, Altra will be required to pay fees that will fluctuate between 0.250% per annum to 0.375% per annum on the unused amount of the Altra Revolving Credit Facility, based upon Altra’s senior secured net leverage ratio. The interest rate on the Altra Term Loan Facility was 2.084% at September 30, 2021.

The Company provided notice to the administrative agent of the Altra Credit Agreement on March 9, 2020 and March 16, 2020 to draw down $50 million and $50 million, respectively, under the Altra Revolving Credit Facility. At that time, the Company had increased its borrowings under the Altra Revolving Credit Facility as a precautionary action in order to increase its cash position and enhance its financial flexibility during this period of uncertainty in the global markets resulting from COVID-19. On April 14, 2020, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $50 million outstanding under the Altra Revolving Credit Facility. On April 27, 2020 and May 27, 2020, the Company provided notice to the administrative agent to repay $15 million and $35 million, respectively, which were outstanding under the Altra Revolving Credit Facility. As of the period ended September 30, 2021, all outstanding borrowings under the Altra Revolving Credit Facility have been repaid.

As of September 30, 2021, the Company had $910.0 million outstanding on the Altra Credit Agreement. As of September 30, 2021 and December 31, 2020, the Company had $4.8 million and $4.5 million in letters of credit outstanding, respectively. The Company had $295.2 million available to borrow under the Altra Credit Facilities at September 30, 2021.

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

Borrowings

The following is a summary of our borrowings as of September 30, 2021 and September 30, 2020, respectively:

	Amounts in millions
	September 30, 2021	September 30, 2020
Debt:
Term loan	$910.0	$1,100.0
Notes	400.0	400.0
Mortgages and other	11.8	12.4
Finance leases	0.2	0.3
Total debt	$1,322.0	$1,512.7

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended September 30, 2021 and September 30, 2020, respectively:

	September 30, 2021	September 30, 2020	Change
Cash and cash equivalents at the beginning of the period	$254.4	$167.3	$87.1
Net cash provided by operating activities	170.1	161.8	8.3
Net cash (used in) provided by investing activities	(23.4)	30.0	(53.4)
Net cash used in financing activities	(136.8)	(120.2)	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(0.2)	(7.3)
Cash and cash equivalents at the end of the period	$256.8	$238.7	$18.1

Cash Flows for 2021

Net cash provided by operating activities was approximately $170.1 million for the year to date period ended September 30, 2021, an increase of $8.3 million as compared to the prior year. This increase in net cash provided was primarily generated by net income of $115.4 million compared to a net loss of $56.7 million during the prior year. The net loss in the prior year was offset by a $147.5 million non-cash goodwill and intangible asset impairment charge. The increase in cash provided by operating activities was partially offset by unfavorable changes in operating assets and liabilities of approximately $51.6 million, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Net cash used in investing activities for the year to date period ended September 30, 2021 increased approximately $53.4 million compared to the year to date period ended September 30, 2020, primarily due to the cross-currency interest rate swap settlement proceeds of approximately $56.2 million received during the first quarter of 2020.

Net cash used in financing activities for the year to date period ended September 30, 2021 as compared to the period ended September 30, 2020 increased by $16.6 million, primarily due to the increased debt paydowns of approximately $30.0 million on our Term Loan Facility compared to the prior year, which was partially offset by a reduction in dividend payments of $11.8 million.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, for other post-retirement benefits funding and to pay dividends to our stockholders. As of September 30, 2021 we have approximately $160.0 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Altra Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements. It is difficult, however, to predict the severity and duration of the COVID-19 pandemic and any potential resulting impact to our cash flows.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended September 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below are additional risk factors that should be carefully considered by the reader in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The global semiconductor chip shortage could have an adverse effect on our business, financial condition and results of operations.

We use semiconductors in our business. The global shortage of semiconductor chips initially caused by the slowdown of many chip makers and logistics companies due to COVID-19 continues to be exacerbated by the surge in demand for a wide variety of products across several industries. We anticipate that this shortage could last through at least the remainder of 2021. We may not be able to obtain semiconductor chips from our suppliers on a timely basis, or at all, or identify any alternative suppliers to provide the semiconductor chips we need to produce our products. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted. If the Company or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could harm our business, results of operations, and financial condition.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

ALTRA INDUSTRIAL MOTION CORP.

October 26, 2021	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
October 26, 2021	By:	/s/ Christian Storch
	Name:	Christian Storch
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
October 26, 2021	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Vice President of Finance, Corporate Controller and Treasurer
(Principal Accounting Officer)