Form 10-K
period 2021-12-31
Altra Industrial Motion Corp.
filed 2022-02-28
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $4.00 billion.

As of February 28, 2022, there were 65,059,097 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, Massachusetts

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

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years. We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

Our product lines involve a large number of unique parts, are generally delivered in small order quantities with short lead times and require varying levels of technical support and responsive customer service. Many of our OEM customers incorporate our products into their designs of their equipment, helping to generate high switching costs and foster brand preference. As a result of these characteristics, the essential nature of our products and the wear to which many are subjected, we generate a significant amount of recurring revenue with repeat customers. Our large installed base generates significant aftermarket replacement demand, which we estimate accounted for approximately 30.5% of revenues in 2021.

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

We believe our geographic footprint and portfolio of strong brands provides a platform from which to extend our leading market positions. Our expansive global footprint comprised of 49 manufacturing facilities, 19 service sales/engineering centers and approximately 9,600 employees enables us to serve global customers on a local basis. In 2021, approximately 51% of our revenues were generated from customers in North America, 29% were generated in Europe and 20% in Asia Pacific and the rest of the world. The diversification of our revenues on a geographical, end-market, business mix and customer basis are outlined below for the 2021 fiscal year.

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

History and Acquisitions

Formation of Altra

Although Altra was incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or “Colfax”, of the MPT (mechanical power transmission) group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber, and Wichita Clutch brands. Colfax formed Power Transmission Holding, LLC or “PTH”, in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.

On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax. We refer to this transaction as the PTH Acquisition.

On October 22, 2004, The Kilian Company, or “Kilian”, a company formed at the direction of Genstar Capital, then the largest stockholder of Altra, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to our former wholly owned subsidiary Altra Power Transmission, Inc.

Recent Acquisitions and Transactions

On December 31, 2021, we acquired all of the issued and outstanding equity interests of Nook Industries, LLC (“Nook”), a leader in the U.S. engineered linear motion industry. The acquisition expands our current portfolio of linear product offerings.

On February 8, 2022, we entered into an agreement (the “Purchase Agreement”) with Cummins Inc. (“Cummins”), a leader in the heavy-duty trucking industry, to divest all of our issued and outstanding equity interest in our entities which collectively constitute the Jacobs Vehicle Systems (“JVS”) business segment (the “JVS Transaction”). This divesture aligns with our strategy to focus on highly engineered products in the motion control and power transmission markets. A copy of the Purchase Agreement is filed as an exhibit herewith.

Consummation of the JVS Transaction is subject to various closing conditions, including: (i) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the receipt of certain other required regulatory consents or approvals and (iii) the absence of laws or judgments preventing the consummation of the JVS Transaction. The obligation of each party to consummate the JVS Transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality qualifications) and the other party having performed in all material respects its obligations under the Purchase Agreement and, with respect to the obligations of Cummins, (a) since the date of the Purchase Agreement, no material adverse effect with respect to the JVS business having occurred and (b) the preparation by Altra of certain required environmental filings in respect of the Connecticut Transfer Act. The JVS Transaction is expected to close by the end of 2022.

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

Our Industry

Based on industry data provided by the Power Transmission Distributors Association in collaboration with MDM Analytics, we estimate that global industrial power transmission motion control products generated revenues of approximately $224.0 billion in 2021. These products are collectively used to generate, transmit, control and transform mechanical energy. Altra participates in portions of the motor, control, linear, gearing, clutch, brake, coupling, belted drive, and non-industrial bearing segments.

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

The global power transmission motion control market is driven by general macro-economic growth and secular trends such as the increasing concern for industrial safety, the continued emergence of the digitized factory and the Industrial Internet of Things, and rising demand for motion control in the medical, food and beverage, electrical, and machinery industries. The rapid pace of globalization and developments in the automation sector have also supported growth. Motion control products tend to be higher-margin than power transmission products due to a greater use of technology and leverage in end markets with more attractive secular trends.

Our Business Strategy

Capitalize on the Altra Business System to Drive Margin Expansion and Organic Growth. The Altra Business System (“ABS”) is the framework embedded in our culture that enables us to drive sustainable competitive advantage. ABS incorporates a management philosophy with integrated practices that focus on employing best-in-class tools, knowledge and expertise to drive continuous improvement in lean manufacturing, leadership and growth objectives, further enhancing our ability to achieve our aggressive strategic objectives. We are applying ABS concepts to all areas of our business, including how we grow, how we create new products and how we develop people to ultimately drive strong results.

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

Realize Cost Savings by Leveraging Core Competencies. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, expanded implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, executed through our manufacturing centers of excellence and supported by ABS, provides additional opportunities to consolidate purchasing processes and reduce costs by sharing best practices across geographies and business lines.

Our Strengths

Superior financial profile with high margins and strong cash flow generation. We have an attractive financial profile highlighted by our diversified revenue stream across products and end markets, high margin profile and substantial cash flow. Net sales for the year ended December 31, 2021 grew by approximately 10.1% from $1,726.0 million to $1,899.8 million. Our strong cash flow generation is attributable to attractive gross margins, a high degree of operational leverage across our selling, general and administrative expenses and minimal capital expenditures.

Our flexible cost structure and diversified end market and geographic exposure have allowed us to perform well throughout economic cycles. From 2008 through 2010, our business was able to generate higher cash flow through the strict management of working capital, enabling us to reduce our indebtedness and maintain a leverage ratio within our targeted range. Since the acquisition of the A&S Business, we have supported our plans for growth while also taking advantage of operating leverage and the benefits of our cost improvement initiatives, all of which allowed us to deliver sustainably strong cash flow. In 2021, we paid down approximately $155.0 million in debt. Excluding the $100.0 million we borrowed and repaid under our 2018 Revolving Credit Facility (as defined below) as a precautionary action in response to the pandemic during the second quarter of 2020, we have paid down approximately $465.0 million in term loan debt since the A&S acquisition. This debt paydown, supported by our strong cash flow generation, has enabled us to achieve our target leverage ratio while continuing to make strategic investments such as the acquisition of Nook in December 2021.

Scale and breadth combined with leading brands, technology and market position. We are a global player with significant scale, technological leadership and a broad product offering supported by leading brands, factors which we expect will contribute to a market share advantage over our competitors. The acquisition of the A&S Business moved our business up the power transmission, motion control and automation technology spectrum, increasing our presence in highly engineered products. These engineered products, although higher margin and exposed to high growth applications, are simultaneously complementary to our portfolio. For example, our engineered servo, stepper and specialty miniature motors, drives and controls, and linear automation systems capabilities will enable us to drive innovation across our offering and expand solutions for existing customers.

Broad geographic footprint and global reach. The capabilities and scale of our Company provides a broad global platform from which to drive growth. We are able to leverage our expansive global footprint comprised of 49 manufacturing facilities, 19 service sales/engineering centers and approximately 9,600 employees worldwide to serve our global customers with local resources. While we expect to build on our leading market positions and strong brands in North America, our broadened global platform also positions us to capitalize on key long-term growth opportunities in Europe and especially in emerging markets.

Diversified end-markets provide stability. With no end market comprising more than approximately 15% of our total revenue for the fiscal year ended December 31, 2021, our end-market exposure is diversified, which we expect will provide stability to our revenue streams and help to dampen potential volatility in any particular industry. We believe that the 2018 acquisition of the A&S Business significantly expanded our total addressable market, particularly in higher growth, higher margin end-markets like medical, advanced material handling, factory automation, food and beverages and robotics. The exposure to these attractive new end markets helps to diversify our relative potential exposure to more cyclical end markets like mining, renewable energy, heavy duty truck and oil & gas.

Our business is also geographically diversified, with approximately 49% of revenue generated outside of North America in the year ended December 31, 2021. Finally, our products often facilitate movement which subjects them to wear and requires their periodic replacement. Our large installed base of products generates significant aftermarket replacement demand, which we estimate accounted for approximately 30.5% of revenue for the year ended December 31, 2021. Given the critical nature of many of our products and often high switching costs for our customers, we believe that this base of recurring revenue is stable.

Customer diversification with long-standing customer and distributor relationships. We have a strong, diversified customer base of over 1,000 OEMs and leading power transmission and motion control distributors which market our products via a diversified network of over 3,000 outlets globally. For the fiscal year ended December 31, 2021, there was no meaningful customer concentration among either our OEMs or distributor customers, the largest of which accounts for less than 5% of total revenue for the fiscal year ended December 31, 2021. Some of our largest OEM customers include Cummins, Daimler AG, General Electric, John Deere, and Siemens, all of whom we have had relationships with for decades. We believe that these deep relationships exhibit our commitment to high levels of product quality and service, resulting in customer satisfaction and ultimately, retention.

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

Aftermarket sales supported by large installed base. On average, our brands have been in operation for over 85 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For the fiscal year ended December 31, 2021, we estimate that approximately 30.5% of our revenues were derived from aftermarket sales.

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

o
Thomson: Provides systems that enable and support the transition of rotary motion to linear motion. Products include linear bearings, guides, glides, lead and ball screws, industrial linear actuators, resolvers and inductors. These products are used in factory automation, medical, mobile off-highway, material handling, food processing and other niche applications. Our key brands providing linear systems include Thomson and Nook.

o
Jacobs Vehicle Systems (JVS): Provides renowned “Jake Brake” diesel engine braking systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes. These products are primarily used in heavy duty Class 8 truck engine applications. On February 8, 2022, we entered into an agreement with Cummins to divest all of our issued and outstanding equity interest in the entities which collectively constitute our Jacobs Vehicle Systems business. See Note 18 to the consolidated financial statements for further information.

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

Sales and Marketing

We sell our products in over 100 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 450 company-employed sales engineers as well as a relatively small number of independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive technical support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our products are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2021, we derived approximately 51% of our net sales from customers in North America, 29% from customers in Europe and 20% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales engineers as well as our network of over 3,000 distributor outlets.

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

Some of our registered and unregistered trademarks include: Ameridrives, Bibby Transmissions, Bauer Gear Motor, Boston Gear, Delevan, Delroyd, Deltran, Formsprag, Huco Dynatork, Inertia Dynamics, Guardian Couplings, Industrial Clutch, Jacobs Vehicle Systems, Jake Brake, Kilian, Kollmorgen, Marland, Matrix, Nook, Nuttall Gear, Portescap, PowerFlex, Stieber, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, and Wichita Clutch. From time to time, Altra engages in litigation to protect its intellectual property rights.

Human Capital Resources

Employee Demographics. As of December 31, 2021, we employed approximately 9,600 people on a full-time basis in 31 countries. Approximately 4,600 were employed in the United States and approximately 5,000 were employed outside of the United States. Certain demographics of our employee population are set forth by regional location, gender, and age within the following table:

	Number of Employees	Percentage
Region
Americas	4,616	48.1%
Asia Pacific	2,232	23.3%
Europe, Middle East, Africa	2,749	28.6%
Gender
Female	2,997	31.2%
Male	6,594	68.7%
Undeclared	6	0.1%
Age
<30	1,580	16.5%
30-50	4,870	50.7%
>50	3,147	32.8%

Within the United States, approximately 500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good. See “Risk Factors — Risks Related to Our Business and Industry — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

Diversity and Inclusion. We are committed to providing a secure workplace that develops and leverages the capabilities of our associates and encourages diversity of thought. Clear corporate policies support our endeavor to ensure a safe, harassment-free work environment led by principles of equality and fairness. To ensure that diversity, equity and inclusion is engrained within our culture, Altra maintains a Diversity, Equity and Inclusion Committee which guides, recommends, and supports efforts to further diversity, equity and inclusion with the oversight of the Nominating and Corporate Governance Committee of Altra’s Board of Directors. In 2021 we launched unconscious bias training which will extend throughout our businesses to raise awareness and reduce how bias impacts all aspects of our work. We have established avenues for employees to be heard on issues regarding diversity, equity and inclusion, and we expect to expand this initiative in 2022. In addition, we are refining our human resources toolkit to help us identify, recruit, hire and retain diverse candidates. We strive to build an ever-improving organization, anchored in a dedication to creating an inclusive environment which engages our global talent to enhance operational outcomes.

Employee Engagement. We prioritize employee engagement and value employee feedback. In 2021, approximately 77% of Altra team members responded to and participated in our employee engagement survey. The survey enables us to monitor engagement and results serve as a guide to establish initiatives aimed to enhance the employee experience and analyze efficacy of those initiatives year over year. In addition to our company-wide engagement survey, our businesses also conduct localized, periodic reviews and pulse surveys to gauge employee satisfaction, obtain employee feedback of specific issues on initiatives, and identify shortfalls and opportunities for improvement.

Talent Management. Our aim is to provide an environment that stimulates and fully develops the capabilities of our employees. We recognize that the success of our employees drives effective operational process, innovation, customer satisfaction, and long-term value creation for our stakeholders. We offer competitive compensation and benefit packages that include, depending on location and eligibility, annual bonuses, retirement plans with Company contributions, stock awards, health care and other benefits, paid time off, parental and family leave, and dependent care resources among many others.

At the core of our strategy and our human capital objectives is attracting, recruiting, and retaining, diverse and talented employees. Our talent management platform, Talent In Motion, is designed to support the business and our employees by providing robust tools and processes to enhance the employee experience. Talent In Motion focuses on the complete employee life cycle, including performance management, personally crafted professional development plans, succession planning, organizational assessment, and leadership development training. We evaluate employee performance through our performance management process where we provide opportunities for employees and managers to assess performance, deliver feedback, and craft development plans that act as roadmaps for long-term goal planning and sustained career satisfaction. Succession planning is a vital process that identifies internal talent for development to support our business and employees for future growth. Our organizational assessments examine human capital needs and the skills necessary for employees to deliver on strategic objectives and operational efficiencies. Finally, our leadership development programs cover a wide variety of topics, ranging from coaching and engaging the workforce, to diving into ABS tools. See “Risk Factors — Risks Related to Our Business and Industry — We depend on the services of key executives, the loss of whom could materially harm our business.” See also “Risk Factors — Risks Related to Our Business and Industry — If we lose certain of our key sales, marketing, skilled machinist or engineering personnel, our business may be adversely affected.”

Health, Safety and Pandemic Response. At Altra we recognize that safety is critical to our success. Altra maintains a comprehensive program to monitor, track, and evaluate safety across our global businesses. In 2021, we launched our Environmental Health & Safety Focus-20 initiative to zero-in on facilities requiring enhanced support and structure to deliver targeted improvements in safety performance, compliance, risk analysis and engagement. Our safety program includes but is not limited to tracking key metrics such as Total Recordable Case Rate, proactive identification of at-risk conditions and behaviors, and maintaining a comprehensive near miss program, to ensure continuous improvement of our safety performance. Our 2021 Employee Engagement Survey reflects our efforts to create a safe and comprehensive safety program, as approximately 94% of surveyed employees stated they were satisfied with Altra’s efforts to maintain a safe and secure work environment. In response to COVID-19, Altra created a Pandemic Response Team to monitor, evaluate and manage our operations and compliance with safety protocols. Throughout the pandemic, Altra has remained focused on two core priorities: 1) safeguarding the health and safety of our associates; and 2) ensuring the continuity of supply for our customers. We have taken several actions intended to enhance the safety of our employees which include but are not limited to the following:

•
Maximizing work from home for those employees able to do so;
•
Extensive communication to encourage employees to receive the COVID-19 vaccine;
•
Holding vaccination clinics where feasible;
•
Providing PPE for employees and establishing social distancing procedures;
•
Enhanced cleaning and disinfecting of facilities;
•
Health screening protocols;
•
Implementing visitor protocols for our facilities; and,
•
Restricting travel and in-person meetings.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. Our manufacturing operations employ a wide variety of raw materials, including aluminum, copper, electronic components, plastics, rare-earth magnets, and steel. We generally purchase our materials on the open market, where certain commodities such as steel and copper have fluctuated in price significantly in recent years. We have not historically engaged in hedging transactions for commodity suppliers.

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

Backlog

Our unfilled product orders were approximately $820.8 million and $500.5 million as of December 31, 2021 and 2020 respectively. We expect that the majority of the unfilled orders as of December 31, 2021 will have been delivered to customers within six months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance, but is not necessarily a reliable indicator of medium-term or long-term revenue performance.

Government Contracts

Although the substantial majority of our revenues in 2021 were from customers other than governmental entities, we do have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities.

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

We estimate that annual revenue derived from customers outside the United States (based on geographic destination) as a percentage of total annual revenue was approximately 51% in 2021 and 52% in 2020.

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

Information about our Executive Officers

The following sets forth certain information with regard to our executive officers as of February 28, 2022 (ages are as of December 31, 2021):

Carl R. Christenson (age 62) has been our Chairman since April 2014, our Chief Executive Officer since January 2009, and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson currently serves as a director at IDEX Corporation, a NYSE listed industrial manufacturer of highly engineered products. Mr. Christenson previously served as a director at Vectra Co., f/k/a OM Group, Inc., a NYSE listed technology-driven diversified industrial company, from 2014 to 2015. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic. In addition to more than twenty-five years of experience in manufacturing companies, Mr. Christenson brings vast knowledge of the Company’s business, structure, history and culture to the Board and the CEO position.

Christian Storch (age 62) retired from his role as our Executive Vice President and Chief Financial Officer effective January 31, 2022. Prior to his retirement, Mr. Storch served as our Executive Vice President since December 2019 and our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation (“Standex International”). Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2003. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.

Todd B. Patriacca (age 52) became our Executive Vice President, Chief Financial Officer and Treasurer effective February 1, 2022. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Treasurer since February 2010, our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instruments Inc. (“MKS”), a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Glenn E. Deegan (age 55) has been our Chief Legal and Human Resources Officer since May 2021. Prior to his current position, Mr. Deegan served as our Executive Vice President since December 2019, our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009 and our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

Craig Schuele (age 58) has been our Executive Vice President since December 2019 and our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity. Prior to his current position, Mr. Schuele was our Vice President of Marketing since March 2002, and previous to that he was our Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

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

We operate businesses with manufacturing and other facilities worldwide, many of which are located outside the United States, including in Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Peru, Russia, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom. Our net sales to customers outside North America represented approximately 49% of our total net sales for the year ended December 31, 2021. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. As a result, our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2021, approximately 25% of our net sales from operations were generated through distributors. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, excessive demand, raw material shortages, semiconductor chip shortages, or other reasons could impair our ability, and that of our suppliers, to manufacture or sell our products. To the extent the current semiconductor chip shortage or other shortages continue, the production of our products may be impacted. If the Company or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

COVID-19 was declared a pandemic by the World Health Organization on March 12, 2020. Many countries where we do business, including the United States, many E.U. countries, the United Kingdom, Canada, China, Australia and India, have imposed restrictions on travel and business operations resulting in a substantial reduction of economic activity. Additionally, these restrictions have had and may continue to have a negative effect on the capacity of ports and terminals to process and accommodate commercial activity. The duration of the production and supply chain disruptions, and related financial impact, cannot be estimated at this time. In an effort to contain the spread of the virus and maintain the wellbeing of our employees, and in accordance with governmental requirements, we have experienced temporary closures at certain production facilities, and we have been required to operate some production facilities at reduced capacity. In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic. Should the production and distribution delays and closures continue for an extended period, of time they could have a material adverse effect on our results of operations and cash flows.

The materials used to produce our products are subject to price fluctuations and our ability to obtain those products and negotiate profitable agreements with our suppliers could increase costs of production and adversely affect our profitability.

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

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain raw materials and component parts on favorable terms from various suppliers. If we are required to purchase raw materials or component parts subject to agreements that provide less favorable terms, the costs of providing our products may increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.

As of December 31, 2021, we employed approximately 9,600 people on a full-time basis, of whom approximately 4,600 were employed in the United States and approximately 5,000 were employed outside of the United States. Of our United States employees, approximately 500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.

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

Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, maintaining and expanding relationships with distributors, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that our senior executives could not easily be replaced with executives of equal experience and capabilities, but we cannot prevent our key executives from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives.

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

We depend heavily on our information technology, or IT, infrastructure in order to achieve our business objectives both in our everyday business operations and during our integration efforts related to acquisitions. If we experience a problem that impairs this infrastructure, such as a computer virus, ransomware, natural disaster, act of terrorism, cyber-attack, electrical/telecommunications outage, malware, phishing, other intentional disruption, tampering or manipulation of our IT systems by an employee or unauthorized third party, or failure or other problem with the functioning of an important IT application, or if our third party software vendors discontinue further development, integration or long-term software maintenance support for our information systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose revenue, could harm our relationships with or cause us to lose customers or suppliers, and could require us to incur significant expense to eliminate these problems and address related security concerns. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft.

Cyber-attacks from computer hackers and cyber criminals, social engineering attacks and other malicious Internet-based activity continue to increase generally, and perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware, DNS attacks, wireless network attacks, baiting attempts, phishing attempts, spear phishing attempts, distributed denial of service attacks and other malicious software programs that target our IT infrastructure and our networks, and those of our suppliers. These cyber-attacks may expose us to a variety of risks, including a risk of theft of substantial assets, including cash. In addition, a cyber-attack may cause additional costs, such as investigative and remediation costs, the costs of providing our suppliers, customers or other potentially affected parties with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third party.

Techniques used to obtain unauthorized access or to sabotage systems, to impersonate, or to otherwise seek to perpetrate fraudulent acts against commercial parties change frequently, are increasingly sophisticated and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting our IT infrastructure and networks or our industrial machinery, software or hardware, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If such events affect our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease. Additionally, a portion of our workforce is working remotely due to the COVID-19 pandemic, which may increase these risks. The measures we have taken to maintain adequate cyber security and address these risks and uncertainties may be inadequate.

We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us and our technology prior to certain transfer, storage, use, processing, or disclosure of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation, the implementation of the ePrivacy Directive by the various European Union member states, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018, as well as data privacy statutes implemented by other states, or international authorities, could all disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

We are regularly in the process of implementing enhancements to our Enterprise Resource Planning systems and other business systems (collectively referred to as “ERP”), with the aim of enabling management to achieve better control across our business operations. If these critical enhancements are delayed, in whole or in part, our current ERP systems may not be sufficient to support our planned operations and certain ERP systems may become obsolete. There can be no assurance that the enhancements to our ERP systems will be successfully implemented and failure to do so could have a material adverse effect on our operations. The occurrence of any of these events or other unanticipated problems with our ERP systems could disrupt the management of, and have a material adverse effect on, our business operations.

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

Goodwill and indefinite-lived intangibles comprise a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangibles become impaired in the future, net income in such years may be materially and adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. In addition, indefinite-lived intangibles, primarily tradenames and trademarks, comprise a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment, and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in future reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

As of December 31, 2021, we had approximately $1,005.0 million outstanding and $395.0 million available under our Revolving Credit Facility (as defined herein). In addition, as of December 31, 2021, we had approximately $400.0 million outstanding under the Notes (as defined herein). Our indebtedness has important consequences; for example, it could:

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
•
require us to dispose of significant assets in order to satisfy our debt service and other obligations if we are not able to satisfy these obligations from cash from operations or other sources;
•
limit our ability to buy back our common stock or pay cash dividends;
•
limit our flexibility in planning for, or reacting to, changes in our business and our markets; and
•
place us at a competitive disadvantage relative to our competitors that have less debt.

Substantially all of the domestic personal property of Altra and our domestic subsidiaries and certain shares of certain non-domestic subsidiaries have been pledged as collateral against any outstanding borrowings under the Altra Credit Agreement dated November 17, 2021 (as amended from time to time, the “Credit Agreement” or the "Altra Credit Agreement"), governing the Revolving Credit Facility. In addition, the Altra Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. There can be no assurance that our business will generate sufficient cash flow from operations to make these payments. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before maturity, sell assets or issue additional equity. In the future, the then-current economic and credit market conditions may limit our access to additional capital, to the extent that the Altra Credit Agreement would otherwise permit additional financing, or may preclude our ability to refinance our existing indebtedness. There can be no assurance that there will not be a deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing, if need be, on similar or acceptable terms. An inability to access sufficient financing or capital could have an adverse impact on our operations and thus on our operating results and financial position.

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

The Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. There can be no assurance that we will be able to remain in compliance with these covenants. If we fail to comply with either of these covenants in a future period and are not able to obtain waivers from the lenders thereunder, we would need to refinance the Revolving Credit Facility. However, there can be no assurance that such refinancing would be available on terms that would be acceptable to us or at all.

Our exposure to variable interest rates, foreign currency exchange rates and swap counter party credit risk could materially and adversely affect our business, operating results and financial condition.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cause LIBOR to cease to exist. The consequences of these developments cannot be entirely predicted, but could cause potential increases in interest rates on our floating debt rate. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results. In addition, we conduct our business and incur costs in the local currency of the countries in which we operate. As we continue expanding our business into markets such as Europe, China, Australia, India and Brazil, we expect that an increasing amount of our revenue and cost of sales will be denominated in currencies other than the U.S. Dollar, our reporting currency. As a result, we are subject to currency translation risk, whereby changes in exchange rates between the dollar and the other currencies in which we borrow and do business could result in foreign exchange losses and have a material adverse effect on our results of operations.

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

The Company’s accounting and financial reporting policies conform to U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, the Company is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the Financial Accounting Standards Board (the “FASB”) and the Securities and Exchange Commission. Such new financial accounting standards may change the financial accounting or reporting standards that govern the preparation of the Company’s consolidated financial statements. Implementing changes required by new standards, requirements or laws require interpretation of rules and development of new accounting policies and internal controls that, if not appropriately applied, could result in financial statement errors and, deficiencies in internal control as well as significant costs to implement.

Legal and Compliance Risks

Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing and financial condition.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. Changes to tariffs and other changes in U.S. trade policy have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition. In addition, we cannot predict what changes to trade policy will be made in the future, including whether existing trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

Our businesses are subject to risks generally associated with doing business abroad, including foreign governmental regulation in the countries in which several of our manufacturing sources and facilities are located, such as Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom (the “U.K.”). We believe that the issue of foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources is of particular concern with regard to countries such as China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. Additionally, we are subject to risks due to uncertainties related to the potential impact of the U.K.’s exit from the E.U. (Brexit) on the Company’s business operations in the U.K. and Europe. If regulations were to render the conduct of business in a particular country undesirable or impracticable, if our current foreign manufacturing sources were for any other reason to cease doing business with us, or if we were in a position where we needed to relocate our manufacturing facilities due to regulations or other similar circumstances, such a development could have a material adverse effect on our product sales and on our supply, manufacturing, and distribution channels.

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

Defects in, quality issues with respect to, or inadequate disclosure of risks relating to our products or the misuse of our products could lead to lost profits and other economic damage, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and results of operations.

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

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. The operation of manufacturing plants entails risks related to compliance with environmental laws, requirements and permits, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

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

Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period to period.

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

Risks Related to Strategic Transactions

Our acquisition of businesses and strategic relationships, or our failure to successfully integrate such transactions into our business, could adversely affect our future results and the market price of our common stock.

As part of our growth strategy, we have made and expect to continue to make, acquisitions. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. We may not be able to integrate successfully our recent and past acquisitions, including the acquisition of Nook and the Fortive Transaction, or any future acquisitions, operate any acquired companies profitably or realize the potential benefits from these acquisitions.

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

•
we have in the past, and may in the future incur or assume significant debt in connection with our acquisitions or strategic relationships;

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

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management focus and resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. In addition, we may in some cases agree to hold the other party harmless against certain losses arising from a breach of representations or covenants, including specified environmental matters and certain income taxes arising prior to the date of acquisition, which also could involve the expenditure of material financial resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

We are required to abide by potentially significant restrictions under the Fortive Transaction Tax Matters Agreement which could limit our ability to undertake certain corporate actions (such as the issuance of Altra common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.

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

General Risk Factors

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

Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have adversely affected our business operations and are expected to continue to adversely affect our business. The continued impact of the COVID-19 pandemic on the global economy as a whole will depend on future events. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations. The recent surges in COVID-19 cases due to new variants of the virus and the resurgence of inflation brought on by labor and supply shortages may have an adverse impact upon our business. Should these conditions persist for a prolonged period, this could result in a material adverse effect on our results of operations.

New or more stringent government regulations or standards designed to address climate change could increase our operational costs and severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.

We are subject to domestic and foreign regulations and standards governing emissions controls which are, in part, designed to address climate change. Due to increasing global concern over the effects of climate change, new or more stringent regulations and standards may be mandated. In addition, various stakeholders may demand additional controls beyond what is required by such regulations or standards. Tighter emissions controls as a result of these actions could increase our operational costs and could lead to disruptions in our operations as compliance is attained. Severe weather associated with a changing climate could also negatively impact the operation of our facilities, as well as those of our customers and suppliers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2021, are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Power Transmission Technologies	38	37	75	1,796,192	1,148,064
Automation & Specialty	36	24	60	994,482	607,380
Corporate(1)	—	2	2	104,288	15,204

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Power Transmission Technologies	24	28	20	3	75	—	10
Automation & Specialty	20	20	19	1	60	—	26
Corporate(1)	2	—	—	—	2	4	4

(1) Corporate headquarters, shared services center, selective engineering functions and selective customer service functions.

We believe our owned and leased facilities are well-maintained and suitable for our operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 28, 2022, the number of holders on record of our common stock was approximately 95.

Dividends

The Company declared and paid dividends of $0.30 per share of common stock for the year ended December 31, 2021. The Company declared and paid dividends of $0.31 per share of common stock for the year ended December 31, 2020.

On February 9, 2022, the Company declared a dividend of $0.08 per share for the quarter ended March 31, 2022, payable on April 4, 2022 to stockholders of record as of March 17, 2022. See Note 18 to the consolidated financial statements.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,069,070(2)	$—	4,112,948
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,069,070	$—	4,112,948

(1) The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.

(2) Represents stock options and the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2021 based on achievement of the highest level of each applicable performance obligation.

Issuer Repurchases of Equity Securities

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock. This program expired effective December 31, 2019, and there were no share repurchases during the year ended December 31, 2021.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2016, through December 31, 2021, with the cumulative total return on shares of companies comprising the S&P Small

Cap 600 Index and the S&P Small Cap 600 Capped Industrials Index in each case assuming an initial investment of $100, assuming dividend reinvestment.

Item 6. Reserved

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
•
the Company’s ability to implement and maintain enhancements to its Enterprise Resource Planning (ERP) system;
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
•
the significant operating and financial restrictions imposed by the Credit Agreement;

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
•
exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, and the uncertainty surrounding the effect of Brexit and related negative developments in the European Union and elsewhere;
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
•
changes in the Company’s tax rates or exposure to additional income tax liabilities or assessments, as well as audits by tax authorities;
•
changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock;
•
the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Nook acquisition and the Fortive Transaction;
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

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with the consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and related notes included elsewhere in the this Annual Report on Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

The following generally discusses 2021 and 2020 items and year-to-year comparison between 2021 and 2020. Discussion of historical items and year-to-year comparisons between 2020 and 2019 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

We market our products under well recognized and established brands, which have been in existence for an average of over 85 years. We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

On October 1, 2018, Altra consummated the Fortive Transaction and acquired the A&S Business for an aggregate purchase price of approximately $2,855.7 million, subject to certain post-closing adjustments, which consisted of $1,400.0 million of cash and debt instruments transferred to Fortive and shares of Altra common stock received by Fortive shareholders valued at approximately $1,455.7 million. The initial accounting for the Fortive Transaction (including the allocation of the purchase price to acquired assets and liabilities) was completed during the year ended December 31, 2019.

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general. In the year ended December 30, 2021, our team was required to manage through a challenging environment, including supply chain constraints, labor shortages, inflation pressures, and the continued impact of COVID-19. Despite these challenges, our businesses experienced broad-based demand trends which contributed to strong backlog levels. Moreover, our strong cash generation allowed us to make continued progress de-levering our balance sheet by paying down a total of $155 million of debt in 2021.

Looking ahead to 2022, we expect continued strength across most of our end markets. We enter the year with strong backlog levels and have implemented several pricing initiatives that we expect will improve profitability in the coming quarters. However, we anticipate the first half of 2022 will continue to be constrained by headwinds from inflation, labor availability and supply chain challenges. We will remain focused on leveraging the Altra Business System to drive organic growth initiatives, to integrate the Nook business, and to execute on our strategy to position Altra as a resilient premier industrial company for the long-term.

Critical Accounting Policies and Significant Accounting Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. Our estimates are based upon historical experience and assumptions that we believe are reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could change our reported results.

Our significant accounting policies are discussed in Note 1 to the financial statements. We believe the following accounting policies and estimates are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements.

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

We record an inventory excess and obsolescence reserve for obsolete, excess and slow-moving inventory. In calculating our inventory excess and obsolescence reserve, we analyze historical and projected data regarding customer demand within specific product categories and make assumptions regarding economic conditions within customer specific industries, as well as product changes. Our accounting estimate related to inventory excess and obsolescence is a critical accounting estimate because our assumptions are based on factors that can be variable and largely beyond our control, and changes in our reserve for inventory excess and obsolescence could materially affect our results of operations.

Business Combinations. Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations is a critical accounting estimate because it requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets

Goodwill, Intangibles and other long-lived assets. In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents, in-process research and development (“IPR&D”) and goodwill. In valuing the customer relationships, trade names and trademarks and product technology, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 1% - 12% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 4 to 29 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill, trademarks, IPR&D and the majority of our trade names are considered indefinite lived assets. Our trade names and our trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

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

Management continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While management believes the judgements and assumptions used in the impairment tests are reasonable, management considers it a critical accounting estimate because different assumptions or changes in general industry and economic conditions could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the financial statements. Refer to Note 7 for additional discussion and results of the Company’s annual impairment review.

Recent Accounting Standards

See the discussion of significant accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2021.

Results of Operations.

Amounts in millions, except percentage data

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,899.8	$1,726.0	$1,834.1
Cost of sales	1,224.4	1,103.6	1,177.8
Gross profit	675.4	622.4	656.3
Gross profit percentage	35.6%	36.1%	35.8%
Selling, general and administrative expenses	368.7	332.2	359.0
Impairment charges	142.4	147.5	—
Research and development expenses	63.9	57.8	59.1
Restructuring costs	3.0	7.4	14.1
Income from operations	97.4	77.5	224.1
Interest expense, net	94.5	72.1	73.8
Other non-operating (income) expense, net	(4.9)	1.4	2.1
Income before income taxes	7.8	4.0	148.2
(Benefit)/Provision for income taxes	(19.9)	29.5	21.0
Net income/(loss)	$27.7	$(25.5)	$127.2

Segment Performance.

Amounts in millions, except percentage data

	Years Ended December 31,
	2021	2020	2019
Net Sales:
Power Transmission Technologies	$924.8	$818.6	$907.7
Automation & Specialty	979.0	911.8	931.0
Intra-segment eliminations	(4.0)	(4.4)	(4.6)
Net sales	$1,899.8	$1,726.0	$1,834.1
Income from operations:
Segment earnings:
Power Transmission Technologies	$128.6	$97.5	$113.5
Automation & Specialty	(8.3)	(10.4)	132.3
Corporate	(19.9)	(2.2)	(7.6)
Restructuring and consolidation costs	(3.0)	(7.4)	(14.1)
Income from operations	$97.4	$77.5	$224.1

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Net sales	$1,899.8	$1,726.0	$173.8	10.1%

Net Sales. The increase in net sales during the year ended December 31, 2021 when compared to the year ended December 31, 2020 is primarily due to strength across most end markets, especially the turf and garden, factory automation, fork-lift truck and agriculture end markets. Changes in foreign exchange and price had a favorable impact on net sales of $37.6 million and $30.1 million, respectively, for the year ended December 31, 2021.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Gross profit	$675.4	$622.4	$53.0	8.5%
Gross profit as a percent of net sales	35.6%	36.1%

Gross profit. The decrease in gross profit as a percentage of net sales during the year ended December 31, 2021 when compared to the year ended December 31, 2020 was primarily due to increasing costs associated with logistics, supply chain and labor. In addition, we experienced unfavorable product mix in 2021 due to slowness in China for class 8 heavy duty trucks and strong COVID-19 related medical sales in 2020. Changes in foreign exchange and price had a favorable impact on gross profit of $14.2 million and $30.1 million, respectively, for the year ended December 31, 2021.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Selling, general and administrative expense (“SG&A”)	$368.7	$332.2	$36.5	11.0%
SG&A as a percent of net sales	19.4%	19.2%

Selling, general and administrative expenses. The increase in SG&A during the year ended December 31, 2021 when compared to the year ended December 31, 2020 was primarily driven by expenses returning that were eliminated, reduced or deferred in the prior year such as reinstating merit increases, increased healthcare expenses and backfilling open positions. Foreign exchange had an unfavorable impact on SG&A of $5.7 million.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Research and development expenses (“R&D”)	$63.9	$57.8	$6.1	10.6%

Research and development expenses. The increase in R&D during the year ended December 31, 2021 when compared to the year ended December 31, 2020 was primarily due to expenses returning that were deferred, such as reinstating merit increases and backfilling open positions. Foreign exchange had an unfavorable impact of approximately $1.3 million for the year ended December 31, 2021. We expect research and development costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Restructuring costs	$3.0	$7.4	$(4.4)	(59.5)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We have incurred and expect to incur expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next 2 years, primarily related to plant consolidation and headcount reductions. We achieved savings of $4.1 million during the year ended December 31, 2021 under the 2019 Altra Plan and estimate additional future savings to be approximately $1 - $2 million over the next 2 years. The cost savings for the year ended December 31, 2021 were recognized as improvements in SG&A and cost of sales of approximately $1.5 million and $2.6 million, respectively.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
Interest expense, net	$94.5	$72.1	$22.4	31.1%

Interest expense. The increase in interest expense during the year ended December 31, 2021 when compared to the year ended December 31, 2020 was primarily due to the write-off of debt issuance costs related to the extinguishment of the 2018 Term Loan Facility (as defined below) of approximately $15.4 million of non-cash interest expense. In addition, in connection with the new Credit Agreement (as defined below), we reclassified the remaining balance of the unrealized loss from the termination of the interest rate swap from accumulated other comprehensive income (loss) to interest expense of approximately $14.9 million of non-cash interest expense. The increase in interest expense was partially offset by a decrease in cash interest expense due to the impact of debt paydowns of approximately $150.0 million under the 2018 Credit Agreement (as defined below) and $5.0 million under the new Credit Agreement. We expect our interest expense in 2022 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Years Ended December 31,
	2021	2020	Change	%
(Benefit)/Provision for income taxes	$(19.9)	$29.5	$(49.4)	(167.5)%
(Benefit)/Provision for income taxes as a percent of income before income taxes	(255.1)%	737.5%

(Benefit)/Provision for income taxes. The benefit for income tax as a percentage of income before income taxes increased during the year ended December 31, 2021 when compared to the year ended December 31, 2020. The provision for income tax as a percent of income before income taxes during the year ended December 31, 2020 was impacted by a $139.1 million non-cash impairment charge recorded at the JVS reporting unit in the United States and China. The benefit for income tax as a percent of income before income taxes during the year ending December 31, 2021 was impacted by a $142.4 million non-cash impairment charge recorded related to the classification of the JVS business as an asset held for sale and by a $2.8 million provision related to disallowed executive compensation. We expect our provision for income taxes before discrete items to be approximately 21% to 23% in future periods.

Segment Performance

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $924.8 million in the year ended December 31, 2021, an increase of approximately $106.2 million or 13.0%, from the year ended December 31, 2020. The increase was primarily due to the broad based strength across most of our end markets, especially the material handling, turf and garden and agriculture end markets. In addition, changes in foreign currency exchange rates for the year ended December 31, 2021 had a favorable impact on net sales of $19.6 million. Price had a favorable impact on net sales for the year ended December 31, 2021 of $21.6 million. Segment operating income increased by approximately $31.1 million compared to the prior year, which was primarily driven by the increase in net sales and was partially offset by increasing costs from logistics, supply chain and labor.

Automation & Specialty

Net sales in the Automation & Specialty business segment were $979.0 million in the year ended December 31, 2021, an increase of approximately $67.2 million from the year ended December 31, 2020. The increase was primarily due to strength in the factory automation and marine end markets. Changes in foreign exchange and price had a favorable impact on net sales of $18.0 million and $8.5 million, respectively, for the year ended December 31, 2021. The increase was partially offset by a decline in the heavy-duty truck end market and the medical end market. The A&S segment had a loss from operations for the year ended December 31, 2021 due to the non-cash impairment charge of $142.4 million recorded in the fourth quarter of 2021 at the JVS reporting unit related to the held for sale classification. Similarly, for the year ended December 31, 2020, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively. Excluding the impact of these non-cash impairment charges in 2020 and 2021, income from operations would have decreased by approximately $3.0 million for the year ended December 31, 2021 as compared to the prior year, primarily due to increasing costs from logistics, supply chain and labor, partially offset by the increase in sales.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Revolving Credit Facility (as defined below). At December 31, 2021, we have the ability under the Revolving Credit Facility to borrow an additional $390.2 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Revolving Credit Facility (as defined herein), we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Credit Facilities (as defined herein), fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. In the event additional funds are needed for operations, we could attempt to obtain new debt and/or refinance existing debt, or attempt to raise capital in the equity markets. There can be no assurance, however, that additional debt or equity financing will be available on commercially acceptable terms, if at all.

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

2021 Altra Credit Agreement

On November 17, 2021, the Company entered into a new Credit Agreement (the “Credit Agreement” or the "Altra Credit Agreement") with certain subsidiaries of the Company (together with the Company, the “Borrowers”) , the lenders party to the Credit Agreement from time to time (collectively, the “Lenders”), Bank of Montreal as administrative agent (the “Administrative Agent”), as sustainability structuring agent and collateral agent thereunder, and under the security and guarantee documents for the Lenders, and BMO Capital Markets Corp., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners. Pursuant to the Credit Agreement, the Lenders made available to the Borrowers a term loan facility of $400.0 million (the “Term Loan Facility” or "Term Loan" or “Term Loan A”) and a revolving credit facility of $1,000.0 million (the “Revolving Credit Facility” or "Revolver", and together with the Term Loan Facility, the “Credit Facilities”). The aggregate proceeds of the Credit Facilities were used to repay in full and extinguish all outstanding indebtedness for borrowed money under the 2018 Credit Agreement. The amounts available under the Credit Facilities are to be available for general corporate purposes and to repay existing indebtedness. The stated maturity of both of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility.

The Credit Facilities are guaranteed on a senior secured basis by certain direct and indirect domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”).

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 1.590% at December 31, 2021.

Revolving borrowings and issuances of letters of credit under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Borrowers to maintain certain financial covenants relating to consolidated leverage and interest coverage, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The obligations of the borrowers of the Credit Facilities under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representations and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgments, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

Pursuant to the Credit Agreement, on November 17, 2021, the Loan Parties and the Administrative Agent entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”), pursuant to which each Loan Party pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all personal property, whether now owned by or owing to, or after acquired by or arising in favor of such Loan Party (including under any trade name or derivations), and whether owned or consigned by or to, or leased from or to, such Loan Party, and regardless of where located, except for specific excluded personal property identified in the Guarantee and Collateral Agreement (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include, among other items, more than 65% of the capital stock of the first tier foreign subsidiaries of the Company. The Guarantee and Collateral Agreement contains other customary representations, warranties and covenants of the parties.

In connection with the Guarantee and Collateral Agreement, certain of the Loan Parties delivered a Patent Security Agreement and a Trademark Security Agreement in favor of the Administrative Agent pursuant to which each of the Loan Parties signatory thereto pledges, assigns and grants to the Administrative Agent, on behalf of and for the ratable benefit of the Lenders, a security interest in all of its right, title and interest in, to and under all registered patents, patent applications, registered trademarks and trademark applications owned by such Loan Parties.

2018 Altra Credit Agreement

On October 1, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”) with certain subsidiaries of Altra, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and a syndicate of lenders. The 2018 Credit Agreement provided for a seven-year senior secured term loan to the Company in an aggregate principal amount of $1,340.0 million (the “2018 Term Loan Facility”) and a five-year senior secured revolving credit facility available to the Company and certain of its subsidiaries in an aggregate committed principal amount of $300.0 million (the “2018 Revolving Credit Facility” and together with the 2018 Term Loan Facility, the “2018 Credit Facilities”). The initial proceeds of the 2018 Term Loan Facility were used to (i) consummate the Direct Sales, (ii) repay in full and extinguish all outstanding indebtedness for borrowed money under the Company’s previous credit agreement and (iii) pay certain fees, costs, and expenses in connection with the consummation of the Fortive Transaction. Any proceeds of the 2018 Term Loan Facility not so used could be used for general corporate purposes and the proceeds of the 2018 Revolving Credit Facility were used for working capital and general corporate purposes.

The 2018 Credit Facilities were guaranteed on a senior secured basis by the Company and by each direct or indirect wholly owned domestic subsidiary of the Company, subject to certain customary exceptions.

Interest on the amounts outstanding under the 2018 Credit Facility was calculated using either an ABR Rate or Eurocurrency Rate, plus the applicable margin. In addition, the Company was required to pay fees per annum on the unused amount of the 2018 Revolving Credit Facility, based upon the applicable margin.

Revolving borrowings and issuances of letters of credit under the 2018 Revolving Credit Facility were subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The 2018 Credit Agreement contained usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness and asset sales and mergers. In addition, the 2018 Credit Agreement required that the Company maintain a specified maximum senior secured leverage ratio and a specified minimum interest coverage ratio. The obligations of the borrowers of the 2018 Credit Facilities under the 2018 Credit Agreement also contained customary events of default.

Working Capital Line of Credit

One foreign subsidiary of the Company has a line of credit used for operating purposes. As of December 31, 2021, the Company had 1.9 million Chinese RMB, or $0.3 million, outstanding on the line of credit.

Borrowings

Below is a summary of borrowings as of December 31, 2021 and 2020, respectively:

	Amounts in millions
	Years Ended December 31,
	2021	2020
Debt:
Term loan	$400.0	$1,030.0
Revolver	605.0	-
Notes	400.0	400.0
Mortgages and other	9.2	12.9
Finance leases	0.1	0.3
Total gross debt	$1,414.3	$1,443.2

Below is a reconciliation of net debt for the year ended December 31, 2021:

	Amounts in millions
	Years Ended December 31,
	2021	2020
Total gross debt	$1,414.3	$1,443.2
Cash	(246.1)	(254.4)
Net debt	$1,168.2	$1,188.8

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the years ended December 31, 2021 and 2020, respectively.

	2021	2020	Change
Cash and cash equivalents at the beginning of the year	$254.4	$167.3	$87.1
Cash flows provided by operating activities	217.0	262.5	(45.5)
Cash flows provided by (used in) in investing activities	(163.6)	15.6	(179.2)
Cash flows provided by (used in) financing activities	(52.5)	(193.2)	140.7
Effect of exchange rate changes on cash and cash equivalents	(9.2)	2.2	(11.4)
Cash and cash equivalents at the end of the year	$246.1	$254.4	$(8.3)

Cash Flows for 2021

Net cash provided by operating activities was approximately $217.0 million for the year ended December 31, 2021, a decrease of approximately $45.5 million as compared to the prior year. The decrease in net cash provided was primarily due to unfavorable changes in operating assets and liabilities of approximately $102.4 million, which reflect timing difference between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. The decrease was offset by net income of $27.7 million for the year ended December 31, 2021, compared to a net loss of $25.5 million for the year ended December 31, 2020, a $142.4 million non-cash held for sale impairment charge, a $25.7 million non-cash amortization of interest rate swap expense, and a $15.4 million non-cash loss on extinguishment of debt.

Net cash used in investing activities was approximately $163.6 million for the year ended December 31, 2021, an increase of approximately $179.2 million as compared to the prior year. The increase in net cash used was primarily due to the purchase of Nook Industries for $125.2 million, net of cash acquired, as well as increase in property, plant and equipment purchases. Additionally, during the first quarter of 2020 we terminated our cross-currency interest rate swap and received proceeds of $56.2 million.

Net cash used in financing activities was approximately $52.5 million for the year ended December 31, 2021, a decrease of approximately $140.7 million as compared to the prior year. The decrease in net cash used was primarily due to borrowings and paydowns on our debt during 2021 as compared to the prior year. During the year ended December 31, 2021, we repaid $1,030.0 million on our Term Loan B Facility offset by borrowings under our new Credit Agreement of $1,010.0, to which we repaid $5.0 million on our Revolving Credit Facility during the fourth quarter of 2021, compared to the prior year paydown of $160.0 million. Total debt paid in 2021 was $155.0 million, which was offset by $130.0 million borrowed under our Revolving Credit Facility to finance the acquisition of Nook Industries.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of December 31, 2021, we have approximately $168.6 million of cash and cash equivalents held by foreign subsidiaries. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Altra Credit Facilities provide additional potential sources of liquidity should they be required.

Capital Expenditures

We made capital expenditures of approximately $40.6 million and $33.7 million in the years ended December 31, 2021 and 2020, respectively. The increase in capital expenditures during 2021 was due to purchases returning that were eliminated, reduced or deferred in the prior year related to the economic impact of the COVID-19 pandemic. These capital expenditures will support on-going business needs. In 2022, we expect capital expenditures to be in the range of $45.0 million to $50.0 million .

Long-Term Cash Requirements

Our cash requirements greater than twelve months include payments related to our debt obligations and operating and finance leases. Refer to Note 11 Long-Term Debt and Note 4 Leases in the Notes to Consolidated Financial Statements for further detail of our contractual obligations and the timing of expected future payments.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2021, there were no funding requirements for 2022 to 2026. These amounts are based on actuarial assumptions and actual amounts could be materially different.

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

As of December 31, 2021, there were 707.0 thousand shares of unvested restricted stock outstanding under the 2014 Plan. The remaining compensation cost to be recognized through 2024 is $19.8 million. Based on the stock price at December 31, 2021, of $51.57 per share, the intrinsic value of these awards as of December 31, 2021, was $36.5 million.

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

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have recently experienced rising inflation, and there can be no assurance that inflation will moderate in future periods. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, we do not utilize any other derivative instruments to manage these risks.

Currency translation. We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2021, approximately 46.3% of our revenues and approximately 53.4% of our total operating income were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2021. As of December 31, 2021, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.4% and 5.1%, respectively.

Currency transaction exposure. Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis. From time to time, the Company enters into contractual derivative arrangements to manage changes in market conditions, related foreign currency exposure and occasionally on commodity prices.

Interest rate risk. We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Altra Credit Facilities that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using the Eurodollar rate, plus the applicable margin. As of December 31, 2021, we had $1,005.0 million in borrowings under our Altra Credit Facilities. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $10.1 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill —Thomson Reporting Unit — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and for the Thomson reporting unit, the Company also used the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples. The goodwill balance was $1.6 billion as of December 31, 2021, of which $443.4 million was allocated to the Thomson reporting unit. The fair value of the Thomson reporting unit exceeded the carrying value by less than 10% as of the annual goodwill impairment date and, therefore, no impairment was recognized. All other reporting units had fair values that exceed their carrying value by 10% or more, as of the annual goodwill impairment date.

Given the significant estimates and assumptions management makes to estimate the fair value of the Thomson reporting unit and the sensitivity of Thomson operations to changes in certain markets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profit margins, EBITDA and revenue multiples, and the selection of the discount rate for Thomson required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, profit margins, and EBITDA and revenue multiples (“forecasts”), and the selection of the discount rate for the Thomson reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Thomson, such as controls related to management’s forecasts and selection of the discount rate.
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

February 28, 2022

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in millions, except share and per share amounts

	Years Ended December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$246.1	$254.4
Trade receivables, less allowance for credit losses of $4.1 and $4.9 million at December 31, 2021 and 2020, respectively	224.5	240.8
Inventories	267.8	210.4
Income tax receivable	11.7	6.9
Assets held for sale	377.3	—
Prepaid expenses and other current assets	40.4	35.7
Total current assets	1,167.8	748.2
Property, plant and equipment, net	275.8	344.2
Intangible assets, net	1,057.2	1,459.6
Goodwill	1,564.0	1,596.0
Deferred income taxes	2.3	4.9
Other non-current assets	13.5	14.2
Operating lease right of use assets	50.0	41.0
Total assets	$4,130.6	$4,208.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173.3	$163.6
Accrued payroll	81.8	76.2
Accruals and other current liabilities	77.0	73.0
Income tax payable	6.0	17.9
Current portion of long-term debt	11.1	16.6
Liabilities held for sale	53.0	—
Operating lease liabilities	14.3	13.3
Total current liabilities	416.5	360.6
Long-term debt, net of current portion	1,401.0	1,408.1
Deferred income taxes	250.5	359.6
Pension liabilities	29.9	35.4
Long-term taxes payable	2.7	3.6
Other long-term liabilities	7.3	14.3
Operating lease liabilities, net of current portion	37.6	29.8

Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized, 64,923,539 and 64,676,567 shares issued and outstanding at December 31, 2021 and 2020, respectively)	0.1	0.1
Additional paid-in capital	1,718.4	1,706.0
Retained earnings	277.6	269.5
Accumulated other comprehensive income/(loss)	(11.0)	21.1
Total stockholders’ equity	1,985.1	1,996.7
Total liabilities and stockholders’ equity	$4,130.6	$4,208.1

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Operations

Amounts in millions, except per share data

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,899.8	$1,726.0	$1,834.1
Cost of sales	1,224.4	1,103.6	1,177.8
Gross profit	675.4	622.4	656.3
Operating expenses:
Selling, general and administrative expenses	368.7	332.2	359.0
Impairment charges	142.4	147.5	—
Research and development expenses	63.9	57.8	59.1
Restructuring costs	3.0	7.4	14.1
	578.0	544.9	432.2
Income from operations	97.4	77.5	224.1
Other non-operating income and expense:
Interest expense, net	94.5	72.1	73.8
Other non-operating (income)/expense, net	(4.9)	1.4	2.1
	89.6	73.5	75.9
Income before income taxes	7.8	4.0	148.2
(Benefit)/Provision for income taxes	(19.9)	29.5	21.0
Net income/(loss)	$27.7	$(25.5)	$127.2
Weighted average shares, basic	64.8	64.6	64.3
Weighted average shares, diluted	65.4	64.6	64.5
Net income/(loss) per share:
Basic	$0.43	$(0.39)	$1.98
Diluted	$0.42	$(0.39)	$1.97
Cash dividend declared per share	$0.30	$0.31	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in millions, except per share data

	Years Ended December 31,
	2021	2020	2019
Net income/(loss)	$27.7	$(25.5)	$127.2
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	—	(11.9)	(9.9)
Reclassification of interest rate swap, net of tax	21.5	6.9	—
Pension & other post retirement benefit obligation adjustment, net of tax	3.3	(2.6)	(1.4)
Reclassification adjustment of pension plan, net of tax	0.6	0.4	0.1
Change in fair value of net investment hedge, net of tax	—	31.2	19.8
Foreign currency translation adjustment	(57.5)	87.0	(26.9)
Total other comprehensive (loss)/income:	(32.1)	111.0	(18.3)
Total comprehensive (loss)/income	$(4.4)	$85.5	$108.9

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in millions, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	$0.1	64.2	$1,687.1	$232.6	$(71.6)	$1,848.2
Stock-based compensation and vesting of restricted stock	—	—	9.6	—	—	9.6
Net income	—	—	—	127.2	—	127.2
Dividends declared, $0.68 per share	—	—	—	(44.4)	—	(44.4)
Total comprehensive loss, net of tax	—	—	—	—	(18.3)	(18.3)
Balance at December 31, 2019	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock	—	0.5	9.3	—	—	9.3
Net loss	—	—	—	(25.5)	—	(25.5)
Dividends declared, $0.31 per share	—	—	—	(20.4)	—	(20.4)
Total comprehensive income, net of tax	—	—	—	—	111.0	111.0
Balance at December 31, 2020	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock	—	0.1	10.2	—	—	10.2
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	27.7	—	27.7
Dividends declared, $0.30 per share	—	—	—	(19.6)	—	(19.6)
Total comprehensive loss, net of tax	—	—	—	—	(32.1)	(32.1)
Balance at December 31, 2021	$0.1	64.9	$1,718.4	$277.6	$(11.0)	$1,985.1

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in millions

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income/(loss)	$27.7	$(25.5)	$127.2
Adjustments to reconcile net income to net cash flows:
Depreciation	51.9	57.8	58.0
Amortization of intangible assets	70.4	69.8	70.4
Amortization of deferred financing costs	4.0	4.6	4.6
Loss on foreign currency, net	1.5	1.2	—
Accretion of debt discount	0.4	0.5	0.5
Non-cash amortization of interest rate swap expense	25.7	9.0	—
Impairment charges	142.4	147.5	—
Payment for interest rate swap settlement	—	(34.7)	—
(Gain) Loss on disposals and other	(0.3)	0.7	0.1
Loss on extinguishment of debt	15.4	—	—
Benefit for deferred taxes	(82.1)	(28.3)	(33.1)
Stock based compensation	15.7	13.2	13.6
Changes in assets and liabilities, net of assets acquired:
Trade receivables	4.4	10.6	14.8
Inventories	(67.4)	19.0	5.8
Accounts payable and accrued liabilities	37.0	18.8	(16.2)
Other current assets and liabilities	(22.4)	(4.5)	14.6
Other operating assets and liabilities	(7.3)	2.8	(4.4)
Net cash provided by operating activities	217.0	262.5	255.9
Cash flows from investing activities
Purchase of property, plant and equipment	(40.6)	(33.7)	(51.7)
Proceeds from sale of property	2.2	—	0.3
Proceeds from cross currency interest rate swap settlement	—	56.2	—
Investment in MTEK Industry AB	—	(5.0)
Acquisition of Nook Industries, net of cash acquired	(125.2)	—	—
A&S Business acquisition purchase price adjustment	—	(1.9)	(29.5)
Net cash provided by (used in) investing activities	(163.6)	15.6	(80.9)
Cash flows from financing activities
Payments of debt issuance costs	(3.7)	—	—
Payments on Term Loan B Facility	(1,030.0)	(160.0)	(130.0)
Payments on Revolving Credit Facility	(5.0)	(100.0)	—
Borrowing under Term Loan A Facility	400.0	—	—
Borrowing under Revolving Credit Facility	610.0	100.0	—
Dividend payments	(18.3)	(27.8)	(44.4)
Payments of equipment, working capital notes, mortgages and other debt	(5.9)	(1.5)	(1.1)
Proceeds from equipment, working capital notes, mortgages and other debt	3.7	—	1.6
Shares surrendered for tax withholding	(5.5)	(3.9)	(4.0)
Proceeds from issuance of common stock upon exercise of options	2.2	—	—
Net cash used in financing activities	(52.5)	(193.2)	(177.9)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	2.2	1.2
Net change in cash and cash equivalents	(8.3)	87.1	(1.7)
Cash and cash equivalents at beginning of year	254.4	167.3	169.0
Cash and cash equivalents at end of year	$246.1	$254.4	$167.3
Cash paid during the year for:
Interest paid on borrowings	$49.3	$58.1	$68.8
Income taxes paid	82.3	61.7	45.4
Non-cash Financing and Investing:
Nook Industries purchase price holdback	$8.2	$—	$—
Acquisition of property, plant and equipment included in accounts payable	6.8	4.3	3.9

The accompanying notes are an integral part of these consolidated financial statements

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in millions (unless otherwise noted)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 16 countries. Altra’s leading brands currently include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems (see Note 18 to the consolidated financial statements for further information regarding the agreement to sell the Jacobs Vehicle Systems business), Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nook Industries, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, Portescap, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2021	2020	2019
Shares used in net income per common share - basic	64.8	64.6	64.3
Effect of dilutive shares	0.6	—	0.2
Shares used in net income per common share - diluted	65.4	64.6	64.5
Shares excluded as their inclusion would be anti-dilutive	—	0.2	—

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Altra Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Term Loan Facility and the Revolving Credit Facility (both as defined herein). The carrying amount of the Term Loan Facility of $400.0 million and the Revolving Credit Facility of $605.0 million approximates fair value due to the variable rate and the fact that the agreement was negotiated in November 2021. The carrying amount of the Notes (as defined herein) was $400.0 million and the estimated fair value of the Notes was $427.0 million at December 31, 2021. The Notes are classified as Level 2.

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

In December 2020, the Company invested $5.0 million for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investment at its cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. This investment is considered a Level 3 asset based on the lack of observable inputs and is classified within other non-current assets in the consolidated balance sheets. The Company monitors its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. As of December 31, 2021, there were no indicators that support an adjustment to MTEK’s carrying value.

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

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying consolidated statements of operations. Net foreign currency transaction gains and losses for the years ended December 31, 2021, 2020 and 2019 were inconsequential.

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

Depreciation of property, plant and equipment, including finance leases, is provided using the straight-line method over the estimated useful life of the asset, as follows:

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

Intangible Assets

Intangible assets represent product technology, patents, tradenames, trademarks, customer relationships, and in-process research and development (“IPR&D”). Product technology, patents and customer relationships are amortized on a straight-line basis over 4 to 29 years, which approximates the period of economic benefit. Trademarks, IPR&D and the majority of our trade names are considered indefinite-lived assets and are not being amortized. Amortization of the IPR&D asset will commence when the asset is placed into service. Intangibles are stated at fair value on the date of acquisition. Intangibles are stated net of accumulated amortization.

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

For the Company's indefinite-lived intangible assets, mainly trademarks, the Company estimated the fair value first by estimating the total revenue attributable to the trademarks. Second, the Company estimated an appropriate royalty rate using the return on assets method by estimating the required financial return on our assets, excluding trademarks, less the overall return generated by our total asset base. The return as a percentage of revenue provides an indication of our royalty rate (between 1.0% and 2.0%). The Company compared the estimated fair value of our trademarks with the carrying value of the trademarks. Refer to Note 7 for additional discussion of the Company’s annual impairment review.

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

Held for Sale

Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. Refer to Financial Note 3, “Acquisitions and Divestitures,” for more information.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $6.0 million, $5.0 million and $6.6 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income/(loss) by component, January 1, 2019	$(6.6)	$(0.2)	$(64.8)	$(71.6)
Change in fair value of interest rate swap, net of tax	(9.9)	—	—	(9.9)
Pension adjustments, net of tax	—	(1.4)	—	(1.4)
Reclassification of pension adjustments, net of tax	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	(26.9)	(26.9)
Change in fair value of net investment hedge, net of tax	—	—	19.8	19.8
Net current-period other comprehensive income/(loss)	(9.9)	(1.3)	(7.1)	(18.3)
Accumulated other comprehensive income/(loss) by component, December 31, 2019	$(16.5)	$(1.5)	$(71.9)	$(89.9)
Change in fair value of interest rate swap, net of tax	(11.9)	—	—	(11.9)
Reclassification of interest rate swap to income, net of tax	6.9	—	—	6.9
Pension adjustments, net of tax	—	(2.6)	—	(2.6)
Reclassification of pension adjustments, net of tax	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	87.0	87.0
Change in fair value of net investment hedge, net of tax	—	—	31.2	31.2
Net current-period other comprehensive income/(loss)	(5.0)	(2.2)	118.2	111.0
Accumulated other comprehensive income/(loss) by component, December 31, 2020	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	21.5	—	—	21.5
Pension & other post retirement benefit obligation adjustment, net of tax	—	3.3	—	3.3
Reclassification of pension adjustments, net of tax	—	0.6	—	0.6
Foreign currency translation adjustments	—	—	(57.5)	(57.5)
Net current-period other comprehensive income/(loss)	21.5	3.9	(57.5)	(32.1)
Accumulated other comprehensive income/(loss) by component, December 31, 2021	$-	$0.2	$(11.2)	$(11.0)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and clarifies and amends existing guidance to improve consistent application. This ASU becomes effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard as of January 1, 2021 with no material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides relief from certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The relief provided by this ASU is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company has not applied any optional expedients and exceptions to date, and will continue to evaluate the impact of the guidance and whether it will apply the optional expedients and exceptions.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance on the consolidated financial statements.

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

	Years Ended December 31,
	2021	2020	2019
Net Sales:
Power Transmission Technologies	$924.8	$818.6	$907.7
Automation & Specialty	979.0	911.8	931.0
Inter-segment eliminations	(4.0)	(4.4)	(4.6)
Net sales	$1,899.8	$1,726.0	$1,834.1

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Years Ended December 31,
	2021	2020	2019
North America (primarily U.S.)	$1,018.3	$914.9	$1,036.5
Europe excluding Germany	341.9	289.3	307.7
Germany	200.0	185.8	222.7
China	222.9	222.5	159.6
Asia and other (excluding China)	116.7	113.5	107.6
Total	$1,899.8	$1,726.0	$1,834.1

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

The Company had inconsequential contract assets for the year to date periods ended December 31, 2021 and December 31, 2020, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended December 31, 2021 and December 31, 2020 are as follows:

	Years Ended December 31,
	2021	2020
Beginning balance	$10.3	$8.4
Closing balance	13.5	10.3
Increase	$3.2	$1.9

In the twelve-month period ended December 31, 2021 and December 31, 2020, respectively, all outstanding revenue has been recognized related to our contract liabilities at the beginning of the related period.

3. Acquisitions and Divestitures

The following business combination and divestiture activity took place during the year ended December 31, 2021:

Nook Industries Acquisition

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC ("Nook"), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company's current portfolio of linear product offerings. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Automation & Specialty ("A&S") segment.

The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was recorded in accruals and other current liabilities at December 31, 2021 and was released in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility to finance the transaction.

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The purchase price allocation as of the acquisition date is as follows:

At Acquisition Date
Total cash consideration	$130.3
Purchase price holdback	8.2
Fair value of consideration transferred	138.5

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.1
Receivables	3.7
Inventory	10.8
Prepaids and other current assets	0.4
Property, plant and equipment	12.8
Deferred tax asset	0.9
Other non-current assets	5.0
Intangibles	55.1
Accounts payable	(2.9)
Accrued payroll	(0.7)
Accrued expenses and other current liabilities	(2.7)
Other long term liability	(4.6)
Total identifiable net assets acquired	82.9
Goodwill	$55.6

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is deductible for income tax purposes in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to achieve synergies, such as the ability to cross-sell product, and the ability to optimize the cost structure.

Intangible assets acquired consist of:
Customer relationships	$54.0
Trade name	1.1
Total intangible assets	$55.1

Customer relationships and trade name are subject to amortization, and will be recognized on a straight-line basis over the estimated useful lives of 18 years and 4 years, respectively, which represents the anticipated period over which the Company estimates it will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2021 and December 31, 2020 as if the Company had acquired Nook on January 1, 2020. The pro forma information contains the actual operating results of the Company and the Nook business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the borrowings used to finance the acquisition and (iv) inventory fair value adjustment. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Pro forma (unaudited)
	Years Ended December 31,
	2021	2020
Total revenues	$1,940.6	$1,764.1
Net income (loss)	31.0	(30.0)
Basic earnings per share	$0.48	$(0.46)
Diluted earnings per share	$0.47	$(0.46)

JVS Divestiture

In the fourth quarter of 2021, we committed to a plan to sell our JVS business within our Automation & Specialty reporting segment in an effort to exit the heavy-duty trucks and transportation industry. On February 8, 2022, we entered into a purchase and sale agreement with Cummins Inc (the "Buyer"). The sale, which is expected to be completed in 2022, is subject to antitrust and regulatory approval requirements, as well as other customary closing conditions. The Company determined the criteria to be classified as held for sale were met and the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell until the transaction is completed. The Company determined that the disposal group classified as held for sale does not meet the criteria for classification as discontinued operations as the disposal is not considered a strategic shift that has a major effect on the Company’s operations and financial results. The JVS business is not a significant disposal based on its quantitative and qualitative evaluation.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, the Company recorded a non-cash goodwill impairment charge of $60.0 million as the sale was considered to be a triggering event to evaluate goodwill impairment for the JVS reporting unit. Additionally, the Company recorded an asset held for sale impairment charge of $82.4 million, for a total impairment charge of $142.4 million in 2021.

The assets and liabilities of the JVS business classified as held for sale at December 31, 2021 were as follows:

December 31,2021
Assets
Current Assets
Trade receivables	$11.3
Inventories	16.3
Prepaid expenses and other current assets	2.3
Property, plant and equipment, net	64.6
Goodwill	—
Intangible assets, net	364.5
Other assets	0.7
Impairment on carrying value (1)	(82.4)
Total assets held for sale	$377.3

Liabilities
Current Liabilities
Accounts payable	$20.8
Other current liabilities	9.8
Deferred tax liabilities	22.3
Other liabilities	0.1
Total liabilities held for sale	$53.0
(1) Includes the effect of approximately $10.8 million of favorable cumulative foreign currency translation adjustment and accumulated other post retirement benefit obligation gains.

The following business combination activity took place during the year ended December 31, 2018:

Automation & Specialty Acquisition

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

The major acquired technology IPR&D relates to the next generation of valvetrain technologies at the JVS business, which focus on improving engine brake performance, improving fuel efficiency and meeting future worldwide emissions regulations. The IPR&D projects are not currently amortized and will be reviewed for impairment at least annually and amortization will commence when the assets are placed into service. There was no evidence of impairment to IPR&D as of December 31, 2020. As of December 31, 2021, the acquired IPR&D was reclassified as held for sale in connection with the plan to sell the JVS business.

4. Lease Accounting

We lease property and equipment under finance and operating leases. At December 31, 2021, the Company’s right-of-use (“ROU”) assets and lease liabilities for operating and finance leases totaled approximately $50.1 and $52.0 million, respectively. At December 31, 2020, the Company’s ROU assets and lease liabilities for operating and finance leases totaled approximately $41.3 and $43.4 million, respectively. Finance lease ROU assets are included in non-current other assets and finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

Quantitative information regarding the Company’s leases is as follows:

	Years Ended December 31,
	2021	2020
Lease cost(1):
Operating lease cost	16.1	14.2
Short-term lease cost	0.4	0.3
Total lease cost	$16.5	$14.5

(1)
Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub-lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2022	$15.8	$0.1
2023	12.8	—
2024	9.0	—
2025	6.2	—
2026	4.1	—
After 2026	9.1	—
Total lease payments	57.0	0.1
Less interest	(5.1)	—
Present value of lease liabilities	$51.9	$0.1

	Years Ended December 31,
	2021	2020
Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	$16.4	$14.6
Financing cash flows from finance leases	$—	$—
Weighted average remaining lease term - finance leases (in years)	1.29	1.83
Weighted average remaining lease term - operating leases (in years)	5.03	3.53
Average discount rate - finance leases	5.07%	5.50%
Average discount rate - operating leases	3.52%	3.56%

5. Inventories

Inventories consisted of the following:

	Years Ended December 31,
	2021	2020
Raw materials	$124.1	$95.2
Work in process	26.7	22.1
Finished goods	117.0	93.1
	$267.8	$210.4

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Years Ended December 31,
	2021	2020
Land	$40.6	$44.6
Buildings and improvements	141.3	149.7
Machinery and equipment	419.4	466.8
	601.3	661.1
Less-Accumulated depreciation	(325.5)	(316.9)
	$275.8	$344.2

The Company recorded $51.9 million, $57.8 million and $58.0 million of depreciation expense in the years ended December 31, 2021, 2020, and 2019, respectively.

7. Goodwill and Intangible Assets

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. As of the annual impairment review, which was as of October 31, 2021, the fair value of the Thomson reporting unit exceeded its carrying value by less than 10%. Due to the timing of the Nook acquisition, which closed on December 31, 2021, the acquired goodwill at Nook was not considered in the annual impairment review. Excluding the acquired goodwill related to the acquisition of Nook, the goodwill balance at the Thomson reporting unit was $443.4 million, out of a total goodwill balance of $1.6 billion as of December 31, 2021. All other reporting units have fair values that exceed their carrying value by 10% or more.

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

The changes in the carrying value of goodwill by segment for the years ended December 31, 2021 and 2020 are as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$441.9	$1,284.8	$1,726.7
Accumulated impairment loss	(31.8)	—	(31.8)
Balance January 1, 2020	$410.1	$1,284.8	$1,694.9
Impact of changes in foreign currency and other	10.5	29.7	40.2
Goodwill impairment charge	—	(139.1)	(139.1)
Balance December 31, 2020	420.6	1,175.4	1,596.0
Impact of changes in foreign currency and other	(9.6)	(18.0)	(27.6)
Acquired goodwill related to the acquisition of Nook Industries	—	55.6	55.6
Other (1)	—	(60.0)	(60.0)
Balance December 31, 2021	$411.0	$1,153.0	$1,564.0
(1) Reflects the goodwill of the JVS reporting unit, which is the disposal group classified as held for sale in 2021. Refer to Note 3 for further information.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$212.2	$—	$212.2	$259.7	$—	$259.7
In-process research and development	—	—	—	16.0	—	16.0
Intangible assets subject to amortization:
Customer relationships	960.2	206.4	753.8	1,220.2	195.0	1,025.2
Product technology and patents	141.4	50.2	91.2	211.2	52.5	158.7
Total intangible assets	$1,313.8	$256.6	$1,057.2	$1,707.1	$247.5	$1,459.6

Changes in our gross intangible assets from December 31, 2020 to December 31, 2021 were primarily the result of the JVS disposal group being classified as held for sale, as well as current year amortization and foreign currency translation effects.

The Company recorded $70.4 million, $69.8 million, and $70.4 million of amortization for the years ended December 31, 2021, 2020 and 2019, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 4 to 29 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 14 years.

The estimated amortization expense for intangible assets is approximately $56.8 million in 2022, $55.7 million in 2023, $55.3 million in 2024, $54.9 million in 2025, $53.9 million in 2026, and $568.4 million thereafter. The estimated future amortization excludes the amortization of the JVS intangible assets as a result of the JVS disposal group being classified as held for sale.

8. Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$9.6	$10.0	$9.4
Accrued current period warranty expense	3.7	3.5	4.0
Payments and adjustments	(5.0)	(3.9)	(3.4)
Balance at end of year	$8.3	$9.6	$10.0

9. Income Taxes

Income before income taxes by domestic and foreign locations consists of the following:

	Years Ended December 31,
	2021	2020	2019
Domestic	$(143.8)	$(38.1)	$39.6
Foreign	151.6	42.1	108.6
Total	$7.8	$4.0	$148.2

The components of the provision for income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$18.8	$14.5	$16.6
State	3.8	2.2	4.6
Non-U.S.	39.6	41.1	32.9
	62.2	57.8	54.1
Deferred:
Federal	(70.8)	(15.3)	(6.7)
State	(6.1)	(2.1)	(5.2)
Non-U.S.	(5.2)	(10.9)	(21.2)
	(82.1)	(28.3)	(33.1)
(Benefit)/Provision for income taxes	$(19.9)	$29.5	$21.0

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at U.S. federal income tax rate	$1.7	$0.9	$31.1
State taxes, net of federal income tax effect	0.7	0.3	1.8
Other changes in tax rate	(0.2)	(0.2)	(10.6)
Outside basis difference	(11.5)	—	—
Foreign taxes	2.3	3.9	0.7
Global intangible low-taxed income	0.8	(2.1)	1.3
Valuation allowance	0.5	0.5	0.1
Tax credits and incentives	(2.0)	(2.5)	(2.6)
Impairment charges	(14.5)	29.0	—
Other	2.3	(0.3)	(0.8)
(Benefit)/Provision for income taxes	$(19.9)	$29.5	$21.0

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2018. Additionally, the Company has indemnification agreements with the sellers of the Nook, A&S Business, Guardian, Svendborg, Lamiflex, Bauer, and Stromag entities that may provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

The Company does not have any material unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense, if applicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Post-retirement obligations	$5.7	$6.2
Tax credits	1.8	1.8
Expenses not currently deductible	28.7	28.5
Net operating loss carryover	6.0	5.9
Debt and derivative instruments	8.6	2.2
Operating lease liabilities	12.1	9.2
Other	15.2	3.2
Total deferred tax assets	78.1	57.0
Valuation allowance for deferred tax assets	(4.3)	(4.8)
Net deferred tax assets	73.8	52.2
Deferred tax liabilities:
Property, plant and equipment	35.7	38.1
Intangible assets	256.6	343.4
Goodwill	9.9	9.5
Operating lease right of use asset	11.6	8.8
Other	8.2	7.1
Total deferred liabilities	322.0	406.9
Net deferred tax liabilities	$248.2	$354.7

On December 31, 2021 the Company had state net operating loss (NOL) carry forwards of $13.3 million, which expire between 2025 and 2038, and non U.S. NOL and capital loss carryforwards of $19.6 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.7 million available to reduce future income taxes that expire between 2021 and 2035.

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

As of December 31, 2021, the Company has approximately $239.6 million of undistributed earnings in its foreign subsidiaries. During the fourth quarter of 2021, the Company determined that approximately $208.5 million of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $31.1 million of undistributed earnings from non-U.S. subsidiaries as of December 31, 2021 which are indefinitely reinvested in operations. As a result of the multiple avenues to repatriate earnings to minimize the tax cost, and further given that a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Change in benefit obligation:
Obligation at beginning of year	$48.3	$42.2	$63.2
Acquired benefit obligation	—	—	—
Service cost	0.7	0.7	0.5
Interest cost	0.2	0.3	0.6
Contributions	0.2	0.2	0.2
Settlement transfer to third party (1)	—	—	(19.4)
Actuarial (gains) losses	(0.6)	2.4	(0.4)
Amendments	(0.7)	0.9	(0.7)
Foreign exchange effect	(2.7)	4.0	(0.2)
Benefits paid	(2.2)	(2.4)	(1.6)
Obligation at end of year	$43.2	$48.3	$42.2
Change in plan assets:
Fair value of plan assets, beginning of year	$12.9	$11.4	$31.2
Settlement transfer to third party (1)	—	—	(19.4)
Actual return on plan assets	1.2	0.6	(0.7)
Contributions	0.5	0.6	0.5
Foreign exchange effect	(0.5)	1.1	0.2
Benefits paid	(0.8)	(0.8)	(0.4)
Fair value of plan assets, end of year	$13.3	$12.9	$11.4
Unfunded status	29.9	35.4	30.8
Amounts recognized in the balance sheet consist of:
Total non-current liabilities	$29.9	$35.4	$30.8

(1) For the year ended December 31, 2019, represents settlement transfer to a third party for $19.4 million related to the Company's Swiss Plan

For the pension plan presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets.

Certain, primarily unionized, employees are entitled to limited grandfathered postretirement benefits (medical, dental, and life insurance coverage). The accumulated benefit obligation for the post-retirement benefit plans, which are not funded, at December 31, 2021, 2020 and 2019 are $4.2 million, $6.0 million and $5.9 million respectively. The balances are included within other long-term liabilities on the consolidated balance sheet. The Company recorded an inconsequential amount of income for of the years ended December 31, 2021, 2020 and 2019. The Company recorded a gain in AOCIL during the year ended December 31, 2021 of $1.7 million ($1.3 million net of tax).

The key economic assumptions used in the computation of the respective benefit obligations at December 31, 2021, 2020 and 2019, presented below are as follows:

	Non-US Pension Benefits
	2021	2020	2019
Discount rate	0.67%	0.61%	1.10%
Rate of compensation increase	2.02%	2.10%	2.01%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Non-US Plans
	Years Ended December 31,
	2021	2020	2019
Service cost	$0.7	$0.7	$0.5
Interest cost	0.2	0.3	0.6
Expected return on plan assets	(0.4)	(0.5)	(1.1)
Amortization of actuarial losses and prior year service costs	0.6	0.4	0.1
Net periodic benefit cost	$1.1	$0.9	$0.1

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Non-US Plan
	Years Ended December 31,
	2021	2020	2019
Discount rate	2.66%	1.86%	0.91%
Rate of compensation increase	2.60%	2.63%	1.75%
Expected return on plan assets	3.40%	3.70%	3.75%

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

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2021, 2020 and 2019 consist of the following:

	Years Ended December 31,
	2021	2020	2019
Unrecognized actuarial (loss) gain	$(2.1)	$(4.2)	$(2.1)
Unrecognized prior service credit	1.0	0.5	0.6
Accumulated other comprehensive (loss) income (net of $0.8 million, $1.0 million and $0.6 million of tax benefit, respectively)	$(1.1)	$(3.7)	$(1.5)

The unrecognized prior service cost included in accumulated other compressive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2022 is $0.1 million (net of $0.0 million tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2022 is $0.2 million (net of $0.1 million of tax).

Other changes recognized in other comprehensive income (loss) in the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Incurred net actuarial (loss) gain	$1.3	$(2.6)	$(1.4)
Amortization of prior service credit	—	(0.1)	(0.1)
Amortization of net actuarial (loss) gain	0.6	0.5	0.2
Settlement recognition of net actuarial (loss)	0.7	—	—
Total recognized in accumulated other comprehensive (loss) income (net of ($0.6 million), $0.5 million and $0.8 million) of tax (loss)/benefit, respectively)	$2.6	$(2.2)	$(1.3)

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2021, 2020 and 2019 by asset category is as follows:

	Years Ended December 31,
	2021	2020	2019
Asset Category:
Cash and cash equivalents (Level 1)	$1.0	$0.8	$0.8
Fixed income (Level 1)	3.8	3.8	3.5
Investment grade (Level 2)	4.3	4.4	3.9
Other private investments (Level 3)	4.2	3.9	3.2
Total assets at fair value	$13.3	$12.9	$11.4

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

Pension Benefits
Expected benefit payments (from plan assets)
2022	$2.3
2023	2.0
2024	2.5
2025	2.1
2026	1.9
Thereafter	9.4

The Company has no minimum cash funding requirements associated with its pension plans for years 2022 through 2026.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $11.8 million, $11.4 million and $10.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

11. Long-Term Debt

	Years Ended December 31,
	2021	2020
Debt:
Term loan	$400.0	$1,030.0
Revolver	605.0	—
Notes	400.0	400.0
Mortgages and other	9.2	12.9
Finance leases	0.1	0.3
Total gross debt	1,414.3	1,443.2
Less: debt discount and deferred financing costs	(2.2)	(18.5)
Total debt, net of debt discount and deferred financing costs	1,412.1	1,424.7
Less current portion of long-term debt	(11.1)	(16.6)
Total long-term debt	$1,401.0	$1,408.1

2021 Credit Agreement

On November 17, 2021, the Company entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan Facility”) and a five-year revolving credit facility in an aggregate committed principal amount of $1.0 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Company immediately provided notice to the administrative agent of the Credit Agreement to draw down $480.0 million under the Revolving Credit Facility. The aggregate proceeds of $880.0 million under the Credit Facilities were used to repay in full and extinguish all outstanding indebtedness for borrowed money under the 2018 Credit Agreement. The remaining availability under the Revolving Credit Facility will be used for working capital and general corporate purposes.

The Credit Facilities are guaranteed on a senior secured basis by certain direct and indirect domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”).

The stated maturity date of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount on the Term Loan Facility. The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 1.590% at December 31, 2021.

Revolving borrowings and issuances of letters of credit under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and restrictions, which among other things, will require the Borrowers to provide certain financial reports to the Lenders, require the Company to maintain certain financial covenants relating to consolidated leverage and interest coverage, and limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock or debt, make certain investments, sell assets, engage in certain transactions, and effect a consolidation or merger. The obligations of the borrowers of the Credit Facilities under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representations and warranties, violation of covenants, cross default and cross acceleration, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgments, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

The Company incurred $3.7 million in issuance costs, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

On November 30, 2021, the Company provided notice to the administrative agent of the Altra Credit Agreement to repay $5.0 million under the Altra Revolving Credit Facility. On December 30, 2021, the Company provided notice to the administrative agent of the Altra Credit Agreement to draw down $130.0 million under the 2021 Altra Revolving Credit Facility. The Company used the proceeds to finance its purchase of Nook Industries.

As of December 31, 2021, the Company had $1,005.0 million outstanding on the Credit Agreement. As of December 31, 2021 and 2020, the Company had $4.8 million and $4.5 million in letters of credit outstanding, respectively. The Company had $390.2 million available to borrow under the Credit Facilities at December 31, 2021, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

Notes

On October 1, 2018, (the “A&S Closing Date”), upon the closing of the Fortive Transaction the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018 and is payable semi-annually commencing on April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

2018 Credit Agreement

On October 1, 2018, the Company and certain subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., as administrative and collateral agent, and a syndicate of lenders, which provided for a term loan in an aggregate principal amount of $1,340.0 million (the “2018 Term Loan Facility”) and a revolving credit facility in an aggregate committed principal amount of $300.0 million (the “2018 Revolving Credit Facility” and together with the 2018 Term Loan Facility, the “2018 Credit Facilities”).

On November 17, 2021, in connection with the new Credit Agreement, the 2018 Credit Agreement was terminated and all outstanding indebtedness for borrowed money thereunder was repaid in full. The Company paid an aggregate of $881.0 million due under the 2018 Credit Agreement, including unpaid principal and accrued interest. Upon termination of the 2018 Credit Agreement, the Company recognized $15.4 million as a loss on the debt extinguishment of the term loan for the twelve months ended December 31, 2021 due to the write off of the unamortized debt issuance costs. The Company classified the loss on the debt extinguishment within interest expense in the consolidated statement of operations.

Mortgages and Other Agreements

The Company’s subsidiaries in Europe have entered into certain long-term fixed rate term loans that are generally secured by the local property, plant and equipment. The debt has interest rates that range from 1.00% to 2.5%, with various quarterly and monthly installments through 2028.

Finance Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.1 million and $0.3 million at December 31, 2021 and 2020, respectively. Assets subject to finance leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2021 or 2020 under any of the overdraft agreements.

Working Capital Line of Credit

One foreign subsidiary of the Company has a line of credit used for operating purposes. As of December 31, 2021, the Company had 1.9 million Chinese RMB, or $0.3 million, outstanding on the line of credit.

Maturities on Long-Term Borrowings

Maturities on long-term borrowings, excluding finance leases and debt issuance costs, are as follows:	Amount
2022	$11.1
2023	20.9
2024	20.2
2025	20.2
2026	1,335.0
Thereafter	6.8
Total	$1,414.2

12. Stockholders’ Equity

Common Stock (shares not in thousands)

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90,000,000 shares to 120,000,000 shares. As of December 31, 2021 and 2020, there were 64,923,539 and 64,676,567 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2021, 2020, or 2019.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was approximately 4.1 million as of December 31, 2021.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2021, 2020 and 2019 was $15.7 million, $13.2 million, and $13.6 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $19.8 million as of December 31, 2021, and will be recognized over a weighted average remaining period of three years.

Automation & Specialty Awards

In October 2018, the Company issued 536,030 restricted stock units to certain Automation & Specialty employees as a result of the acquisition and in accordance with the terms of the Employee Matters Agreement. The aggregate fair value of these awards totaled $21.0 million. Based upon the vesting provisions of these awards, $3.1 million of the fair value attributed to preacquisition services of the A&S employees and was recognized as purchase price consideration. The remaining compensation will be recognized over the remaining service period.

Stock Options

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Expected term (in years)	6.0 - 6.5	6.0
Expected volatility factor	43.11% - 42.16%	30.37%
Risk free interest rate	0.66% - 0.75%	1.42%
Expected dividend yield	0.80% - 0.82%	1.95%

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

The following table summarizes the stock option activity under the Company’s plan for the year ended December 31, 2021:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2021		460.7	$32.48
Granted		124.7	59.40
Exercised		(72.2)	30.72
Canceled/Forfeited		(13.2)	39.43
Outstanding at December 31, 2021	8.0	500.0	$39.26	$7.1
Exercisable at December 31, 2021	7.8	231.3	$35.83	$3.9
Unvested and expected to vest at December 31, 2021	8.2	254.4	$42.02	$3.1

The intrinsic value of options exercised during the year ended December 31, 2021 was $2.5 million. Cash proceeds from the exercise of stock options for the year ended December 31, 2021 was $2.2 million.

Restricted Stock Units

The following table summarizes the Restricted Stock Unit (“RSU”) activity under the Company’s plan for the year ended December 31, 2021:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	515.8	$35.26
Granted	158.1	59.32
Vested	(221.3)	38.40
Canceled/Forfeited	(32.1)	40.50
Unvested at December 31, 2021	420.5	$42.21	$21.7

The total fair value and total intrinsic value of RSUs vested during the year ended December 31, 2021 was $8.5 million and $13.0 million, respectively.

Performance Share Awards

During fiscal 2021, 2020 and 2019, the Company granted Performance Share Awards (“PSAs”) to certain of its officers and employees. The performance objective of the PSAs measures the Total Shareholder Return (“TSR”) against the TSR for a peer group of companies over a measurement period of three years from the time of grant. Award payouts for the PSAs are based on the percentile rank of the Company’s TSR compared to the TSR of peer group companies over the performance period. The following table summarizes the PSA activity under the Company’s plan for the year ended December 31, 2021:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2021	268.0	$36.21
Granted	63.7	63.03
Vested	(28.3)	45.80
Canceled/Forfeited	(16.9)	51.25
Unvested at December 31, 2021	286.5	$40.23	$14.8

The total fair value and total intrinsic value of PSAs vested during the year ended December 31, 2021 was $1.3 million and $1.6 million, respectively.

The fair value of PSAs is determined utilizing the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model, which were based on historical data and standard industry valuation practices and methodology:

	Years Ended December 31,
	2021	2020
PSA fair value per share	$64.43	$34.35
Expected volatility factor	55.85%	34.23%
Risk free interest rate	0.18%	1.35%
Expected dividend yield	0.00%	0.00%

Share Repurchase Program

On October 19, 2016, our board of directors approved a share repurchase program authorizing the buyback of up to $30.0 million of the Company's common stock through December 31, 2019. This program expired effective December 31, 2019.
13. Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2021, 2020 and 2019.

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

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. In 2021, the Company did not incur any costs as a result of the 2017 Altra Plan. In 2020, the Company incurred $0.5 million related to headcount reduction. The amounts for 2019 were comprised of $1.8 million related to headcount reduction, $1.5 million in facility consolidation costs, $1.5 million in relocation costs, and $0.9 million in other restructuring expenses. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. For the year to date period ended December 31, 2021, the Company recorded approximately $2.0 million in expenses related to workforce reductions, $0.8 million in expenses related to facilities consolidation and relocation costs, and $0.2 million in other restructuring expense related charges. For the year to date period ended December 31, 2020, the Company recorded approximately $5.0 million in expenses related to workforce reductions, $0.6 million in expenses related to facilities consolidation and relocation costs, and $1.3 million in other restructuring expense related charges. For the year to date period ended December 31, 2019, the Company recorded approximately $5.9 million in expenses related to workforce reductions, $1.5 million in expenses related to facilities consolidation and relocation costs, and $1.0 million in other restructuring expense related charges.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2019 and December 31, 2021.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2019	$1.9	$—	$1.9
Restructuring expense incurred	5.7	8.4	14.1
Cash payments	(6.1)	(5.8)	(11.9)
Balance at December 31, 2019	1.5	2.6	4.1
Restructuring expense incurred	0.5	6.9	7.4
Cash payments	(1.5)	(7.7)	(9.2)
Balance at December 31, 2020	0.5	1.8	2.3
Restructuring expense incurred	—	3.0	3.0
Cash payments	(0.5)	(4.3)	(4.8)
Balance at December 31, 2021	$—	$0.5	$0.5

The total accrued restructuring reserve as of December 31, 2021 relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet.

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2021.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.8	$1.8
Automation & Specialty	—	1.2	1.2
Expense for the year ending December 31, 2021	$—	$3.0	$3.0

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$4.2	$4.7
Automation & Specialty	—	2.7	2.7
Expense for the year ending December 31, 2020	$0.5	$6.9	$7.4

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2019.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$5.7	$0.8	$6.5
Automation & Specialty	—	7.6	7.6
Expense for the year ending December 31, 2019	$5.7	$8.4	$14.1

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. For the year ended December 31, 2019, the Company recorded a gain in AOCIL of approximately $19.8 million, net of $3.6 million of tax. During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross-currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. Through the date of the termination of the cross-currency interest rate swaps, the Company recorded a gain in AOCIL of approximately $31.2 million, net of $9.9 million of tax. At December 31, 2021 and 2020, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

Interest Rate Swaps

In January 2017, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on a portion of its outstanding borrowings. This interest rate swap matured on January 31, 2020. Additionally, in December 2018, the Company entered into an interest rate swap agreement designed to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the 2018 Altra Credit Agreement.

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

During the second quarter of 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. Through the date of the termination of the interest rate swap, the Company recorded a loss in AOCIL of approximately $11.9 million, net of $3.8 million of tax benefit. For the year ended December 31, 2019, the Company recorded a loss in AOCIL of approximately $9.9 million, net of $1.7 million of tax benefit. The loss on the interest rate swap reported in AOCIL will be reclassified to earnings in future periods when the hedged transaction affects earnings or if it is determined that it is probable that the hedged transaction will not occur. The Company recorded $11.5 million and $3.3 million of net interest expense for the year to date periods ended December 31, 2020 and 2019, respectively. Approximately $9.0 million ($6.9 million net of tax) of the net interest expense is non-cash amortization, due to the termination of the interest rate swap, reclassified from AOCIL for the year to date period ended December 31, 2020.

In November 2021, the Company terminated the 2018 Credit Agreement. As a result of the decision to terminate the 2018 Credit Agreement, the remaining balance of the unrealized loss in AOCIL of $14.9 million was immediately reclassified to “Interest expense, net” in the accompanying consolidated statement of earnings. During the year ended December 31, 2021, the Company reclassified $25.7 million ($21.5 million net of tax) of non-cash interest expense from AOCIL to earnings.

The following table summarizes the balance of the Company's derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain/(Loss) in AOCIL
	2021	2020
Cash flow hedge:
Interest rate swap agreement	$-	$(25.7)

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2021 or 2020.

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

o
Jacobs Vehicle Systems (JVS): Provides renowned “Jake Brake” diesel engine braking systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes. These products are primarily used in heavy duty Class 8 truck engine applications. On February 8, 2022, we entered into an agreement with Cummins to divest all of our equity interest of the entities which collectively constitute the Jacobs Vehicle Systems business. See Note 18 to the consolidated financial statements for further information.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2021	2020	2019
Net Sales:
Power Transmission Technologies	$924.8	$818.6	$907.7
Automation & Specialty	979.0	911.8	931.0
Inter-segment eliminations	(4.0)	(4.4)	(4.6)
Net sales	$1,899.8	$1,726.0	$1,834.1
Income from operations:
Segment earnings:
Power Transmission Technologies	$128.6	$97.5	$113.5
Automation & Specialty (1)	(8.3)	(10.4)	132.3
Corporate (2)	(19.9)	(2.2)	(7.6)
Restructuring and consolidation costs	(3.0)	(7.4)	(14.1)
Income from operations	97.4	77.5	224.1
Other non-operating (income) expense:
Net interest expense	94.5	72.1	73.8
Other non-operating expense (income), net	(4.9)	1.4	2.1
	89.6	73.5	75.9
Income before income taxes	7.8	4.0	148.2
(Benefit)/Provision for income taxes	(19.9)	29.5	21.0
Net income/(loss)	$27.7	$(25.5)	$127.2

(1) During the fourth quarter of 2021, the Company recorded a non-cash impairment charge of $142.4 million at the JVS reporting unit related to the held for sale classification. During the first quarter of 2020, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, at the JVS reporting unit.

(2) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Power Transmission Technologies	$31.5	$32.9	$33.6
Automation & Specialty	88.2	91.5	92.0
Corporate	2.6	3.2	2.8
Total depreciation and amortization	$122.3	$127.6	$128.4

	Years Ended December 31,
	2021	2020
Total assets:
Power Transmission Technologies	$1,069.4	$1,063.3
Automation & Specialty	2,879.2	2,997.3
Corporate (1)	182.0	147.5
Total assets	$4,130.6	$4,208.1

(1) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020
North America (primarily U.S.)	$1,018.3	$914.9	$1,036.5	$134.6	$191.1
Europe excluding Germany	341.9	289.3	307.7	48.5	52.6
Germany	200.0	185.8	222.7	55.4	63.9
China	222.9	222.5	159.6	24.7	23.3
Asia and other (excluding China)	116.7	113.5	107.6	12.6	13.3
Total	$1,899.8	$1,726.0	$1,834.1	$275.8	$344.2

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

18. Subsequent Events

On February 8, 2022, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Cummins Inc., an Indiana corporation (“Cummins”), pursuant to which, subject to the terms and conditions set forth therein, the Company has agreed to sell to Cummins all of the issued and outstanding equity interests of the entities which collectively constitute its Jacobs Vehicle Systems business segment for $325 million, in cash, subject to customary adjustments for cash and indebtedness and for changes in working capital from an agreed upon working capital target.

On February 9, 2022, the Company declared a dividend of $0.08 per share for the quarter ended March 31, 2022, payable on April 4, 2022 to stockholders of record as of March 17, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

As of December 31, 2021, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

As discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, we acquired all of the issued and outstanding equity interests of Nook Industries, LLC on December 31, 2021. The financial statements of Nook Industries reflect total assets constituting 4% of the Company’s total assets as of December 31, 2021. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded internal controls at Nook Industries from its assessment of the internal control over financial reporting as of December 31, 2021.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b) Report of the Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Nook Industries, LLC, which was acquired on December 31, 2021 and whose financial statements constitute 4% of total assets of the consolidated financial statement amounts as of December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of the Nook Industries, LLC.

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

February 28, 2022

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i. Consolidated Balance Sheets as of December 31, 2021 and 2020

ii. Consolidated Statements of Operations for the Fiscal Years ended December 31, 2021, 2020 and 2019

iii. Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2021, 2020 and 2019

iv. Consolidated Statements of Stockholders’ Equity as of December 31, 2021, 2020 and 2019

v. Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2021, 2020 and 2019

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

2.3

Equity Purchase Agreement, dated as of December 31, 2021, among Altra Industrial Motion Corp., Nook Industries, LLC, Nook Industries Holdings, Inc., the shareholders of Nook Industries, LLC party thereto, and Joseph H. Nook, III, as the sellers’ representative.* **

2.4	Purchase and Sale Agreement, dated February 8, 2022, between Cummins Inc. and Altra Industrial Motion Corp.*

3.1(2)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(12)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra Industrial Motion Corp., as filed with the Secretary of State of the State of Delaware

3.3(3)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.4(6)

Certificate of Ownership and Merger of Altra Merger Sub, Inc. with and into Altra Holdings, Inc., to effect the Company name change, as filed with the Secretary of State of the State of Delaware on November 22, 2013.

4.1(2)	Form of Common Stock Certificate.

4.2(11)	Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.3(11)

Supplemental Indenture, dated as of October 1, 2018, among Stevens Holding Company, Inc., Altra Industrial Motion Corp., the other guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.4(13)	Description of Securities

10.1(4)	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Carl Christenson.†

10.2(5)	Amended and Restated Employment Agreement, dated as of November 5, 2012, among Altra Industrial Motion, Inc., Altra Holdings, Inc. and Christian Storch.†

10.3(3)	Form of Indemnity Agreement entered into between Altra Holdings, Inc. and the Directors and certain officers.†

10.4(7)	Form of Change of Control Agreement entered into among Altra Industrial Motion Corp. and certain officers.†

10.5(12)	Altra Industrial Motion Corp. 2014 Omnibus Incentive Plan, as amended and restated.†

10.6(9)	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive Corporations, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.7(10)	A&R Commitment Letter, dated as of March 28, 2018 among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.8(10)	Employee Matters Agreement, dated as of March 7, 2018 among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.9(11)	Tax Matters Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.10(11)	Transition Services Agreement, dated as of October 1, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.

10.11(11)	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, between Fortive Corporation and Altra Industrial Motion Corp.

10.12(11)

Credit Agreement, dated as of October 1, 2018, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.**

10.13(8)	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †

10.14(8)	Form of Altra Industrial Motion Corp.’s Restricted Stock Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †

10.15(8)	Form of Altra Industrial Motion Corp.’s Nonqualified Stock Option Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated †

10.16(14)	Form of Altra Industrial Motion Corp.’s Restricted Stock Unit Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan.†

10.17(14)	Form of Altra Industrial Motion Corp.’s Performance Share Award Agreement under Altra Industrial Motion Corp.’s 2014 Omnibus Incentive Plan, as amended and restated. †

10.18

Credit Agreement, dated as of November 17, 2021, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and Bank of Montreal, as administrative agent, sustainability structuring agent and collateral agent* **

10.19	Guarantee and Collateral Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal.*

10.20	Patent Security Agreement, dated November 17, 2021, among certain subsidiaries of Altra Industrial Motion Corp. in favor of Bank of Montreal.*

10.21	Trademark Security Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal.*

21.1	Subsidiaries of Altra Industrial Motion Corp.*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.

(1) Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.

(2) Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 4, 2006.

(3) Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(4) Incorporated by reference to Altra Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

(5) Incorporated by reference to Altra Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012.

(6) Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013.

(7) Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.

(8) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 24, 2020.

(9) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018.

(10) Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 5, 2018.

(11) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 1, 2018.

(12) Incorporated by reference to Annex A filed with Altra Industrial Motion Corp.’s Proxy Statement filed with the Securities and Exchange Commission on March 26, 2020.

(13) Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2019.

(14) Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2020.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

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

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2019	$5.6	$0.9	$(1.4)	$5.1
For the year ended December 31, 2020	5.1	0.0	(0.2)	4.9
For the year ended December 31, 2021	$4.9	$0.1	$(0.9)	$4.1

Exhibit Index

Number	Description

2.3

Equity Purchase Agreement, dated as of December 31, 2021, among Altra Industrial Motion Corp., Nook Industries, LLC, Nook Industries Holdings, Inc., the shareholders of Nook Industries, LLC party thereto, and Joseph H. Nook, III, as the sellers’ representative.

2.4	Purchase and Sale Agreement, dated February 8, 2022, between Cummins Inc. and Altra Industrial Motion Corp.

10.18

Credit Agreement, dated as of November 17, 2021, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and Bank of Montreal, as administrative agent, sustainability structuring agent and collateral agent

10.19	Guarantee and Collateral Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal

10.20	Patent Security Agreement, dated November 17, 2021, among certain subsidiaries of Altra Industrial Motion Corp. in favor of Bank of Montreal.

10.21	Trademark Security Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal.

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

February 28, 2022	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2022	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

February 28, 2022	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Executive V.P., Chief Financial Officer
and Treasurer, Chief Accounting Officer

February 28, 2022	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

February 28, 2022	By:	/s/ Scott Hall
		Name:	Scott Hall
		Title:	Director

February 28, 2022	By:	/s/ Nicole Parent Haughey
		Name:	Nicole Parent Haughey
		Title:	Director

February 28, 2022	By:	/s/ Margot Hoffman
		Name:	Margot Hoffman
		Title:	Director

February 28, 2022	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

February 28, 2022	By:	/s/ La Vonda Williams
		Name:	La Vonda Williams
		Title:	Director

February 28, 2022	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director