Form 10-Q
period 2022-03-31
Altra Industrial Motion Corp.
filed 2022-05-02
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 65,059,097 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183.7	$246.1
Trade receivables, less allowance for credit losses of $4.2 and $4.1 million at March 31, 2022 and December 31, 2021, respectively	269.6	224.5
Inventories	308.3	267.8
Income tax receivable	10.2	11.7
Assets held for sale	383.0	377.3
Prepaid expenses and other current assets	40.3	40.4
Total current assets	1,195.1	1,167.8
Property, plant and equipment, net	276.4	275.8
Goodwill	1,556.2	1,564.0
Intangible assets, net	1,036.0	1,057.2
Deferred income taxes	1.2	2.3
Other non-current assets	12.9	13.5
Operating lease right of use assets	47.0	50.0
Total assets	$4,124.8	$4,130.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179.0	$173.3
Accrued payroll	58.5	81.8
Accruals and other current liabilities	81.1	77.0
Income tax payable	13.1	6.0
Current portion of long-term debt	13.2	11.1
Liabilities held for sale	53.1	53.0
Operating lease liabilities	14.1	14.3
Total current liabilities	412.1	416.5
Long-term debt, net of current portion	1,390.7	1,401.0
Deferred income taxes	243.2	250.5
Pension liabilities	29.4	29.9
Long-term taxes payable	1.8	2.7
Other long-term liabilities	5.8	7.3
Operating lease liabilities, net of current portion	34.8	37.6

Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 65,059,097 and 64,923,539 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	0.1	0.1
Additional paid-in capital	1,718.2	1,718.4
Retained earnings	317.2	277.6
Accumulated other comprehensive loss	(28.5)	(11.0)
Total stockholders’ equity	2,007.0	1,985.1
Total liabilities and stockholders’ equity	$4,124.8	$4,130.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Net sales	$511.7	$472.1
Cost of sales	331.4	300.4
Gross profit	180.3	171.7
Operating expenses:
Selling, general and administrative expenses	88.6	89.8
Impairment charges	6.1	—
Research and development expenses	17.6	15.9
Restructuring costs	0.4	0.9
	112.7	106.6
Income from operations	67.6	65.1
Other non-operating (income) and expense:
Interest expense, net	11.3	16.9
Other non-operating income, net	(0.1)	(1.5)
	11.2	15.4
Income before income taxes	56.4	49.7
Provision for income taxes	11.6	10.5
Net income	$44.8	$39.2
Weighted average shares, basic	65.0	64.7
Weighted average shares, diluted	65.3	65.3
Net income per share:
Basic	$0.69	$0.61
Diluted	$0.69	$0.60
Cash dividend declared per share	$0.08	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in millions

	Quarter Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Net income	$44.8	$39.2
Other comprehensive income:
Reclassification of interest rate swap, net of tax	—	2.4
Amortization of actuarial losses, net of tax	(0.1)	—
Foreign currency translation adjustment	(17.4)	(43.0)
Total other comprehensive loss:	(17.5)	(40.6)
Comprehensive income/(loss)	$27.3	$(1.4)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in millions

	Quarter Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$44.8	$39.2
Adjustments to reconcile net income to net operating cash flows:
Depreciation	10.2	13.1
Amortization of intangible assets	14.0	17.6
Amortization of deferred financing costs	0.3	1.2
Gain on foreign currency, net	(0.3)	(0.2)
Accretion of debt discount	0.0	0.1
Non-cash amortization of interest rate swap expense	—	3.1
Impairment charges	6.1	—
(Gain)/Loss on disposal and other	(0.3)	0.1
Benefit for deferred taxes	(4.4)	—
Stock-based compensation	3.9	3.5
Changes in assets and liabilities:
Trade receivables, net	(56.5)	(21.5)
Inventories	(37.9)	(15.5)
Accounts payable and accrued liabilities	(6.3)	5.7
Other current assets and liabilities	5.4	(10.7)
Other operating assets and liabilities	(2.8)	0.5
JVS transaction costs paid	(1.1)	—
Net cash (used in) provided by operating activities	(24.9)	36.2
Cash flows from investing activities
Purchase of property, plant and equipment	(17.8)	(9.6)
Net cash used in investing activities	(17.8)	(9.6)
Cash flows from financing activities
Payments on Revolving Credit Facility	(5.0)	—
Payments on Term Loan B Facility	—	(20.0)
Payments on Term Loan A Facility	(2.5)	—
Dividend payments	(5.2)	(3.9)
Net payments on financing leases, mortgages, and other obligations	(0.3)	(0.4)
Net proceeds from China debt	—	0.3
Shares surrendered for tax withholding	(4.1)	(3.1)
Net cash used in financing activities	(17.1)	(27.1)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(4.5)
Net change in cash and cash equivalents	(62.4)	(5.0)
Cash and cash equivalents at beginning of period	246.1	254.4
Cash and cash equivalents at end of period	$183.7	$249.4
Cash paid during the period for:
Interest paid on borrowings	$4.9	$6.4
Income taxes paid	$11.5	$16.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	$0.1	64.9	$1,718.4	$277.6	$(11.0)	$1,985.1
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.2	(0.2)	—	—	(0.2)
Net income	—	—	—	44.8	—	44.8
Dividends declared, $0.08 per share	—	—	—	(5.2)	—	(5.2)
Total comprehensive loss, net of tax	—	—	—	—	(17.5)	(17.5)
Balance at March 31, 2022	$0.1	65.1	$1,718.2	$317.2	$(28.5)	$2,007.0

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	0.4	—	—	0.4
Net income	—	—	—	39.2	—	39.2
Dividends declared, $0.06 per share	—	—	—	(3.9)	—	(3.9)
Total comprehensive loss, net of tax	—	—	—	—	(40.6)	(40.6)
Balance at March 31, 2021	$0.1	$64.8	$1,706.4	$304.8	$(19.5)	$1,991.8

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “Altra”, “we”, or “our”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 16 countries. As of March 31, 2022, Altra’s leading brands included Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Jacobs Vehicle Systems (“JVS”) (see Note 4 to the consolidated financial statements for further information regarding the divestiture of the JVS business), Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nook Industries, Nuttall Gear, Portescap, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States, or GAAP. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and cash flows for the interim periods presented. The results are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

4. Acquisitions and Divestitures

Nook Industries Acquisition

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC ("Nook"), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company's current portfolio of linear product offerings. The acquisition was accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Automation & Specialty ("A&S") segment.

The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

holdback of $8.2 million. The purchase price holdback was recorded in accruals and other current liabilities at December 31, 2021 and was released in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility in December 2021 to finance the transaction.

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is deductible for income tax purposes. The Company did not record any measurement period adjustments during the quarter ended March 31, 2022. The purchase price allocation as of the acquisition date is as follows:

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

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter ended March 31, 2021 as if the Company had acquired Nook on January 1, 2021. The pro forma information contains the actual operating results of the Company and the Nook business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the borrowings used to finance the acquisition and (iv) inventory fair value adjustment. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

Pro forma (unaudited)
Quarter Ended March 31, 2021
Total revenues	$481.1
Net income (loss)	37.5
Basic earnings per share	$0.58
Diluted earnings per share	$0.57

JVS Divestiture

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In the fourth quarter of 2021, the Company committed to a plan to sell our JVS business within our A&S reporting segment in an effort to exit the heavy-duty trucks and transportation industry. On February 8, 2022, the Company entered into a purchase and sale agreement with Cummins Inc. (the "Buyer") for $325.0 million in cash subject to customary adjustments, and on April 8, 2022, the Company completed the sale. Transaction costs related to the divestiture totaled approximately $9.4 million. The Company received net cash consideration of approximately $325.9 million, which remains subject to customary purchase price adjustments. The Company determined the criteria to be classified as held for sale were met and the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell until the transaction is completed. The Company determined that the disposal group classified as held for sale does not meet the criteria for classification as discontinued operations as the disposal is not considered a strategic shift that has a major effect on the Company’s operations and financial results. The JVS business is not a significant disposal based on the Company's quantitative and qualitative evaluation.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, during the fourth quarter of 2021, the Company recorded a non-cash goodwill impairment charge of $60.0 million as the sale was considered to be a triggering event to evaluate goodwill impairment for the JVS reporting unit. Additionally, the Company recorded an asset held for sale impairment charge of $82.4 million, for a total impairment charge of $142.4 million in 2021. The Company recorded an additional asset held for sale impairment charge of $6.1 million during the quarter ended March 31, 2022.

The assets and liabilities of the JVS business classified as held for sale at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
Assets
Current Assets
Trade receivables	$21.5		$11.3
Inventories	12.6		16.3
Prepaid expenses and other current assets	4.2		2.3
Property, plant and equipment, net	66.7		64.6
Goodwill	—		—
Intangible assets, net	364.7		364.5
Other assets	0.7		0.7
Impairment on carrying value	(87.4)	(1)	(82.4)	(2)
Total assets held for sale	$383.0		$377.3

Liabilities
Current Liabilities
Accounts payable	$20.2		$20.8
Other current liabilities	9.6		9.8
Deferred tax liabilities	22.4		22.3
Other liabilities	0.9		0.1
Total liabilities held for sale	$53.1		$53.0

(1) Includes the effect of approximately $11.2 million of favorable cumulative foreign currency translation adjustment and accumulated other post retirement benefit obligation gains. Additionally, assets held for sale balance reflects approximately $9.4 million of estimated transaction costs incurred, approximately $1.1 million of transaction costs paid during the quarter, and a favorable working capital adjustment of approximately $2.0 million.

(2) Includes the effect of approximately $10.8 million of favorable cumulative foreign currency translation adjustment and accumulated other post retirement benefit obligation gains and approximately $11.5 million of estimated transaction costs incurred.

5. Revenue Recognition

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

	Quarter Ended
	March 31, 2022	March 31, 2021
Power Transmission Technologies	$253.7	$221.0
Automation & Specialty	259.2	252.1
Inter-segment eliminations	(1.2)	(1.0)
Total net sales	$511.7	$472.1

Net sales by geographic region based on point of shipment origin are as follows:

	Quarter Ended
	March 31, 2022	March 31, 2021
North America (primarily U.S.)	$291.3	$247.0
Europe excluding Germany	93.4	84.9
Germany	56.4	51.0
China	41.9	64.1
Asia and other excluding China	28.7	25.1
Total net sales	$511.7	$472.1

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

The Company had inconsequential contract assets for the quarters ended March 31, 2022 and March 31, 2021, respectively. The opening and closing balances of the Company’s current contract liabilities as of the quarters ended March 31, 2022 and March 31, 2021 are as follows:

	Quarter Ended
	March 31, 2022	March 31, 2021
Beginning balance	$13.5	$10.3
Closing balance	17.9	11.7
Increase	$4.4	$1.4

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In the three-month period ended March 31, 2022, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2022.

6. Fair Value of Financial Instruments

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Term Loan Facility and the Revolving Credit Facility (both as defined herein). As of March 31, 2022, the carrying amount of the Term Loan Facility was $397.5 million and the carrying amount of the Revolving Credit Facility was $600.0 million, each approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates. The carrying amount of the Notes (as defined herein) was $400.0 million and the estimated fair value of the Notes was $410.0 million at March 31, 2022. The Notes are classified as Level 2.

The Company determines the fair value of financial instruments using quoted market prices whenever available and classifies these investments as Level 1. When quoted market prices are not available for various types of financial instruments (such as derivative instruments), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the Company or the financial counterparty to perform. These investments are classified as Level 2. For cross-currency interest rate swaps and interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows and are adjusted for credit risk. See additional discussion of the Company’s use of financial instruments including cross-currency interest rate swaps and interest rate swaps included in Note 16.

In December 2020, the Company invested $5.0 million for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investment at its cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. This investment is considered a Level 3 asset based on the lack of observable inputs and is classified within other non-current assets in the consolidated balance sheets. The Company monitors its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. As of March 31, 2022, there were no indicators that support an adjustment to MTEK’s carrying value.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

7. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, January 1, 2022	$0.2	$(11.2)	$(11.0)
Amortization of actuarial losses, net of tax	(0.1)	—	(0.1)
Foreign currency translation adjustments, net of tax	—	(17.4)	(17.4)
Net current-period other comprehensive loss	(0.1)	(17.4)	(17.5)
Accumulated other comprehensive income (loss) by component, March 31, 2022	$0.1	$(28.6)	$(28.5)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, January 1, 2021	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	2.4	—	—	2.4
Foreign currency translation adjustments, net of tax	—	—	(43.0)	(43.0)
Net current-period other comprehensive income (loss)	2.4	—	(43.0)	(40.6)
Accumulated other comprehensive income (loss) by component, March 31, 2021	$(19.1)	$(3.7)	$3.3	$(19.5)

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended
	March 31, 2022	March 31, 2021
Net income	$44.8	$39.2
Shares used in net income per common share - basic	65.0	64.7
Effect of dilutive shares	0.3	0.6
Shares used in net income per common share - diluted	65.3	65.3
Earnings per share:
Basic	$0.69	$0.61
Diluted	$0.69	$0.60

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

9. Inventories

Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$160.8	$124.1
Work in process	29.9	26.7
Finished goods	117.6	117.0
	$308.3	$267.8

10. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review. There were no triggering events during the quarter ended March 31, 2022. The 2021 annual goodwill impairment review indicated that the Thomson reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

Changes in goodwill from January 1, 2022 through March 31, 2022 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$442.8	$1,352.1	$1,794.9
Accumulated impairment loss	(31.8)	(199.1)	(230.9)
Balance January 1, 2022	$411.0	$1,153.0	$1,564.0
Impact of changes in foreign currency	(2.2)	(5.6)	(7.8)
Goodwill balance March 31, 2022	$408.8	$1,147.4	$1,556.2

Other intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$210.2	$0.1	$210.1	$212.2	$—	$212.2
Intangible assets subject to amortization:
Customer relationships	953.0	215.1	737.9	960.2	206.4	753.8
Product technology and patents	141.6	53.6	88.0	141.4	50.2	91.2
Total intangible assets	$1,304.8	$268.8	$1,036.0	$1,313.8	$256.6	$1,057.2

(1) While the majority of the Company's tradenames are considered indefinite lived intangible assets, tradenames acquired through the acquisition of Nook are subject to amortization. The net book value of Nook's tradename was $1.0 million as of March 31, 2022.

The Company recorded $14.0 million and $17.6 million of amortization expense in the quarters ended March 31, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets is approximately $42.4 million for the remainder of 2022, $55.5 million in 2023, $55.1 million in 2024, $54.5 million in 2025, $53.5 million in 2026 and $565.9 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the quarters ended March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Balance at beginning of period	$8.3	$9.6
Accrued current period warranty expense	1.3	0.9
Payments and adjustments	(0.9)	(0.8)
Balance at end of period	$8.7	$9.7

12. Debt

Outstanding debt obligations at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Debt:
Term loan	$397.5	$400.0
Revolver	600.0	605.0
Notes	400.0	400.0
Mortgages and other	8.4	9.2
Finance leases	0.1	0.1
Total gross debt	1,406.0	1,414.3
Less: debt discount and deferred financing costs	(2.1)	(2.2)
Total debt, net of debt discount and deferred financing costs	1,403.9	1,412.1
Less: current portion of long-term debt	(13.2)	(11.1)
Total long-term debt	$1,390.7	$1,401.0

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

The stated maturity date of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount on the Term Loan Facility. The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 1.709% at March 31, 2022.

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

As of March 31, 2022, the Company had $997.5 million outstanding on the Credit Agreement. As of March 31, 2022 and December 31, 2021, the Company had $4.3 million and $4.8 million in letters of credit outstanding, respectively. The Company had $395.7 million available to borrow under the Credit Facilities at March 31, 2022, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

Notes

On October 1, 2018, upon the closing of the combination of the Company with four operating companies from Fortive Corporation’s (“Fortive”) Automation & Specialty platform (excluding Fortive’s Hengstler and Dynapar businesses), the Company assumed $400 million aggregate principal amount of 6.125% senior notes due 2026 (the “Notes”). The Notes will mature on October 1, 2026. Interest on the Notes accrues from October 1, 2018 and is payable semi-annually commencing on April 1, 2019. The Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries.

2018 Credit Agreement

On October 1, 2018, the Company and certain subsidiaries entered into a credit agreement (the “2018 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative and collateral agent, and a syndicate of lenders, which provided for a term loan in an aggregate principal amount of $1,340.0 million (the “2018 Term Loan Facility”) and a revolving credit facility in an aggregate committed principal amount of $300.0 million (the “2018 Revolving Credit Facility” and together with the 2018 Term Loan Facility, the “2018 Credit Facilities”).

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.1 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense. Finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

13. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 90.0 million shares to 120.0 million shares. As of March 31, 2022 and December 31, 2021, there were 65,059,097 and 64,923,539 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at March 31, 2022 or December 31, 2021.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards was 3.7 million as of March 31, 2022.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended March 31, 2022 and 2021 was $3.9 million and $3.5 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $30.9 million as of March 31, 2022, and will be recognized over a weighted average remaining period of three years.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Stock Options

The following table summarizes the stock option activity under the Company’s plan for the quarter ended March 31, 2022:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022		500.0	$39.26
Granted		176.2	45.05
Outstanding at March 31, 2022	8.3	676.2	$40.77	$2.3
Exercisable at March 31, 2022	7.5	241.3	$35.87	$1.4
Unvested and expected to vest at March 31, 2022	8.7	407.2	$43.34	$0.9

Restricted Stock Units

The following table summarizes the Restricted Stock Unit activity under the Company’s plan for the quarter ended March 31, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	420.5	$42.21
Granted	173.5	45.05
Vested	(90.4)	38.72
Canceled/Forfeited	(1.9)	44.15
Unvested at March 31, 2022	501.7	$43.81	$19.5

Performance Share Awards

The following table summarizes the Performance Share Award activity under the Company’s plan for the quarter ended March 31, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	286.5	$40.23
Granted	81.6	45.45
Vested	(125.9)	32.02
Unvested at March 31, 2022	242.2	$46.64	$9.4

See Note 12, Stockholders’ Equity, to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding stock-based compensation.

14. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s acquisition of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

headcount, facility consolidations and the elimination of certain costs. The Company did not incur any costs as a result of the 2017 Altra Plan during the quarter ended March 31, 2022. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the quarter ended March 31, 2022, the Company incurred expenses of $0.4 million comprised mainly of severance costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2022 and March 31, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2022	$—	$0.5	$0.5
Restructuring expense incurred	—	0.4	0.4
Cash payments	—	(0.3)	(0.3)
Balance at March 31, 2022	$—	$0.6	$0.6

The following is a reconciliation of the accrued restructuring costs between January 1, 2021 and March 31, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2021	$0.5	$1.8	$2.3
Restructuring expense incurred	—	0.9	0.9
Cash payments	(0.1)	(1.4)	(1.5)
Balance at March 31, 2021	$0.4	$1.3	$1.7

The following is a reconciliation of restructuring expense by segment for the quarter ended March 31, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$—	$—
Automation & Specialty	—	0.4	0.4
Total restructuring expense	$—	$0.4	$0.4

The following is a reconciliation of restructuring expense by segment for the quarter ended March 31, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.6	$0.6
Automation & Specialty	—	0.3	0.3
Total restructuring expense	$—	$0.9	$0.9

The total accrued restructuring reserve as of March 31, 2022, relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Amounts in millions, unless otherwise noted

15. Segments, Concentrations and Geographic Information

Segments

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations. Our operations are organized in two reporting segments that are aligned with key product types and end markets served, Power Transmission Technologies (“PTT”) and Automation & Specialty (“A&S”):

•
Power Transmission Technologies - PTT. This segment included the following key product offerings as of March 31, 2022:
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
•
Automation & Specialty – A&S. This segment included the following key brands as of March 31, 2022:
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

o
Jacobs Vehicle Systems (JVS): Provides renowned “Jake Brake” diesel engine braking systems and valve actuation mechanisms for the commercial vehicle market, including compression release, bleeder and exhaust brakes. These products are primarily used in heavy duty Class 8 truck applications (see Note 18 to the consolidated financial statements for further information regarding the divestiture of the JVS business).

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended
	March 31, 2022	March 31, 2021
Net Sales:
Power Transmission Technologies	$253.7	$221.0
Automation & Specialty	259.2	252.1
Inter-segment eliminations	(1.2)	(1.0)
Net sales	$511.7	$472.1
Income from operations:
Segment earnings:
Power Transmission Technologies	$32.3	$27.8
Automation & Specialty (1)	35.6	41.4
Corporate expenses (2)	0.1	(3.2)
Restructuring costs	(0.4)	(0.9)
Income from operations	$67.6	$65.1
Other non-operating expense:
Net interest expense	11.3	16.9
Other non-operating income, net	(0.1)	(1.5)
Total non-operating expense	$11.2	$15.4
Income before income taxes	56.4	49.7
Provision for income taxes	11.6	10.5
Net income	$44.8	$39.2
(1)
The Company recorded a non-cash impairment charge of $6.1 million at the JVS reporting unit during the first quarter of 2022 related to the held for sale classification.
(2)
Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued):

	Quarter Ended
	March 31, 2022	March 31, 2021
Depreciation and amortization:
Power Transmission Technologies	$7.4	$8.0
Automation & Specialty	16.2	22.0
Corporate	0.6	0.7
Total depreciation and amortization	$24.2	$30.7

	March 31, 2022	March 31, 2021
Total assets:
Power Transmission Technologies	$1,085.6	$1,059.9
Automation & Specialty	2,893.8	2,966.9
Corporate (3)	145.4	140.7
Total assets	$4,124.8	$4,167.5

(3)
Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 31, 2022	March 31, 2021
North America (primarily U.S.)	$291.3	$247.0
Europe excluding Germany	93.4	84.9
Germany	56.4	51.0
China	41.9	64.1
Asia and other excluding China	28.7	25.1
Total	$511.7	$472.1

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

16. Derivative Financial Instruments

The Company may manage changes in market conditions related to interest on debt obligations and foreign currency exposures by entering into derivative instruments, including interest rate and foreign currency swap agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each period. The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of Altra or the financial counterparty to perform. For cross-currency interest rate swaps, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For interest rate swaps, the significant inputs to these models are interest rate curves for discounting future cash flows that are adjusted for credit risk. Both cross-currency interest rate swaps and interest rate swaps are Level 2 investments. Refer to Note 6 for a description of the fair value levels. For designated hedging relationships, the Company formally documents the hedging relationship consistent with the requirements of ASC 815, Derivatives.

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. During the first quarter of 2020, the Company terminated the cross-currency interest rate swaps. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. At March 31, 2022 and March 31, 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

Interest Rate Swaps

In January 2017, the Company entered into an interest rate swap agreement to fix the variable interest rate payable on a portion of its outstanding borrowings. This interest rate swap matured on January 31, 2020. Additionally, in December 2018, the Company entered into an interest rate swap agreement designed to manage the cash flow risk caused by interest rate changes on the forecasted interest payments expected to occur related to a portion of its outstanding borrowings under the 2018 Credit Agreement.

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

During 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. In November 2021, the Company terminated the 2018 Credit Agreement. As a result of the decision to terminate the 2018 Credit Agreement, the remaining balance of the unrealized loss in AOCIL was immediately reclassified to “Interest expense, net” in the accompanying condensed consolidated statements of operations. The Company reclassified $2.4 million, net of $0.7 million of tax benefit, of non-cash interest expense from AOCIL to earnings for the quarter ended March 31, 2021.

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of March 31, 2022 or December 31, 2021.

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

18. Subsequent Events

On April 8, 2022, the Company completed the previously announced sale of all of the issued and outstanding equity interests of the entities which collectively constitute its JVS business segment to Cummins Inc., an Indiana corporation, for $325.0 million in cash subject to customary adjustments. The net cash consideration received was approximately $325.9 million.

On April 26, 2022, the Company declared a dividend of $0.09 per share for the quarter ended June 30, 2022, payable on July 6, 2022 to stockholders of record as of June 17, 2022.

On April 26, 2022, the Company announced that its Board of Directors approved a new share repurchase program authorizing the buyback of up to $300 million of the Company's common stock through December 31, 2024.

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
•
natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, pandemics, including, but not limited to, the COVID-19 pandemic, and the ongoing military action between Russia and Ukraine, or other matters beyond the Company’s control;
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
•
the Company’s exposure to variable interest rates and foreign currency exchange rates, including risks related to transitioning from LIBOR to a replacement alternative reference rate and risks related to the use of hedging arrangements to manage interest rate and currency risk;
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
•
the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Nook acquisition and the combination (the “Fortive Transaction”) of the Company with four operating companies from Fortive Corporation’s (“Fortive”) Automation & Specialty platform (excluding Fortive’s Hengstler and Dynapar businesses);
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

ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH (1) IN THE SECTION TITLED “RISK FACTORS,” SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q; (2) IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021, FILED WITH THE SEC ON FEBRUARY 28, 2022; AND (3) IN THE COMPANY’S OTHER SEC FILINGS.

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries.

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

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC ("Nook"), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company's current portfolio of linear product offerings. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Automation & Specialty segment. The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was released in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility (as defined below) in December 2021 to finance the transaction.

On April 8, 2022, the Company completed the previously announced sale of all of the issued and outstanding equity interests of the entities which collectively constitute its Jacobs Vehicle Systems (“JVS”) business segment to Cummins Inc., an Indiana corporation, for $325.0 million in cash subject to customary adjustments. The net cash consideration received was approximately $325.9 million, which remains subject to customary purchase price adjustments.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general. In the quarter ended March 31, 2022, we experienced strong sales as our team executed very well in spite of continued challenges including supply chain constraints, labor shortages, inflation pressures, and the continued impact of COVID-19. Our pricing initiatives helped improve earnings and our backlog levels remain strong. In April 2022, we also completed the sale of our Jacobs Vehicle Systems business and used the proceeds to pay down approximately $315 million in debt and strengthen our balance sheet.

We will remain focused on leveraging the Altra Business System to drive organic growth initiatives, to manage our portfolio through disciplined mergers and acquisitions, to integrate the Nook business, and to execute on our strategy to position Altra as a premier industrial company.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended March 31, 2022.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended
	March 31, 2022	March 31, 2021
Net sales	$511.7	$472.1
Cost of sales	331.4	300.4
Gross profit	180.3	171.7
Gross profit percentage	35.2%	36.4%
Selling, general and administrative expenses	88.6	89.8
Impairment of Goodwill and Intangible Asset	6.1	—
Research and development expenses	17.6	15.9
Restructuring costs	0.4	0.9
Income from operations	67.6	65.1
Interest expense, net	11.3	16.9
Other non-operating income, net	(0.1)	(1.5)
Income before income taxes	56.4	49.7
Provision for income taxes	11.6	10.5
Net income	$44.8	$39.2

Quarter Ended March 31, 2022 compared with Quarter Ended March 31, 2021

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Net sales	$511.7	$472.1	$39.6	8.4%

Net Sales The increase in net sales during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 was primarily due to strength across most end markets, especially the turf and garden and factory automation end markets as well as the addition of approximately $11.2 million of sales from Nook. Changes in foreign exchange had an unfavorable impact on net sales of $8.7 million for the quarter ended March 31, 2022. Price had a favorable impact on net sales of $17.7 million for the quarter ended March 31, 2022.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Gross profit	$180.3	$171.7	$8.6	5.0%
Gross profit as a percent of sales	35.2%	36.4%

Gross Profit The decrease in gross profit as a percent of sales during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 was primarily due to increasing costs associated with logistics, supply chain and labor as well as changes in foreign exchange, which had an unfavorable impact of $3.2 million. This decrease was partially offset by price, which had a favorable impact of $17.7 million for the quarter ended March 31, 2022.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Selling, general and administrative expense (“SG&A”)	$88.6	$89.8	$(1.2)	(1.3)%
SG&A as a percent of sales	17.3%	19.0%

Selling, general and administrative expenses The decrease in SG&A during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 was primarily driven by the decrease in amortization expense as a result of the JVS disposal group being classified as held for sale. Refer to Note 4 for further information on the held for sale classification. This decrease was partially offset due to the inclusion of the SG&A expenses from Nook of $2.8 million as well as changes in foreign exchange, which had an unfavorable impact on SG&A of $2.1 million.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Research and development expenses (“R&D”)	$17.6	$15.9	$1.7	10.7%

Research and development expense The increase in research and development expenses for the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 was primarily due to expenses returning that were deferred such as backfilling open positions. Foreign exchange had an unfavorable impact on R&D of $0.2 million. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Restructuring costs	$0.4	$0.9	$(0.5)	(55.6)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $1 - $2 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. We achieved savings of $0.6 million during the quarter ended March 31, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $1 - $2 million over the next two years. The cost savings for the quarter ended March 31, 2022 were recognized as reductions in SG&A and Cost of Sales of approximately $0.4 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Interest expense, net	$11.3	$16.9	$(5.6)	(33.1)%

Interest expense, net The decrease in interest expense during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 was primarily due to the lower average interest rates as a result of our November 2021 refinancing. In addition, interest expense decreased during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 because we recorded $3.1 million of non-cash interest expense related to the termination of the interest rate swap during the quarter ended March 31, 2021. Since the remaining balance of the unrealized loss from the termination of the interest rate swap was reclassified from accumulated other comprehensive income (loss) to interest expense in the fourth quarter of 2021 in connection with the refinancing, no non-cash interest expense related to the termination of the interest rate swap was recorded during the quarter ended March 31, 2022. We expect our interest expense in 2022 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Quarter Ended
	March 31, 2022	March 31, 2021	Change	%
Provision for income taxes	$11.6	$10.5	$1.1	10.5%
Provision for income taxes as a percent of income before income taxes	20.6%	21.1%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes decreased for the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2021 . The decrease in the 2022 provision for income tax as a percent of income before income taxes is mainly due to a net benefit of $2.5 million mainly related to the JVS divestiture recorded in the quarter ended March 31, 2022, partially offset by a higher annual effective tax rate in 2022 compared to 2021.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended
	March 31, 2022	March 31, 2021
Net Sales:
Power Transmission Technologies	$253.7	$221.0
Automation & Specialty	259.2	252.1
Inter-segment eliminations	(1.2)	(1.0)
Net sales	$511.7	$472.1
Income from operations:
Segment earnings:
Power Transmission Technologies	$32.3	$27.8
Automation & Specialty	35.6	41.4
Corporate expenses (1)	0.1	(3.2)
Restructuring costs	(0.4)	(0.9)
Income from operations	$67.6	$65.1
(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $253.7 million for the quarter ended March 31, 2022. The increase of approximately $32.7 million or 14.8% from the quarter ended March 31, 2021 was primarily due to the broad based strength across most of our end markets, especially material handling, metals and mining, turf and garden and agriculture end markets. In addition, price had a favorable impact on net sales for the quarter ended March 31, 2022 of $11.5 million. The increase in net sales was partially offset by changes in foreign exchange for the quarter ended March 31, 2022, which had an unfavorable impact on net sales of $5.2 million. Income from operations for the quarter ended March 31, 2022 was $32.3 million, an increase of 16.2%, which was primarily driven by the increase in sales and partially offset by increasing costs from logistics, supply chain and labor.

Automation & Specialty

Net sales in the Automation & Specialty segment were $259.2 million for the quarter ended March 31, 2022. The increase of approximately $7.1 million, or 2.8% from the quarter ended March 31, 2021 was primarily due to the inclusion of sales from the newly acquired Nook business, which were approximately $11.1 million for the quarter ended March 31, 2022. In addition, the increase was due to continued strength in the factory automation end market, as well as price, which had a favorable impact on net sales of $6.2 million for the quarter ended March 31, 2022. The increase in net sales was partially offset by a decline in the China class 8 heavy duty truck market as well as changes in foreign exchange, which had an unfavorable impact on net sales of $3.5 million for the quarter ended March 31, 2022. Income from operations for the quarter ended March 31, 2022 was $35.6 million, a decrease of 14.0%, which was primarily driven by the asset held for sale impairment charge of $6.1 million recorded at the JVS reporting unit related to the held for sale classification.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Revolving Credit Facility (as defined herein). At March 31, 2022, we had the ability under the Revolving Credit Facility to borrow an additional $395.7 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, other post-employment benefits and dividends.

We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Revolving Credit Facility, that we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, to make amortization payments under the Altra Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements.

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

The unaffiliated selling securityholder received the Selling Securityholder Notes from Fortive prior to the closing of the Private Placement in exchange for certain outstanding Fortive debt held or acquired by the unaffiliated selling securityholder. Stevens Holding used the net proceeds of the Primary Notes to fund a dividend payment to Fortive prior to the consummation of the merger that was part of the Fortive Transaction, pursuant to which such merger Stevens Holdings became a wholly-owned subsidiary of the Company, and Stevens Holding did not receive any proceeds from the sale of the Selling Securityholder Notes.

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

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 1.709% at March 31, 2022.

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

Borrowings

The following is a summary of our borrowings as of March 31, 2022 and March 31, 2021, respectively:

	Amounts in millions
	March 31, 2022	March 31, 2021
Debt:
Term loan A	$397.5	$—
Term loan B	—	1,010.0
Revolver	600.0	—
Notes	400.0	400.0
Mortgages and other	8.4	12.2
Finance leases	0.1	0.2
Total gross debt	$1,406.0	$1,422.4

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the quarter ended March 31, 2022 and March 31, 2021, respectively:

	March 31, 2022	March 31, 2021	Change
Cash and cash equivalents at the beginning of the period	$246.1	$254.4	$(8.3)
Net cash (used in) provided by operating activities	(24.9)	36.2	(61.1)
Net cash used in investing activities	(17.8)	(9.6)	(8.2)
Net cash used in financing activities	(17.1)	(27.1)	10.0
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(4.5)	1.9
Cash and cash equivalents at the end of the period	$183.7	$249.4	$(65.7)

Cash Flows for 2022

Net cash used in operating activities was approximately $24.9 million for the quarter ended March 31, 2022, an increase of $61.1 million of net cash used as compared to the prior year. The increase in net cash used was primarily due to unfavorable changes in operating assets and liabilities of approximately $56.6 million, which reflect timing difference between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Net cash used in investing activities for the quarter ended March 31, 2022 increased approximately $8.2 million compared to the quarter ended March 31, 2021, primarily due to increased property, plant and equipment purchases.

Net cash used in financing activities for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 decreased by $10.0 million, primarily due decreased debt paydowns of approximately $12.5 million when compared to the quarter ended March 31, 2021.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, for other post-retirement benefits funding and to pay dividends to our stockholders. As of March 31, 2022 we have approximately $165.8 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates, and changes in commodity prices. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2021 are incorporated herein by reference.

Below are additional risk factors that should be carefully considered by the reader in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and operating results.

On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. This conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and

•blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

New or more stringent government regulations or standards designed to address climate change could increase our operational costs, and severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.

We are subject to domestic and foreign regulations and standards governing emissions controls which are, in part, designed to address climate change. Due to increasing global concern over the effects of climate change, new or more stringent regulations and standards may be mandated. In addition, various stakeholders may demand additional controls beyond what is required by such regulations or standards. Such additional regulations, standards and demands may expose us to increased operational costs associated with compliance, data collection and disclosure, and raw material sourcing, our manufacturing operations, and the distribution of our products may be adversely affected. Further, tighter emissions controls as a result of these actions could increase our operational costs and could lead to disruptions in our operations as compliance is attained. Severe weather associated with a changing climate could also negatively impact our facilities, information systems and infrastructure, as well as those of our customers and suppliers. This could disrupt supply, customer demand and negatively affect our ability to fulfill orders, manufacture products and maintain operations. In addition, certain markets and industries which Altra serves may be negatively impacted by global trends and market adjustment in response to a changing climate which could have an adverse impact on our financial performance. There can be no assurance that our efforts to address these regulations, standards, or stakeholder demands will be successful or that any future investments we make in furtherance of achieving climate change targets and goals will meet investor expectations or any regulatory or legal standards regarding sustainability performance. If we fail to sufficiently address applicable regulations, standards and stakeholder demands or fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or address sustainability programs and initiatives, the results could have an adverse impact on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws of the Registrant

10.1(4)	Purchase and Sale Agreement, dated February 8, 2022, between Cummins Inc. and Altra Industrial Motion Corp.

10.2*	Amendment No. 1 to the Purchase and Sale Agreement, dated April 8, 2022, by and between Cummins Inc. and Altra Industrial Motion Corp.

10.3*

Release Letter, dated April 8, 2022,made by Altra Industrial Motion Corp. to Bank of Montreal under that certain Credit Agreement, dated as of November 17, 2021, by and among Altra Industrial Motion Corp, the designated subsidiary borrowers party thereto, the lenders party thereto and Bank of Montreal, as administrative agent, sustainability structuring agent and collateral agent.

10.4*

Supplement to Guarantee and Collateral Agreement, dated April 6, 2022, to the Guarantee and Collateral Agreement, dated November 17, 2021, by and among Altra Industrial Motion Corp., the Guarantors from time to time party thereto and Bank of Montreal, as collateral agent for the Secured Parties.

10.5*

Release of Patent Security Interest, dated April 8, 2022, by Bank of Montreal in favor of American Precision Industries, Inc., Inertia Dynamics, LLC, Jacobs Vehicle Systems, Inc., Kilian Manufacturing Corporation, Kollmorgen Corporation, TV Wood’s Incorporated, Thomson Industries, Inc., and Warner Electric, LLC.

10.6*	Patent Security Agreement, dated as of April 6, 2022, made by Nook Industries, LLC in favor of Bank of Montreal.

10.7*

Release of Security Interest in Trademarks, dated April 8, 2022, by Bank of Montreal, as Administrative Agent, in favor of Altra Industrial Motion Corp., American Precision Industries, Inc., Ameridrives International, LLC, Boston Gear, LLC, Guardian Couplings, LLC, Inertia Dynamics, LLC, Formsprag LLC, Jacobs Vehicle Systems, Inc., Kilian Manufacturing Corporation, Kollmorgen Corporation, TV Wood’s Incorporated, and Thomson Industries, Inc.

10.8*	Trademark Security Agreement, dated as of April 6, 2022, made by Nook Industries, LLC in favor of Bank of Montreal.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

(3) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.

(4) Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

May 2, 2022	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
May 2, 2022	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Executive V.P., Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)