Form 10-Q
period 2022-06-30
Altra Industrial Motion Corp.
filed 2022-07-29
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 28, 2022, there were 65,066,459 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192.9	$246.1
Trade receivables, less allowance for credit losses of $4.2 and $4.1 million at June 30, 2022 and December 31, 2021, respectively	271.6	224.5
Inventories	316.1	267.8
Income tax receivable	23.5	11.7
Assets held for sale	—	377.3
Prepaid expenses and other current assets	36.8	40.4
Total current assets	840.9	1,167.8
Property, plant and equipment, net	271.8	275.8
Goodwill	1,520.9	1,564.0
Intangible assets, net	998.0	1,057.2
Deferred income taxes	1.2	2.3
Other non-current assets	17.0	13.5
Operating lease right of use assets	44.4	50.0
Total assets	$3,694.2	$4,130.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183.9	$173.3
Accrued payroll	63.3	81.8
Accruals and other current liabilities	82.0	77.0
Income tax payable	3.7	6.0
Current portion of long-term debt	15.6	11.1
Liabilities held for sale	—	53.0
Operating lease liabilities	13.5	14.3
Total current liabilities	362.0	416.5
Long-term debt, net of current portion	1,070.1	1,401.0
Deferred income taxes	249.5	250.5
Pension liabilities	27.8	29.9
Long-term taxes payable	1.8	2.7
Other long-term liabilities	6.0	7.3
Operating lease liabilities, net of current portion	32.7	37.6

Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 65,066,459 and 64,923,539 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	0.1	0.1
Additional paid-in capital	1,722.5	1,718.4
Retained earnings	337.5	277.6
Accumulated other comprehensive loss	(115.8)	(11.0)
Total stockholders’ equity	1,944.3	1,985.1
Total liabilities and stockholders’ equity	$3,694.2	$4,130.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$498.1	$488.6	$1,009.8	$960.7
Cost of sales	324.9	312.7	656.3	613.1
Gross profit	173.2	175.9	353.5	347.6
Operating expenses:
Selling, general and administrative expenses	90.8	93.5	179.4	183.3
Impairment charges	2.2	—	8.3	—
Research and development expenses	16.0	16.1	33.6	32.0
Restructuring costs	0.5	0.8	0.9	1.7
	109.5	110.4	222.2	217.0
Income from operations	63.7	65.5	131.3	130.6
Other non-operating (income) and expense:
Interest expense, net	11.8	16.5	23.1	33.4
Other non-operating income, net	(1.9)	(1.7)	(2.0)	(3.2)
	9.9	14.8	21.1	30.2
Income before income taxes	53.8	50.7	110.2	100.4
Provision for income taxes	27.5	9.9	39.1	20.4
Net income	$26.3	$40.8	$71.1	$80.0
Weighted average shares, basic	65.1	64.8	65.0	64.8
Weighted average shares, diluted	65.3	65.4	65.3	65.4
Net income per share:
Basic	$0.40	$0.63	$1.09	$1.23
Diluted	$0.40	$0.62	$1.09	$1.22
Cash dividend declared per share	$0.09	$0.08	$0.17	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in millions

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$26.3	$40.8	$71.1	$80.0
Other comprehensive income (loss):
Reclassification of interest rate swap, net of tax	—	2.3	—	4.7
Pension liability adjustment, net of tax	—	1.2	—	1.2
Amortization of actuarial gain (losses), net of tax	(0.3)	0.1	(0.4)	0.1
Foreign currency translation adjustment	(87.0)	19.6	(104.4)	(23.4)
Total other comprehensive loss:	(87.3)	23.2	(104.8)	(17.4)
Comprehensive income (loss)	$(61.0)	$64.0	$(33.7)	$62.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in millions

	Year to Date Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$71.1	$80.0
Adjustments to reconcile net income to net operating cash flows:
Depreciation	20.1	26.4
Amortization of intangible assets	27.8	35.3
Amortization of deferred financing costs	0.5	2.3
Gain on foreign currency, net	(1.2)	(0.1)
Accretion of debt discount	0.1	0.2
Non-cash amortization of interest rate swap expense	—	6.1
Impairment charges	8.3	—
Unrealized gain on investment in MTEK Industry AB	(0.7)
Gain on disposal and other	(0.2)	(0.8)
Expense for deferred taxes	8.1	—
Stock-based compensation	8.2	7.5
Amortization of inventory fair value adjustment	2.4	—
Changes in assets and liabilities:
Trade receivables, net	(68.0)	(19.6)
Inventories	(58.4)	(29.3)
Accounts payable and accrued liabilities	12.5	17.0
Other current assets and liabilities	(16.2)	(25.6)
Other operating assets and liabilities	(2.9)	0.7
JVS transaction costs paid	(4.3)	—
Net cash provided by operating activities	7.2	100.1
Cash flows from investing activities
Purchase of property, plant and equipment	(30.6)	(17.5)
Proceeds from sale of building	—	2.2
Proceeds from sale of JVS business	325.9	—
Investment in MTEK Industry AB	(4.6)	—
Nook Industries acquisition purchase price adjustment	(0.6)	—
Net cash provided by (used in) investing activities	290.1	(15.3)
Cash flows from financing activities
Payments on Revolving Credit Facility	(335.0)	—
Borrowings on Revolving Credit Facility	15.0	—
Payments on Term Loan B Facility	—	(50.0)
Payments on Term Loan A Facility	(5.0)	—
Dividend payments	(10.5)	(7.8)
Net payments on financing leases, mortgages, and other obligations	(0.4)	(1.5)
Net proceeds from China debt	—	2.8
Proceeds from issuance of common stock upon exercise of options	—	2.2
Shares surrendered for tax withholding	(4.1)	(3.1)
Net cash used in financing activities	(340.0)	(57.4)
Effect of exchange rate changes on cash and cash equivalents	(10.5)	(4.0)
Net change in cash and cash equivalents	(53.2)	23.4
Cash and cash equivalents at beginning of period	246.1	254.4
Cash and cash equivalents at end of period	$192.9	$277.8
Cash paid during the period for:
Interest paid on borrowings	$22.6	$24.9
Income taxes paid	$49.4	$43.3

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	$0.1	64.9	$1,718.4	$277.6	$(11.0)	$1,985.1
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.2	4.1	—	—	4.1
Net income	—	—	—	71.1	—	71.1
Dividends declared, $0.17 per share	—	—	—	(11.2)	—	(11.2)
Total comprehensive loss, net of tax	—	—	—	—	(104.8)	(104.8)
Balance at June 30, 2022	$0.1	65.1	$1,722.5	$337.5	$(115.8)	$1,944.3

Balance at March 31, 2022	$0.1	65.1	$1,718.2	$317.2	$(28.5)	$2,007.0
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	4.3	—	—	4.3
Net income	—	—	—	26.3	—	26.3
Dividends declared, $0.09 per share	—	—	—	(6.0)	—	(6.0)
Total comprehensive loss, net of tax	—	—	—	—	(87.3)	(87.3)
Balance at June 30, 2022	$0.1	65.1	$1,722.5	$337.5	$(115.8)	$1,944.3

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	4.4	—	—	4.4
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	80.0	—	80.0
Dividends declared, $0.14 per share	—	—	—	(9.2)	—	(9.2)
Total comprehensive loss, net of tax	—	—	—	—	(17.4)	(17.4)
Balance at June 30, 2021	$0.1	$64.9	$1,712.6	$340.3	$3.7	$2,056.7

Balance at March 31, 2021	$0.1	64.8	$1,706.4	$304.8	$(19.5)	$1,991.8
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	4.0	—	—	4.0
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	40.8	—	40.8
Dividends declared, $0.08 per share	—	—	—	(5.3)	—	(5.3)
Total comprehensive income, net of tax	—	—	—	—	23.2	23.2
Balance at June 30, 2021	$0.1	64.9	$1,712.6	$340.3	$3.7	$2,056.7

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “Altra”, “we”, or “our”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 16 countries. As of June 30, 2022, Altra’s leading brands included Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nook Industries, Nuttall Gear, Portescap, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

4. Acquisitions and Divestitures

Nook Industries Acquisition

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC ("Nook"), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company's current portfolio of linear product offerings. The acquisition was accounted for as a business combination using the acquisition method of accounting and the results have been integrated into the Company's Automation & Specialty ("A&S") segment.

The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was recorded in accruals and other current liabilities at December 31, 2021 and

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

was paid in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility in December 2021 to finance the transaction.

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is deductible for income tax purposes. The Company recorded certain measurement period adjustments during the quarter and year to date period ended June 30, 2022 in the amount of $0.6 million. The purchase price allocation below includes such adjustments:

At Acquisition Date (As Adjusted)
Total cash consideration	$129.9
Purchase price holdback	8.2
Fair value of consideration transferred	138.1

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.1
Receivables	3.7
Inventory	10.8
Prepaids and other current assets	0.4
Property, plant and equipment	12.8
Deferred tax asset	0.9
Other non-current assets	5.0
Intangibles	55.1
Accounts payable	(2.9)
Accrued payroll	(0.7)
Accrued expenses and other current liabilities	(2.5)
Other long term liability	(4.6)
Total identifiable net assets acquired	83.1
Goodwill	$55.0

Intangible assets acquired consist of:
Customer relationships	$54.0
Trade name	1.1
Total intangible assets	$55.1

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended June 30, 2021 as if the Company had acquired Nook on January 1, 2021. The pro forma information contains the actual operating results of the Company and the Nook business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the borrowings used to finance the acquisition and (iv) inventory fair value adjustment. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

	Pro forma (unaudited)
	Quarter Ended June 30, 2021	Year to Date Ended June 30, 2021
Total revenues	$498.3	$979.4
Net income	39.1	76.6
Basic earnings per share	$0.60	$1.18
Diluted earnings per share	$0.60	$1.17

Jacobs Vehicle Systems ("JVS") Divestiture

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In the fourth quarter of 2021, the Company committed to a plan to sell our JVS business within our A&S reporting segment in an effort to exit the heavy-duty trucks industry. On February 8, 2022, the Company entered into a purchase and sale agreement with Cummins Inc. (the "Buyer") for $325.0 million in cash subject to customary adjustments, and on April 8, 2022, the Company completed the sale. Transaction costs related to the divestiture totaled approximately $9.4 million. The Company received net cash consideration of approximately $325.9 million, which remains subject to customary purchase price adjustments. The Company determined the criteria to be classified as held for sale were met and the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from December 31, 2021 until the transaction was completed on April 8, 2022. The Company determined that the disposal group classified as held for sale did not meet the criteria for classification as discontinued operations as the disposal was not considered a strategic shift that had a major effect on the Company’s operations and financial results. The JVS business was not a significant disposal based on the Company's quantitative and qualitative evaluation.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, during the fourth quarter of 2021, the Company recorded a non-cash goodwill impairment charge of $60.0 million as the sale was considered to be a triggering event to evaluate goodwill impairment for the JVS reporting unit. Additionally, the Company recorded an asset held for sale impairment charge of $82.4 million, for a total impairment charge of $142.4 million in 2021. The Company recorded additional asset held for sale impairment charges of $2.2 million and $8.3 million during the quarter and year to date periods ended June 30, 2022, respectively.

The assets and liabilities of the JVS business classified as held for sale at December 31, 2021 were as follows:

December 31, 2021
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

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Power Transmission Technologies	$252.5	$237.6	$506.2	$458.6
Automation & Specialty	247.3	252.0	506.5	504.1
Inter-segment eliminations	(1.7)	(1.0)	(2.9)	(2.0)
Total net sales	$498.1	$488.6	$1,009.8	$960.7

Net sales by geographic region based on point of shipment origin are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
North America (primarily U.S.)	$280.8	$255.5	$572.1	$502.5
Europe excluding Germany	93.2	90.3	186.6	175.2
Germany	55.1	50.5	111.5	101.5
China	39.3	64.0	81.2	128.1
Asia and other excluding China	29.7	28.3	58.4	53.4
Total net sales	$498.1	$488.6	$1,009.8	$960.7

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

The Company had inconsequential contract assets for the year to date periods ended June 30, 2022 and June 30, 2021, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended June 30, 2022 and June 30, 2021 are as follows:

	Year to Date Ended
	June 30, 2022	June 30, 2021
Beginning balance	$13.5	$10.3
Closing balance	15.8	12.7
Increase	$2.3	$2.4

In the six-month period ended June 30, 2022, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2022.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Term Loan Facility and the Revolving Credit Facility (both as defined herein). As of June 30, 2022, the carrying amount of the Term Loan Facility was $395.0 million and the carrying amount of the Revolving Credit Facility was $285.0 million, each approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates. The carrying amount of the Notes (as defined herein) was $400.0 million and the estimated fair value of the Notes was $383.5 million at June 30, 2022. The Notes are classified as Level 2.

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

In December 2020 and May 2022, the Company invested approximately $5.0 million and $4.6 million, respectively, for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investments do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investments at their cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. These investments are considered Level 3 assets based on the lack of observable inputs and are classified within other non-current assets in the consolidated balance sheets. The Company monitors its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. During the six months ended June 30, 2022, the Company reassessed the value of its December 2020 investment and recognized a $0.7 million unrealized holding gain as a result of an observable price change from the additional investment made in May 2022. As of June 30, 2022, there were no other indicators that support an adjustment to MTEK’s carrying value.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

7. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, April 1, 2022	$0.1	$(28.6)	$(28.5)
Amortization of actuarial gain (losses), net of tax	(0.3)	—	(0.3)
Foreign currency translation adjustments, net of tax	—	(87.0)	(87.0)
Net current-period other comprehensive loss	(0.3)	(87.0)	(87.3)
Accumulated other comprehensive income (loss) by component, June 30, 2022	$(0.2)	$(115.6)	$(115.8)

	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2022	$0.2	$(11.2)	$(11.0)
Amortization of actuarial gain (losses), net of tax	(0.4)	—	(0.4)
Foreign currency translation adjustments, net of tax	—	(104.4)	(104.4)
Net current-period Other Comprehensive Income (Loss)	(0.4)	(104.4)	(104.8)
Accumulated Other Comprehensive Income (Loss) by Component, June 30, 2022	$(0.2)	$(115.6)	$(115.8)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, April 1, 2021	$(19.1)	$(3.7)	$3.3	$(19.5)
Reclassification of interest rate swap to income, net of tax	2.3	—	—	2.3
Pension adjustments, net of tax	—	1.2	—	1.2
Amortization of actuarial gain (losses), net of tax	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	19.6	19.6
Net current-period other comprehensive income (loss)	2.3	1.3	19.6	23.2
Accumulated other comprehensive income (loss) by component, June 30, 2021	$(16.8)	$(2.4)	$22.9	$3.7

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2021	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	4.7	—	—	4.7
Pension adjustments, net of tax	—	1.2	—	1.2
Amortization of actuarial gain (losses), net of tax	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	(23.4)	(23.4)
Net current-period Other Comprehensive Income (Loss)	4.7	1.3	(23.4)	(17.4)
Accumulated Other Comprehensive Loss by Component, June 30, 2021	$(16.8)	$(2.4)	$22.9	$3.7

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

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$26.3	$40.8	$71.1	$80.0
Shares used in net income per common share - basic	65.1	64.8	65.0	64.8
Effect of dilutive shares	0.2	0.6	0.3	0.6
Shares used in net income per common share - diluted	65.3	65.4	65.3	65.4
Earnings per share:
Basic	$0.40	$0.63	$1.09	$1.23
Diluted	$0.40	$0.62	$1.09	$1.22

9. Inventories

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$165.4	$124.1
Work in process	30.7	26.7
Finished goods	120.0	117.0
	$316.1	$267.8

10. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review. There were no triggering events during the quarter ended June 30, 2022. The 2021 annual goodwill impairment review indicated that the Thomson reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Changes in goodwill from January 1, 2022 through June 30, 2022 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$442.8	$1,352.1	$1,794.9
Accumulated impairment loss	(31.8)	(199.1)	(230.9)
Balance January 1, 2022	$411.0	$1,153.0	$1,564.0
Measurement period adjustments related to the Nook acquisition	—	(0.6)	(0.6)
Impact of changes in foreign currency	(9.7)	(32.8)	(42.5)
Goodwill balance June 30, 2022	$401.3	$1,119.6	$1,520.9

Other intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$203.9	$0.1	$203.8	$212.2	$—	$212.2
Intangible assets subject to amortization:
Customer relationships	928.7	219.3	709.4	960.2	206.4	753.8
Product technology and patents	141.5	56.7	84.8	141.4	50.2	91.2
Total intangible assets	$1,274.1	$276.1	$998.0	$1,313.8	$256.6	$1,057.2

(1) While the majority of the Company's tradenames are considered indefinite lived intangible assets, tradenames acquired through the acquisition of Nook are subject to amortization. The net book value of Nook's tradename was approximately $1.0 million as of June 30, 2022.

The Company recorded $13.8 million and $17.7 million of amortization expense in the quarters ended June 30, 2022 and 2021, respectively; and recorded $27.8 million and $35.3 million of amortization expense in the year to date periods ended June 30, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets is approximately $27.7 million for the remainder of 2022, $54.4 million in 2023, $53.9 million in 2024, $53.4 million in 2025, $52.5 million in 2026 and $553.3 million thereafter.

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

Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Balance at beginning of period	$8.3	$9.2
Accrued current period warranty expense	1.7	1.7
Payments and adjustments	(1.4)	(0.8)
Balance at end of period	$8.6	$10.1

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

12. Debt

Outstanding debt obligations at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Debt:
Term loan	$395.0	$400.0
Revolver	285.0	605.0
Notes	400.0	400.0
Mortgages and other	7.7	9.2
Finance leases	0.0	0.1
Total gross debt	1,087.7	1,414.3
Less: debt discount and deferred financing costs	(2.0)	(2.2)
Total debt, net of debt discount and deferred financing costs	1,085.7	1,412.1
Less: current portion of long-term debt	(15.6)	(11.1)
Total long-term debt	$1,070.1	$1,401.0

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

The stated maturity date of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount on the Term Loan Facility. The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 2.810% at June 30, 2022.

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

As of June 30, 2022, the Company had $680.0 million outstanding on the Credit Agreement. As of June 30, 2022 and December 31, 2021, the Company had $4.1 million and $4.8 million in letters of credit outstanding, respectively. The Company had $710.9 million available to borrow under the Credit Facilities at June 30, 2022, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

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

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.0 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense. Finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

13. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 90.0 million shares to 120.0 million shares. As of June 30, 2022 and December 31, 2021, there were 65,066,459 and 64,923,539 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at June 30, 2022 or December 31, 2021.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards was 3.7 million as of June 30, 2022.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended June 30, 2022 and 2021 was $4.3 million and $4.0 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date periods ended June 30, 2022 and 2021 was $8.2 million and $7.5 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $27.4 million as of June 30, 2022, and will be recognized over a weighted average remaining period of three years.

Stock Options

The following table summarizes the stock option activity under the Company’s plan for the year to date period ended June 30, 2022:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022		500.0	$39.26
Granted		176.2	45.05
Outstanding at June 30, 2022	8.1	676.2	$40.77	$0.9
Exercisable at June 30, 2022	7.3	241.3	$35.87	$0.6
Unvested and expected to vest at June 30, 2022	8.5	412.0	$43.34	$0.4

Restricted Stock Units

The following table summarizes the Restricted Stock Unit activity under the Company’s plan for the year to date period ended June 30, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	420.5	$42.21
Granted	190.0	44.53
Vested	(91.1)	38.72
Canceled/Forfeited	(2.6)	44.80
Unvested at June 30, 2022	516.8	$43.66	$18.2

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Performance Share Awards

The following table summarizes the Performance Share Award activity under the Company’s plan for the year to date period ended June 30, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	286.5	$40.23
Granted	82.1	45.45
Vested	(125.9)	32.02
Unvested at June 30, 2022	242.7	$46.64	$8.6

See Note 12, Stockholders’ Equity, to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding stock-based compensation.

Share Repurchase Program

On April 26, 2022, our Board of Directors approved a share repurchase program authorizing the buyback of up to $300 million of the Company's common stock through December 31, 2024. There was no share repurchase activity during the quarter ended June 30, 2022.

14. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s acquisition of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The Company did not incur any costs as a result of the 2017 Altra Plan during the quarter and year to date period ended June 30, 2022. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $5 - $7 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the quarter and year to date period ended June 30, 2022, the Company incurred expenses of $0.5 million and $0.9 million, respectively, comprised mainly of severance costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2022 and June 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2022	$—	$0.5	$0.5
Restructuring expense incurred	—	0.4	0.4
Cash payments	—	(0.3)	(0.3)
Balance at March 31, 2022	$—	$0.6	$0.6
Restructuring expense incurred	—	0.5	0.5
Cash payments	—	(0.5)	(0.5)
Balance at June 30, 2022	—	0.6	0.6

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of the accrued restructuring costs between January 1, 2021 and June 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2021	$0.5	$1.8	$2.3
Restructuring expense incurred	—	0.9	0.9
Cash payments	(0.1)	(1.4)	(1.5)
Balance at March 31, 2021	$0.4	$1.3	$1.7
Restructuring expense incurred	—	0.8	0.8
Cash payments	(0.1)	(1.3)	(1.4)
Balance at June 30, 2021	0.3	0.8	1.1

The following is a reconciliation of restructuring expense by segment for the quarter ended June 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.1	$0.1
Automation & Specialty	—	0.4	0.4
Total restructuring expense	$—	$0.5	$0.5

The following is a reconciliation of restructuring expense by segment for the quarter ended June 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.4	$0.4
Automation & Specialty	—	0.4	0.4
Total restructuring expense	$—	$0.8	$0.8

The following is a reconciliation of restructuring expense by segment for the year to date period ended June 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.1	$0.1
Automation & Specialty	—	0.8	0.8
Total restructuring expense	$—	$0.9	$0.9

The following is a reconciliation of restructuring expense by segment for the year to date period ended June 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.0	$1.0
Automation & Specialty	—	0.7	0.7
Total restructuring expense	$—	$1.7	$1.7

The total accrued restructuring reserve as of June 30, 2022, relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Amounts in millions, unless otherwise noted

15. Segments, Concentrations and Geographic Information

Segments

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations. Our operations are organized in two reporting segments that are aligned with key product types and end markets served, Power Transmission Technologies (“PTT”) and Automation & Specialty (“A&S”):

•
Power Transmission Technologies - PTT. This segment included the following key product offerings as of June 30, 2022:
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
•
Automation & Specialty – A&S. This segment included the following key brands as of June 30, 2022:
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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Sales:
Power Transmission Technologies	$252.5	$237.6	$506.2	$458.6
Automation & Specialty	247.3	252.0	506.5	504.1
Inter-segment eliminations	(1.7)	(1.0)	(2.9)	(2.0)
Net sales	$498.1	$488.6	$1,009.8	$960.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$37.5	$33.6	$69.8	$61.4
Automation & Specialty (1)	32.1	37.4	67.7	78.8
Corporate expenses (2)	(5.4)	(4.7)	(5.3)	(7.9)
Restructuring costs	(0.5)	(0.8)	(0.9)	(1.7)
Income from operations	$63.7	$65.5	$131.3	$130.6
Other non-operating expense:
Net interest expense	11.8	16.5	23.1	33.4
Other non-operating income, net	(1.9)	(1.7)	(2.0)	(3.2)
Total non-operating expense	$9.9	$14.8	$21.1	$30.2
Income before income taxes	53.8	50.7	110.2	100.4
Provision for income taxes	27.5	9.9	39.1	20.4
Net income	$26.3	$40.8	$71.1	$80.0
(1)
The Company recorded non-cash impairment charges of $2.2 million and $8.3 million at the JVS reporting unit during the quarter and year to date periods ended June 30, 2022, respectively, related to the held for sale classification.
(2)
Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued):

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Depreciation and amortization:
Power Transmission Technologies	$7.1	$8.0	$14.5	$16.0
Automation & Specialty	16.0	22.3	32.2	44.3
Corporate	0.6	0.7	1.2	1.4
Total depreciation and amortization	$23.7	$31.0	$47.9	$61.7

	June 30, 2022	June 30, 2021
Total assets:
Power Transmission Technologies	$1,065.6	$1,070.5
Automation & Specialty	2,522.2	2,981.2
Corporate (3)	106.4	160.2
Total assets	$3,694.2	$4,211.9

(3)
Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
North America (primarily U.S.)	$280.8	$255.5	$572.1	$502.5
Europe excluding Germany	93.2	90.3	186.6	175.2
Germany	55.1	50.5	111.5	101.5
China	39.3	64.0	81.2	128.1
Asia and other excluding China	29.7	28.3	58.4	53.4
Total	$498.1	$488.6	$1,009.8	$960.7

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. During the first quarter of 2020, the Company terminated the cross-currency interest rate swaps. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. At June 30, 2022 and June 30, 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

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

During 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. In November 2021, the Company terminated the 2018 Credit Agreement. As a result of the decision to terminate the 2018 Credit Agreement, the remaining balance of the unrealized loss in AOCIL was immediately reclassified to “Interest expense, net” in the accompanying condensed consolidated statements of operations. The Company reclassified $2.3 million, net of $0.7 million of tax benefit, and $4.7 million, net of $1.4 million of tax benefit, of non-cash interest expense from AOCIL to earnings for the quarter and year to date periods ended June 30, 2021.

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of June 30, 2022 or December 31, 2021.

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

18. Subsequent Events

On July 25, 2022, the Company declared a dividend of $0.09 per share for the quarter ended September 30, 2022, payable on October 4, 2022 to stockholders of record as of September 16, 2022.

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

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC ("Nook"), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company's current portfolio of linear product offerings. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Automation & Specialty segment. The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was paid in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility (as defined below) in December 2021 to finance the transaction.

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

Business Outlook

Our future financial performance depends, in large part, on conditions in the markets that we serve and on conditions in the U.S., European, and global economies in general. In the quarter ended June 30, 2022, our team took actions to mitigate near-term supply chain, labor, and inflation headwinds. We delivered strong results highlighted by sales growth and a record-level backlog supported by strong incoming order rates.

During the quarter, our pricing and surcharge initiatives substantially offset the effects of rising inflation, helping us to maintain our margins. We also made progress with the integration of our Nook acquisition and we are on track to achieve targeted synergies. As previously announced, we closed on the JVS divestiture on April 8, 2022 and used proceeds from the sale to pay down debt and further reduce our leverage. We expect our efforts to lower our leverage to continue throughout the remainder of the year.

Although certain economic signals suggest increased uncertainty, we believe the underlying health of our business and our industry remains strong. We continue to experience demand and capital expenditure investment across many of our end markets. Looking ahead to balance of 2022, we will remain focused on leveraging the Altra Business System to drive organic growth initiatives, to manage our portfolio through disciplined mergers and acquisitions, to continue to integrate the Nook business, and to execute on our strategy to position Altra as a premier industrial company.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended June 30, 2022.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$498.1	$488.6	$1,009.8	$960.7
Cost of sales	324.9	312.7	656.3	613.1
Gross profit	173.2	175.9	353.5	347.6
Gross profit percentage	34.8%	36.0%	35.0%	36.2%
Selling, general and administrative expenses	90.8	93.5	179.4	183.3
Impairment charges	2.2	—	8.3	—
Research and development expenses	16.0	16.1	33.6	32.0
Restructuring costs	0.5	0.8	0.9	1.7
Income from operations	63.7	65.5	131.3	130.6
Interest expense, net	11.8	16.5	23.1	33.4
Other non-operating income, net	(1.9)	(1.7)	(2.0)	(3.2)
Income before income taxes	53.8	50.7	110.2	100.4
Provision for income taxes	27.5	9.9	39.1	20.4
Net income	$26.3	$40.8	$71.1	$80.0

Quarter Ended June 30, 2022 compared with Quarter Ended June 30, 2021

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Net sales	$498.1	$488.6	$9.5	1.9%

Net Sales The increase in net sales during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 was primarily due to strength across most end markets, especially the factory automation end market as well as the addition of approximately $12.6 million of sales from Nook. Price had a favorable impact on net sales of $17.0 million for the quarter ended June 30, 2022. The increase in net sales was partially offset by the divestiture of the JVS business, which was an unfavorable change of $45.2 million along with changes in foreign exchange, which had an unfavorable impact on net sales of $18.0 million for the quarter ended June 30, 2022.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Gross profit	$173.2	$175.9	$(2.7)	(1.5)%
Gross profit as a percent of sales	34.8%	36.0%

Gross Profit The decrease in gross profit as a percent of sales during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 was primarily due to increasing costs associated with logistics, supply chain and labor as well as the impact from surcharge revenue used to recover these costs with no associated margin. Changes in foreign exchange had an unfavorable impact of $7.4 million. Price had a favorable impact of $17.0 million for the quarter ended June 30, 2022.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Selling, general and administrative expense (“SG&A”)	$90.8	$93.5	$(2.7)	(2.9)%
SG&A as a percent of sales	18.2%	19.1%

Selling, general and administrative expenses The decrease in SG&A during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Changes in foreign exchange had an unfavorable impact on SG&A of approximately $3.5 million. This decrease was partially offset due to the inclusion of the SG&A expenses from Nook of $2.3 million.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Research and development expenses (“R&D”)	$16.0	$16.1	$(0.1)	(0.6)%

Research and development expense The decrease in research and development expenses for the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Foreign exchange had an unfavorable impact on R&D of $1.0 million. This decrease was partially offset due to the inclusion of the R&D expenses from Nook of approximately $0.3 million. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Restructuring costs	$0.5	$0.8	$(0.3)	(37.5)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $5 - $7 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the quarter ended June 30, 2022, we incurred expenses of $0.5 million comprised mainly of severance costs. We achieved savings of $0.6 million during the quarter ended June 30, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $5 - $7 million over the next two years. The cost savings for the quarter ended June 30, 2022 were recognized as reductions in SG&A and Cost of Sales of approximately $0.4 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Interest expense, net	$11.8	$16.5	$(4.7)	(28.5)%

Interest expense, net The decrease in interest expense during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 was primarily due to debt paydowns and the impact of our November 2021 refinancing. In addition, interest expense decreased during the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 because we recorded $3.0 million of non-cash interest expense related to the termination of the interest rate swap during the quarter ended June 30, 2021. Since the remaining balance of the unrealized loss from the termination of the interest rate swap was reclassified from accumulated other comprehensive income (loss) to interest expense in the fourth quarter of 2021 in connection with the refinancing, no non-cash interest expense related to the termination of the interest rate swap was recorded during the quarter ended June 30, 2022. We expect our interest expense in 2022 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Quarter Ended
	June 30, 2022	June 30, 2021	Change	%
Provision for income taxes	$27.5	$9.9	$17.6	177.8%
Provision for income taxes as a percent of income before income taxes	51.1%	19.5%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes increased for the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021 . The increase in the 2022 provision for income tax as a percent of income before income taxes is mainly due to an expense of $14.3 million related to the JVS divestiture recorded during the quarter ended June 30, 2022, and the impact of a higher annual effective tax rate in 2022 compared to 2021.

Year to Date Ended June 30, 2022 compared with Year to Date Ended June 30, 2021

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Net sales	$1,009.8	$960.7	$49.1	5.1%

Net Sales The increase in net sales during the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 was primarily due to strength across most end markets, especially the turf and garden and factory automation end markets as well as the addition of approximately $23.6 million of sales from Nook. Price had a favorable impact on net sales of $34.7 million for the year to date period ended June 30, 2022. The increase in net sales was partially offset by the divestiture of the JVS business, which was an unfavorable change of $61.8 million, along with changes in foreign exchange, which had an unfavorable impact on net sales of $26.7 million for the year to date period ended June 30, 2022.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Gross profit	$353.5	$347.6	$5.9	1.7%
Gross profit as a percent of sales	35.0%	36.2%

Gross Profit The decrease in gross profit as a percent of sales during the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 was primarily due to increasing costs associated with logistics, supply chain and labor as well as the impact from surcharge revenue used to recover these costs with no associated margin. Changes in foreign exchange had an unfavorable impact of $10.6 million. Price had a favorable impact of $34.7 million for the year to date period ended June 30, 2022.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Selling, general and administrative expense (“SG&A”)	$179.4	$183.3	$(3.9)	(2.1)%
SG&A as a percent of sales	17.8%	19.1%

Selling, general and administrative expenses The decrease in SG&A during the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Changes in foreign exchange had an unfavorable impact on SG&A of $5.6 million. This decrease was partially offset due to the inclusion of the SG&A expenses from Nook of $5.1 million.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Research and development expenses (“R&D”)	$33.6	$32.0	$1.6	5.0%

Research and development expense The increase in research and development expenses for the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 was primarily due to expenses returning that were deferred such as backfilling open positions, and the inclusion of R&D expenses from Nook of approximately $0.6 million. Foreign exchange had an unfavorable impact on R&D of $1.2 million. The increase in R&D expenses was partially offset by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Restructuring costs	$0.9	$1.7	$(0.8)	(47.1)%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $5 - $7 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the year to date period ended June 30, 2022, we incurred expenses of $0.9 million comprised mainly of severance costs. We achieved savings of $1.2 million during the year to date period period ended June 30, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $5 - $7 million over the next two years. The cost savings for the year to date period ended June 30, 2022 were recognized as reductions in SG&A and Cost of Sales of approximately $0.8 million and $0.4 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Interest expense, net	$23.1	$33.4	$(10.3)	(30.8)%

Interest expense, net The decrease in interest expense during the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 was primarily due debt to paydowns as well as the impact from our November 2021 refinancing. In addition, interest expense decreased during the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 because we recorded $6.1 million of non-cash interest expense related to the termination of the interest rate swap during the year to date period ended June 30, 2021. Since the remaining balance of the unrealized loss from the termination of the interest rate swap was reclassified from accumulated other comprehensive income (loss) to interest expense in the fourth quarter of 2021 in connection with the refinancing, no non-cash interest expense related to the termination of the interest rate swap was recorded during the year to date period ended June 30, 2022. We expect our interest expense in 2022 to continue to decrease as additional principal payments on our debt are made.

Amounts in millions, except percentage data	Year to Date Ended
	June 30, 2022	June 30, 2021	Change	%
Provision for income taxes	$39.1	$20.4	$18.7	91.7%
Provision for income taxes as a percent of income before income taxes	35.5%	20.3%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes increased for the year to date period ended June 30, 2022 when compared to the year to date period ended June 30, 2021 . The increase in the 2022 provision for income tax as a percent of income before income taxes is mainly due to an expense of $10.5 million related to the JVS divestiture recorded during the year to date period ended June 30, 2022 and the impact of a higher annual effective tax rate in 2022 compared to 2021.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Sales:
Power Transmission Technologies	$252.5	$237.6	$506.2	$458.6
Automation & Specialty	247.3	252.0	506.5	504.1
Inter-segment eliminations	(1.7)	(1.0)	(2.9)	(2.0)
Net sales	$498.1	$488.6	$1,009.8	$960.7
Income from operations:
Segment earnings:
Power Transmission Technologies	$37.5	$33.6	$69.8	$61.4
Automation & Specialty	32.1	37.4	67.7	78.8
Corporate expenses (1)	(5.4)	(4.7)	(5.3)	(7.9)
Restructuring costs	(0.5)	(0.8)	(0.9)	(1.7)
Income from operations	$63.7	$65.5	$131.3	$130.6
(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $252.5 million and $506.2 million for the quarter and year to date periods ended June 30, 2022, respectively. The increase of approximately $14.9 million or 6.3% and approximately $47.6 million or 10.4% from the quarter and year to date periods ended June 30, 2021, respectively, was primarily due to the broad based strength across most of our end markets, especially material handling, metals and mining, turf and garden and agriculture end markets. In addition, price had a favorable impact on net sales for the quarter and year to date periods ended June 30, 2022 of $13.2 million and $24.7 million, respectively. The increase in net sales was partially offset by changes in foreign exchange for the quarter and year to date periods ended June 30, 2022, which had an unfavorable impact on net sales of $10.2 million and $15.4 million, respectively. Income from operations for the quarter and year to date periods ended June 30, 2022 was $37.5 million, an increase of 11.6%, and $69.8 million, an increase of 13.7%, respectively, which was primarily driven by the increase in sales and partially offset by increasing costs from logistics, supply chain and labor.

Automation & Specialty

Net sales in the Automation & Specialty segment were $247.3 million and $506.5 million for the quarter and year to date periods ended June 30, 2022, respectively. Net sales decreased approximately $4.7 million, or 1.9%, and from the quarter ended June 30, 2021, and increased approximately $2.4 million, or 0.5%, from the year to date period ended June 30, 2021. Net sales decreased $45.2 million and $61.8 million during the quarter and year to date periods ended June 30, 2022, respectively, due to the sale of the JVS business in April 2022. The decrease in net sales was partially offset by continued strength in the factory automation end market and the inclusion of sales from the newly acquired Nook business, which were approximately $12.4 million and $23.6 million for the quarter and year to date periods ended June 30, 2022, respectively. Price and surcharges had a favorable impact on net sales of $26.8 million and $37.0 million for the quarter and year to date periods ended June 30, 2022, respectively. Foreign exchange had an unfavorable impact on net sales of $7.9 million and $11.4 million for the quarter and year to date periods ended June 30, 2022, respectively. Income from operations for the quarter and year to date periods ended June 30, 2022 was $32.1 million, a decrease of 14.2%, and $67.7 million, a decrease of 14.1%, respectively. The decrease in income from operations was primarily driven by the asset held for sale impairment charges of $2.2 million and $8.3 million, recorded during the quarter and year ended June 30, 2022, respectively, at the JVS reporting unit related to the held for sale classification.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Revolving Credit Facility (as defined herein). At June 30, 2022, we had the ability under the Revolving Credit Facility to borrow an additional $710.9 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, other post-employment benefits and dividends.

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

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 2.810% at June 30, 2022.

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

Borrowings

The following is a summary of our borrowings as of June 30, 2022 and June 30, 2021, respectively:

	Amounts in millions
	June 30, 2022	June 30, 2021
Debt:
Term loan A	$395.0	$—
Term loan B	—	980.0
Revolver	285.0	—
Notes	400.0	400.0
Mortgages and other	7.7	13.6
Finance leases	0.0	0.2
Total gross debt	$1,087.7	$1,393.8

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended June 30, 2022 and June 30, 2021, respectively:

	June 30, 2022	June 30, 2021	Change
Cash and cash equivalents at the beginning of the period	$246.1	$254.4	$(8.3)
Net cash provided by operating activities	7.2	100.1	(92.9)
Net cash provided by (used in) investing activities	290.1	(15.3)	305.4
Net cash used in financing activities	(340.0)	(57.4)	(282.6)
Effect of exchange rate changes on cash and cash equivalents	(10.5)	(4.0)	(6.5)
Cash and cash equivalents at the end of the period	$192.9	$277.8	$(84.9)

Cash Flows for 2022

Net cash provided by operating activities was approximately $7.2 million for the year to date period ended June 30, 2022, a decrease of approximately $92.9 million as compared to the prior year. The decrease in net cash provided was primarily due to unfavorable changes in inventories and trade receivables of approximately $77.5 million.

Net cash provided by investing activities for the year to date period ended June 30, 2022 increased approximately $305.4 million compared to the year to date period ended June 30, 2021, primarily due to cash received for the sale of the JVS business, partially offset by increased property, plant and equipment purchases.

Net cash used in financing activities for the year to date period ended June 30, 2022 as compared to the year to date period ended June 30, 2021 increased by $282.6 million, primarily due to increased debt paydowns of approximately $290.0 million when compared to the quarter ended June 30, 2021.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, for other post-retirement benefits funding and to pay dividends to our stockholders. As of June 30, 2022 we have approximately $142.0 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended June 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2021 are incorporated herein by reference. There have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Second Amended and Restated Bylaws of the Registrant

10.1(4)	Purchase and Sale Agreement, dated February 8, 2022, between Cummins Inc. and Altra Industrial Motion Corp.

10.2(5)	Amendment No. 1 to the Purchase and Sale Agreement, dated April 8, 2022, by and between Cummins Inc. and Altra Industrial Motion Corp.

10.3(5)

Release Letter, dated April 8, 2022,made by Altra Industrial Motion Corp. to Bank of Montreal under that certain Credit Agreement, dated as of November 17, 2021, by and among Altra Industrial Motion Corp, the designated subsidiary borrowers party thereto, the lenders party thereto and Bank of Montreal, as administrative agent, sustainability structuring agent and collateral agent.

10.4(5)

Supplement to Guarantee and Collateral Agreement, dated April 6, 2022, to the Guarantee and Collateral Agreement, dated November 17, 2021, by and among Altra Industrial Motion Corp., the Guarantors from time to time party thereto and Bank of Montreal, as collateral agent for the Secured Parties.

10.5(5)

Release of Patent Security Interest, dated April 8, 2022, by Bank of Montreal in favor of American Precision Industries, Inc., Inertia Dynamics, LLC, Jacobs Vehicle Systems, Inc., Kilian Manufacturing Corporation, Kollmorgen Corporation, TV Wood’s Incorporated, Thomson Industries, Inc., and Warner Electric, LLC.

10.6(5)	Patent Security Agreement, dated as of April 6, 2022, made by Nook Industries, LLC in favor of Bank of Montreal.

10.7(5)

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

10.8(5)	Trademark Security Agreement, dated as of April 6, 2022, made by Nook Industries, LLC in favor of Bank of Montreal.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

(3) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.

(4) Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

(5) Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

July 29, 2022	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
July 29, 2022	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Executive V.P., Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)