Form 10-Q
period 2022-09-30
Altra Industrial Motion Corp.
filed 2022-11-03
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, there were 65,169,434 outstanding shares of the registrant’s common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Balance Sheets

Amounts in millions, except share amounts

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198.2	$246.1
Trade receivables, less allowance for credit losses of $4.2 and $4.1 million at September 30, 2022 and December 31, 2021, respectively	245.7	224.5
Inventories	323.6	267.8
Income tax receivable	33.8	11.7
Assets held for sale	—	377.3
Prepaid expenses and other current assets	39.6	40.4
Total current assets	840.9	1,167.8
Property, plant and equipment, net	263.8	275.8
Goodwill	1,491.3	1,564.0
Intangible assets, net	963.2	1,057.2
Deferred income taxes	1.1	2.3
Other non-current assets	17.3	13.5
Operating lease right of use assets	40.3	50.0
Total assets	$3,617.9	$4,130.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.6	$173.3
Accrued payroll	68.6	81.8
Accruals and other current liabilities	87.7	77.0
Income tax payable	5.4	6.0
Current portion of long-term debt	18.0	11.1
Liabilities held for sale	—	53.0
Operating lease liabilities	12.7	14.3
Total current liabilities	367.0	416.5
Long-term debt, net of current portion	1,038.2	1,401.0
Deferred income taxes	244.0	250.5
Pension liabilities	26.0	29.9
Long-term taxes payable	1.7	2.7
Other long-term liabilities	6.2	7.3
Operating lease liabilities, net of current portion	29.3	37.6

Stockholders’ equity:
Common stock ($0.001 par value per share, 120,000,000 shares authorized, 65,169,164 and 64,923,539 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	0.1	0.1
Additional paid-in capital	1,724.4	1,718.4
Retained earnings	365.3	277.6
Accumulated other comprehensive loss	(184.3)	(11.0)
Total stockholders’ equity	1,905.5	1,985.1
Total liabilities and stockholders’ equity	$3,617.9	$4,130.6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Operations

Amounts in millions, except per share data

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$466.3	$469.3	$1,476.1	$1,430.0
Cost of sales	297.6	299.4	953.9	912.5
Gross profit	168.7	169.9	522.2	517.5
Operating expenses:
Selling, general and administrative expenses	88.3	91.9	267.7	275.2
Impairment charges	3.0	—	11.3	—
Research and development expenses	15.0	15.5	48.6	47.5
Restructuring costs	3.9	0.7	4.8	2.4
	110.2	108.1	332.4	325.1
Income from operations	58.5	61.8	189.8	192.4
Other non-operating (income) and expense:
Interest expense, net	13.7	16.1	36.8	49.5
Other non-operating (income) expense, net	(0.7)	0.1	(2.7)	(3.1)
	13.0	16.2	34.1	46.4
Income before income taxes	45.5	45.6	155.7	146.0
Provision for income taxes	11.9	10.2	51.0	30.6
Net income	$33.6	$35.4	$104.7	$115.4
Weighted average shares, basic	65.1	64.9	65.0	64.8
Weighted average shares, diluted	65.3	65.5	65.3	65.4
Net income per share:
Basic	$0.52	$0.55	$1.61	$1.78
Diluted	$0.51	$0.54	$1.60	$1.76
Cash dividend declared per share	$0.09	$0.08	$0.26	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Amounts in millions

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$33.6	$35.4	$104.7	$115.4
Other comprehensive income (loss):
Reclassification of interest rate swap, net of tax	—	2.2	—	6.9
Pension liability adjustment, net of tax	—	0.4	—	1.6
Amortization of actuarial gain (losses), net of tax	0.5	0.1	0.1	0.2
Foreign currency translation adjustment	(69.0)	(22.3)	(173.4)	(45.7)
Total other comprehensive loss:	(68.5)	(19.6)	(173.3)	(37.0)
Comprehensive (loss) income	$(34.9)	$15.8	$(68.6)	$78.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Cash Flows

Amounts in millions

	Year to Date Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$104.7	$115.4
Adjustments to reconcile net income to net operating cash flows:
Depreciation	29.6	39.4
Amortization of intangible assets	41.4	52.9
Amortization of deferred financing costs	0.8	3.5
Gain on foreign currency, net	(2.2)	(0.0)
Accretion of debt discount	0.1	0.4
Non-cash amortization of interest rate swap expense	—	9.0
Loss on debt redemption	0.1	—
Impairment charges	11.3	—
Unrealized gain on investment in MTEK Industry AB	(0.7)	—
Gain on disposal and other	(0.3)	(0.6)
Expense for deferred taxes	8.1	—
Stock-based compensation	12.1	11.0
Amortization of inventory fair value adjustment	2.4	—
Changes in assets and liabilities:
Trade receivables, net	(48.3)	(14.2)
Inventories	(72.4)	(50.2)
Accounts payable and accrued liabilities	25.7	32.7
Other current assets and liabilities	(29.1)	(26.2)
Other operating assets and liabilities	(3.2)	(3.0)
JVS transaction costs paid	(7.6)	—
Net cash provided by operating activities	72.5	170.1
Cash flows from investing activities
Purchase of property, plant and equipment	(42.7)	(25.6)
Proceeds from sale of building	—	2.2
Proceeds from sale of JVS business	325.9	—
Investment in MTEK Industry AB	(4.6)	—
Nook Industries acquisition purchase price adjustment	(0.1)	—
Net cash provided by (used in) investing activities	278.5	(23.4)
Cash flows from financing activities
Payments on Revolving Credit Facility	(345.0)	—
Borrowings on Revolving Credit Facility	15.0	—
Payments on Term Loan B Facility	—	(120.0)
Payments on Term Loan A Facility	(7.5)	—
Repurchase of Notes	(16.4)	—
Dividend payments	(16.4)	(13.1)
Net payments on financing leases, mortgages, and other obligations	(0.7)	(2.5)
Net proceeds from China debt	—	2.1
Proceeds from issuance of common stock upon exercise of options	—	2.2
Shares surrendered for tax withholding	(6.1)	(5.5)
Net cash used in financing activities	(377.1)	(136.8)
Effect of exchange rate changes on cash and cash equivalents	(21.8)	(7.5)
Net change in cash and cash equivalents	(47.9)	2.4
Cash and cash equivalents at beginning of period	246.1	254.4
Cash and cash equivalents at end of period	$198.2	$256.8
Cash paid during the period for:
Interest paid on borrowings	$30.3	$30.8
Income taxes paid	$71.7	$59.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	$0.1	64.9	$1,718.4	$277.6	$(11.0)	$1,985.1
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.3	6.0	—	—	6.0
Net income	—	—	—	104.7	—	104.7
Dividends declared, $0.26 per share	—	—	—	(17.0)	—	(17.0)
Total comprehensive loss, net of tax	—	—	—	—	(173.3)	(173.3)
Balance at September 30, 2022	$0.1	65.2	$1,724.4	$365.3	$(184.3)	$1,905.5

Balance at July 1, 2022	$0.1	65.1	$1,722.5	$337.5	$(115.8)	$1,944.3
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	1.9	—	—	1.9
Net income	—	—	—	33.6	—	33.6
Dividends declared, $0.09 per share	—	—	—	(5.8)	—	(5.8)
Total comprehensive loss, net of tax	—	—	—	—	(68.5)	(68.5)
Balance at September 30, 2022	$0.1	65.2	$1,724.4	$365.3	$(184.3)	$1,905.5

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Condensed Consolidated Statements of Stockholders’ Equity

Amounts in millions

(Unaudited)

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	0.1	5.5	—	—	5.5
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	115.4	—	115.4
Dividends declared, $0.22 per share	—	—	—	(14.4)	—	(14.4)
Total comprehensive loss, net of tax	—	—	—	—	(37.0)	(37.0)
Balance at September 30, 2021	$0.1	$64.9	$1,713.7	$370.5	$(15.9)	$2,068.4

Balance at July 1, 2021	$0.1	64.9	$1,712.6	$340.3	$3.7	$2,056.7
Stock-based compensation and vesting of restricted stock, net of withholdings	—	—	1.1	—	—	1.1
Net income	—	—	—	35.4	—	35.4
Dividends declared, $0.08 per share	—	—	—	(5.2)	—	(5.2)
Total comprehensive loss, net of tax	—	—	—	—	(19.6)	(19.6)
Balance at September 30, 2021	$0.1	64.9	$1,713.7	$370.5	$(15.9)	$2,068.4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”, “Altra”, “we”, or “our”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 16 countries. As of September 30, 2022, Altra’s leading brands included Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nook Industries, Nuttall Gear, Portescap, Stieber Clutch, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

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

3. Recent Accounting Standards

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides relief from certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The relief provided by this ASU is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company evaluated the optional relief guidance provided within this ASU and does not expect it to have a material impact because the Company’s financial instruments potentially affected by this standard include language allowing for a rate other than LIBOR to be applied upon transition.

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

4. Acquisitions and Divestitures

Nook Industries Acquisition

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC (“Nook”), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company’s current portfolio of linear product offerings. The acquisition was accounted for as a business combination using the acquisition method of accounting and the results have been integrated into the Company's Automation & Specialty (“A&S”) segment.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was recorded in accruals and other current liabilities at December 31, 2021 and was paid in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility in December 2021 to finance the transaction.

The fair value of all the acquired identifiable assets and liabilities summarized below are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is deductible for income tax purposes. The Company recorded certain measurement period adjustments during the quarter and year to date period ended September 30, 2022 in the amount of $0.5 million and $0.1 million, respectively, related to changes in working capital, inventory, property, plant and equipment and accrued expenses. The purchase price allocation below includes such adjustments:

At Acquisition Date (As Adjusted)
Total cash consideration	$129.9
Purchase price holdback	8.2
Fair value of consideration transferred	138.1

Recognized identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.1
Receivables	3.7
Inventory	10.5
Prepaids and other current assets	0.4
Property, plant and equipment	12.6
Deferred tax asset	0.9
Other non-current assets	5.0
Intangibles	55.1
Accounts payable	(2.9)
Accrued payroll	(0.7)
Accrued expenses and other current liabilities	(2.5)
Other long term liability	(4.6)
Total identifiable net assets acquired	82.6
Goodwill	$55.5

Intangible assets acquired consist of:
Customer relationships	$54.0
Trade name	1.1
Total intangible assets	$55.1

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended September 30, 2021 as if the Company had acquired Nook on January 1, 2021. The pro forma information contains the actual operating results of the Company and the Nook business, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation based on the fair value of fixed assets; (ii) additional expense as a result of the estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with the borrowings used to finance the acquisition and (iv) inventory fair value adjustment. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period or that may be obtained in the future.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Pro forma (unaudited)
	Quarter Ended September 30, 2021	Year to Date Ended September 30, 2021
Total revenues	$480.8	$1,460.2
Net income	35.2	111.8
Basic earnings per share	$0.54	$1.72
Diluted earnings per share	$0.54	$1.71

Jacobs Vehicle Systems (“JVS”) Divestiture

In the fourth quarter of 2021, the Company committed to a plan to sell our JVS business within our A&S reporting segment in an effort to exit the heavy-duty trucks industry. On February 8, 2022, the Company entered into a purchase and sale agreement with Cummins Inc. (the “Buyer”) for $325.0 million in cash subject to customary adjustments, and on April 8, 2022, the Company completed the sale. Transaction costs related to the divestiture totaled approximately $9.4 million. The Company received net cash consideration of approximately $325.9 million, which remains subject to customary purchase price adjustments. The Company determined the criteria to be classified as held for sale were met and the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from December 31, 2021 until the transaction was completed on April 8, 2022. The Company determined that the disposal group classified as held for sale did not meet the criteria for classification as discontinued operations as the disposal was not considered a strategic shift that had a major effect on the Company’s operations and financial results. The JVS business was not a significant disposal based on the Company’s quantitative and qualitative evaluation.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, the Company recorded a non-cash goodwill impairment charge of $60.0 million reflected in the fourth quarter of 2021 as the sale was considered to be a triggering event to evaluate goodwill impairment for the JVS reporting unit. Additionally, the Company recorded an asset held for sale impairment charge of $82.4 million, for a total impairment charge of $142.4 million in 2021. The Company recorded additional asset held for sale impairment charges of $8.3 million during the year to date period ended September 30, 2022.

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

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Power Transmission Technologies	$239.3	$232.5	$745.5	$691.1
Automation & Specialty	228.6	237.8	735.1	741.9
Inter-segment eliminations	(1.6)	(1.0)	(4.5)	(3.0)
Total net sales	$466.3	$469.3	$1,476.1	$1,430.0

Net sales by geographic region based on point of shipment origin are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
North America (primarily U.S.)	$277.7	$256.1	$849.8	$758.6
Europe excluding Germany	75.4	83.9	262.0	259.1
Germany	51.0	50.0	162.5	151.5
China	33.0	48.8	114.2	176.9
Asia and other excluding China	29.2	30.5	87.6	83.9
Total net sales	$466.3	$469.3	$1,476.1	$1,430.0

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The Company had inconsequential contract assets for the year to date periods ended September 30, 2022 and September 30, 2021, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended September 30, 2022 and September 30, 2021 are as follows:

	Year to Date Ended
	September 30, 2022	September 30, 2021
Beginning balance	$13.5	$10.3
Closing balance	15.1	14.3
Increase	$1.6	$4.0

In the nine-month period ended September 30, 2022, substantially all outstanding revenue has been recognized related to contract liabilities outstanding at January 1, 2022.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Term Loan Facility and the Revolving Credit Facility (both as defined herein). As of September 30, 2022, the carrying amount of the Term Loan Facility was $392.5 million and the carrying amount of the Revolving Credit Facility was $275.0 million, each approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates. The carrying amount of the Notes (as defined herein) was $383.7 million and the estimated fair value of the Notes was $375.1 million at September 30, 2022. The Notes are classified as Level 2.

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

During the quarter ended September 30, 2022, the company recorded an impairment of $3.0 million related to a building expected to be sold upon the closing of its facility in Dessau, Germany. The Company estimated the fair value of the building based on appraisals and sales prices of like properties (Level 2). The net book value of the building is classified as an asset held for sale as part of “Prepaid expenses and Other current assets” in the consolidated balance sheet, as the Company expects it to be sold within the next twelve months.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

In December 2020 and May 2022, the Company invested approximately $5.0 million and $4.6 million, respectively, for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investments do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investments at their cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. These investments are considered Level 3 assets based on the lack of observable inputs and are classified within other non-current assets in the consolidated balance sheets. The Company monitors its equity investment in MTEK for indicators of impairments or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. During the quarter ended June 30, 2022, the Company reassessed the value of its December 2020 investment and recognized a $0.7 million unrealized holding gain as a result of an observable price change from the additional investment made in May 2022. As of September 30, 2022, there were no other indicators that support an adjustment to MTEK’s carrying value.

7. Changes in Accumulated Other Comprehensive Income/(Loss) by Component

The following is a reconciliation of changes in accumulated other comprehensive income/(loss) by component for the periods presented:

	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, July 1, 2022	$(0.2)	$(115.6)	$(115.8)
Amortization of actuarial gain (losses), net of tax	0.5	—	0.5
Foreign currency translation adjustments, net of tax	—	(69.0)	(69.0)
Net current-period other comprehensive loss	0.5	(69.0)	(68.5)
Accumulated other comprehensive income (loss) by component, September 30, 2022	$0.3	$(184.6)	$(184.3)

	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive Income (Loss) by Component, January 1, 2022	$0.2	$(11.2)	$(11.0)
Amortization of actuarial gain (losses), net of tax	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	(173.4)	(173.4)
Net current-period Other Comprehensive Income (Loss)	0.1	(173.4)	(173.3)
Accumulated Other Comprehensive Income (Loss) by Component, September 30, 2022	$0.3	$(184.6)	$(184.3)

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) by component, July 1, 2021	$(16.8)	$(2.4)	$22.9	$3.7
Reclassification of interest rate swap to income, net of tax	2.2	—	—	2.2
Pension adjustments, net of tax	—	0.4	—	0.4
Amortization of actuarial gain (losses), net of tax	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	(22.3)	(22.3)
Net current-period other comprehensive income (loss)	2.2	0.5	(22.3)	(19.6)
Accumulated other comprehensive income (loss) by component, September 30, 2021	$(14.6)	$(1.9)	$0.6	$(15.9)

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated Other Comprehensive (Loss) by Component, January 1, 2021	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	6.9	—	—	6.9
Pension adjustments, net of tax	—	1.6	—	1.6
Amortization of actuarial gain (losses), net of tax	—	0.2	—	0.2
Foreign currency translation adjustments, net of tax	—	—	(45.7)	(45.7)
Net current-period Other Comprehensive Income (Loss)	6.9	1.8	(45.7)	(37.0)
Accumulated Other Comprehensive Loss by Component, September 30, 2021	$(14.6)	$(1.9)	$0.6	$(15.9)

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of basic to diluted net income per share:

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$33.6	$35.4	$104.7	$115.4
Shares used in net income per common share - basic	65.1	64.9	65.0	64.8
Effect of dilutive shares	0.2	0.6	0.3	0.6
Shares used in net income per common share - diluted	65.3	65.5	65.3	65.4
Earnings per share:
Basic	$0.52	$0.55	$1.61	$1.78
Diluted	$0.51	$0.54	$1.60	$1.76

9. Inventories

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$167.3	$124.1
Work in process	29.9	26.7
Finished goods	126.4	117.0
	$323.6	$267.8

10. Goodwill and Intangible Assets

The Company conducts an annual impairment review of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, unless events occur which trigger the need for an interim impairment review. There were no triggering events during the quarter ended September 30, 2022. The 2021 annual goodwill impairment review indicated that the Thomson reporting unit’s fair value exceeded its carrying value by less than 10%. All other reporting units had fair values that exceeded their carrying value by 10% or more.

Changes in goodwill from January 1, 2022 through September 30, 2022 were as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$442.8	$1,352.1	$1,794.9
Accumulated impairment loss	(31.8)	(199.1)	(230.9)
Balance January 1, 2022	$411.0	$1,153.0	$1,564.0
Measurement period adjustments related to the Nook acquisition	—	(0.1)	(0.1)
Impact of changes in foreign currency	(17.1)	(55.5)	(72.6)
Goodwill balance September 30, 2022	$393.9	$1,097.4	$1,491.3

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Other intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$198.2	$0.2	$198.0	$212.2	$—	$212.2
Intangible assets subject to amortization:
Customer relationships	907.1	223.3	683.8	960.2	206.4	753.8
Product technology and patents	141.4	60.0	81.4	141.4	50.2	91.2
Total intangible assets	$1,246.7	$283.5	$963.2	$1,313.8	$256.6	$1,057.2

(1) While the majority of the Company's tradenames are considered indefinite lived intangible assets, tradenames acquired through the acquisition of Nook are subject to amortization. The net book value of Nook’s tradename was approximately $0.9 million as of September 30, 2022.

The Company recorded $13.6 million and $17.6 million of amortization expense in the quarters ended September 30, 2022 and 2021, respectively; and recorded $41.4 million and $52.9 million of amortization expense in the year to date periods ended September 30, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets is approximately $13.1 million for the remainder of 2022, $52.3 million in 2023, $51.9 million in 2024, $51.7 million in 2025, $50.8 million in 2026 and $546.3 million thereafter.

11. Warranty Costs

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

Changes in the carrying amount of accrued product warranty costs for each of the year to date periods ended September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Balance at beginning of period	$8.3	$9.6
Accrued current period warranty expense	1.7	2.7
Payments and adjustments	(1.8)	(2.0)
Balance at end of period	$8.2	$10.3

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

12. Debt

Outstanding debt obligations at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Debt:
Term loan	$392.5	$400.0
Revolver	275.0	605.0
Notes	383.7	400.0
Mortgages and other	6.8	9.2
Finance leases	0.1	0.1
Total gross debt	1,058.1	1,414.3
Less: debt discount and deferred financing costs	(1.9)	(2.2)
Total debt, net of debt discount and deferred financing costs	1,056.2	1,412.1
Less: current portion of long-term debt	(18.0)	(11.1)
Total long-term debt	$1,038.2	$1,401.0

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

The stated maturity date of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount on the Term Loan Facility. The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 3.899% at September 30, 2022.

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

As of September 30, 2022, the Company had $667.5 million outstanding on the Credit Agreement. As of September 30, 2022 and December 31, 2021, the Company had $4.1 million and $4.8 million in letters of credit outstanding, respectively. The Company had $720.9 million available to borrow under the Credit Facilities at September 30, 2022, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

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

During the quarter ended September 30, 2022, the Company repurchased in the open market approximately $16.3 million aggregate principal amount of its Notes and paid approximately $16.4 million, including an early termination premium of approximately $0.1 million, which was recorded within Other non-operating (income) and expense in the Consolidated Statement of Operations.

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

Financing Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.1 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively. Finance lease right of use assets are included in property, plant and equipment with the related amortization recorded as depreciation expense. Finance lease liabilities are included in current and non-current other liabilities on the Company’s consolidated balance sheets.

13. Stockholders’ Equity

Common Stock

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 90.0 million shares to 120.0 million shares. As of September 30, 2022 and December 31, 2021, there were 65,169,164 and 64,923,539 shares of common stock issued and outstanding, respectively.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10.0 million shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at September 30, 2022 or December 31, 2021.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The 2014 Plan provides for various forms of stock-based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the remaining total number of shares of common stock available for delivery pursuant to the grant of awards was 3.8 million as of September 30, 2022.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified performance criteria. Compensation expense recorded (in selling, general and administrative expense) during the quarters ended September 30, 2022 and 2021 was $3.9 million and $3.5 million, respectively. Compensation expense recorded (in selling, general and administrative expense) during the year to date periods ended September 30, 2022 and 2021 was $12.1 million and $11.0 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $23.2 million as of September 30, 2022, and will be recognized over a weighted average remaining period of three years subject to the closing of the Merger with Regal Rexnord. Refer to Footnote 18 for further information on the Merger.

Stock Options

The following table summarizes the stock option activity under the Company’s plan for the year to date period ended September 30, 2022:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022		500.0	$39.26
Granted		176.2	45.05
Outstanding at September 30, 2022	7.8	676.2	$40.77	$0.5
Exercisable at September 30, 2022	7.3	415.0	$37.53	$0.5
Unvested and expected to vest at September 30, 2022	8.6	242.2	$45.86	$0.1

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Restricted Stock Units

The following table summarizes the Restricted Stock Unit activity under the Company’s plan for the year to date period ended September 30, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	420.5	$42.21
Granted	229.9	44.38
Vested	(211.9)	40.33
Canceled/Forfeited	(55.9)	45.92
Unvested at September 30, 2022	382.6	$44.11	$12.9

Performance Share Awards

The following table summarizes the Performance Share Award activity under the Company’s plan for the year to date period ended September 30, 2022:

	Shares (In thousands)	Weighted- average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	286.5	$40.23
Granted	82.7	45.45
Vested	(125.9)	32.02
Unvested at September 30, 2022	243.3	$46.64	$8.2

See Note 12, Stockholders’ Equity, to the audited consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding stock-based compensation.

Share Repurchase Program

On April 26, 2022, our Board of Directors approved a share repurchase program authorizing the buyback of up to $300 million of the Company’s common stock through December 31, 2024. There was no share repurchase activity during the quarter ended September 30, 2022.

14. Restructuring Costs

From time to time, the Company has initiated various restructuring programs and incurred severance and other restructuring costs.

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s acquisition of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The Company did not incur any costs as a result of the 2017 Altra Plan during the quarter and year to date period ended September 30, 2022. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. Subject to the closing of the Merger with Regal Rexnord, the Company expects to incur an additional $1.0 - $2.0 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. Refer to Footnote 18 for further information on the Merger. During the quarter and year to date period ended September 30, 2022, the Company incurred expenses of $3.9 million and $4.8 million, respectively, comprised mainly of severance costs.

The following is a reconciliation of the accrued restructuring costs between January 1, 2022 and September 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2022	$—	$0.5	$0.5
Restructuring expense incurred	—	0.4	0.4
Cash payments	—	(0.3)	(0.3)
Balance at March 31, 2022	$—	$0.6	$0.6
Restructuring expense incurred	—	0.5	0.5
Cash payments	—	(0.5)	(0.5)
Balance at June 30, 2022	—	0.6	0.6
Restructuring expense incurred	—	3.9	3.9
Cash payments	—	(0.5)	(0.5)
Balance at September 30, 2022	$—	$4.0	$4.0

The following is a reconciliation of the accrued restructuring costs between January 1, 2021 and September 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2021	$0.5	$1.8	$2.3
Restructuring expense incurred	—	0.9	0.9
Cash payments	(0.1)	(1.4)	(1.5)
Balance at March 31, 2021	$0.4	$1.3	$1.7
Restructuring expense incurred	—	0.8	0.8
Cash payments	(0.1)	(1.3)	(1.4)
Balance at June 30, 2021	0.3	0.8	1.1
Restructuring expense incurred	—	0.7	0.7
Cash payments	(0.1)	(1.1)	(1.2)
Balance at September 30, 2021	$0.2	$0.4	$0.6

The following is a reconciliation of restructuring expense by segment for the quarter ended September 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$3.9	$3.9
Automation & Specialty	—	—	—
Total restructuring expense	$—	$3.9	$3.9

The following is a reconciliation of restructuring expense by segment for the quarter ended September 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$0.4	$0.4
Automation & Specialty	—	0.3	0.3
Total restructuring expense	$—	$0.7	$0.7

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2022:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$4.1	$4.1
Automation & Specialty	—	0.7	0.7
Total restructuring expense	$—	$4.8	$4.8

The following is a reconciliation of restructuring expense by segment for the year to date period ended September 30, 2021:

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.4	$1.4
Automation & Specialty	—	1.0	1.0
Total restructuring expense	$—	$2.4	$2.4

The total accrued restructuring reserve as of September 30, 2022, relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

15. Segments, Concentrations and Geographic Information

Segments

The internal reporting structure used by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer, and he evaluates operations and allocates resources based on a measure of income from operations. Our operations are organized in two reporting segments that are aligned with key product types and end markets served, Power Transmission Technologies (“PTT”) and Automation & Specialty (“A&S”):

•
Power Transmission Technologies - PTT. This segment included the following key product offerings as of September 30, 2022:
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
•
Automation & Specialty – A&S. This segment included the following key brands as of September 30, 2022:
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

Segment financial information and a reconciliation of segment results to unaudited condensed consolidated results are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Sales:
Power Transmission Technologies	$239.3	$232.5	$745.5	$691.1
Automation & Specialty	228.6	237.8	735.1	741.9
Inter-segment eliminations	(1.6)	(1.0)	(4.5)	(3.0)
Net sales	$466.3	$469.3	$1,476.1	$1,430.0
Income from operations:
Segment earnings:
Power Transmission Technologies (1)	$34.3	$36.5	$104.1	$97.9
Automation & Specialty (2)	33.5	30.6	101.2	109.4
Corporate expenses (3)	(5.4)	(4.6)	(10.7)	(12.5)
Restructuring costs	(3.9)	(0.7)	(4.8)	(2.4)
Income from operations	$58.5	$61.8	$189.8	$192.4
Other non-operating expense:
Net interest expense	13.7	16.1	36.8	49.5
Other non-operating (income) expense, net	(0.7)	0.1	(2.7)	(3.1)
Total non-operating expense	$13.0	$16.2	$34.1	$46.4
Income before income taxes	45.5	45.6	155.7	146.0
Provision for income taxes	11.9	10.2	51.0	30.6
Net income	$33.6	$35.4	$104.7	$115.4
(1)
The Company recorded a non-cash impairment charge of $3.0 million related to a building expected to be sold upon the closing of its facility in Dessau, Germany during the quarter ended September 30, 2022. The asset held for sale is part of “Prepaid expenses and Other current assets” in the consolidated balance sheet.
(2)
The Company recorded a non-cash impairment charge of $8.3 million at the JVS reporting unit during the year to date period ended September 30, 2022 related to the held for sale classification.
(3)
Certain expenses are maintained at the corporate level and are not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

Selected information by segment (continued):

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Depreciation and amortization:
Power Transmission Technologies	$6.8	$7.8	$21.3	$23.8
Automation & Specialty	15.7	22.2	47.9	66.5
Corporate	0.6	0.6	1.8	2.0
Total depreciation and amortization	$23.1	$30.6	$71.0	$92.3

	September 30, 2022	September 30, 2021
Total assets:
Power Transmission Technologies	$1,039.2	$1,064.3
Automation & Specialty	2,462.7	2,962.8
Corporate (4)	116.0	134.1
Total assets	$3,617.9	$4,161.2

(4)
Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
North America (primarily U.S.)	$277.7	$256.1	$849.8	$758.6
Europe excluding Germany	75.4	83.9	262.0	259.1
Germany	51.0	50.0	162.5	151.5
China	33.0	48.8	114.2	176.9
Asia and other excluding China	29.2	30.5	87.6	83.9
Total	$466.3	$469.3	$1,476.1	$1,430.0

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. During the first quarter of 2020, the Company terminated the cross-currency interest rate swaps. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. At September 30, 2022 and September 30, 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

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

During 2020, the Company terminated the interest rate swap agreement. The Company paid the cash value of the interest rate swaps of approximately $34.7 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $0.1 million in net interest expense, and paid termination fees of approximately $0.1 million. In November 2021, the Company terminated the 2018 Credit Agreement. As a result of the decision to terminate the 2018 Credit Agreement, the remaining balance of the unrealized loss in AOCIL was immediately reclassified to “Interest expense, net” in the accompanying condensed consolidated statements of operations. The Company reclassified $2.2 million, net of $0.7 million of tax benefit, and $6.9 million, net of $2.1 million of tax benefit, of non-cash interest expense from AOCIL to earnings for the quarter and year to date periods ended September 30, 2021, respectively.

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

There were no material amounts accrued in the accompanying unaudited condensed consolidated balance sheets for potential litigation as of September 30, 2022 or December 31, 2021.

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

ALTRA INDUSTRIAL MOTION CORP.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Amounts in millions, unless otherwise noted

18. Subsequent Events

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regal Rexnord Corporation, a Wisconsin corporation (“Parent”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Under the Merger Agreement, at the closing of the Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Parent, Merger Sub or any other subsidiary of Parent, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL and (iii) Company Restricted Shares (as defined in the Merger Agreement) will be converted into the right to receive $62.00 in cash, without interest and subject to any required withholding of taxes. The Board of Directors of the Company has unanimously approved the Merger Agreement and has recommended that the stockholders of the Company adopt the Merger Agreement. The consummation of the Merger is subject to customary closing conditions and is expected to close in the first half of 2023. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $100 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified antitrust related circumstances, Parent will be required to pay us a “reverse termination fee” of $200 million.

On November 1, 2022, the Company declared a dividend of $0.09 per share for the quarter ended December 31, 2022, payable on January 3, 2023 to stockholders of record as of December 16, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, expected leverage levels, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. In addition, all statements regarding the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition, as well as other statements that are not strictly historic in nature are forward looking. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect” “forecast,” “intend,” “plan,” “may,” “project,” “should,” “will,” “would,” and similar expressions or variations. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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
•
the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the proposed merger with Regal Rexnord Corporation (the “Merger”), the Nook acquisition and the combination (the “Fortive Transaction”) of the Company with four operating companies from Fortive Corporation’s (“Fortive”) Automation & Specialty platform (excluding Fortive’s Hengstler and Dynapar businesses);
•
risks related to the Merger diverting management’s attention from the Company’s ongoing business operations;
•
the effect of the announcement or pendency of the Merger on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, its ability to respond effectively to competitive pressures, industry developments and future business opportunities, or its operating results and business generally;
•
the risks associated with the Company’s ability to successfully divest or otherwise dispose of businesses that that are deemed not to fit with our strategic plan or are not achieving the desired return on investment;
•
the Company’s debt and access to capital, credit ratings, indebtedness, and ability to raise additional capital and operate under the terms of the Company’s debt obligations;
•
restrictions relating to the tax free treatment of the Fortive Transaction; and

•
other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

The following discussion of the financial condition and results of operations of Altra Industrial Motion Corp. and its subsidiaries should be read together with (1) the unaudited condensed consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements of Altra Industrial Motion Corp. and its subsidiaries and the related notes and management’s discussion and analysis of financial conditions and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context requires otherwise, the terms “Altra,” “Altra Industrial Motion Corp.,” “the Company,” “we,” “us,” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries. Throughout the following discussion, any statements relating to the expectations of the Company regarding future payments or expenses are presented without giving effect to a potential closing of the Merger. Refer to Note 18 for further information on the Merger.

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

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC (“Nook”), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company’s current portfolio of linear product offerings. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Automation & Specialty segment. The aggregate purchase price of approximately $138.5 million, inclusive of certain post-closing adjustments but subject to others, consisted of $125.2 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was paid in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility (as defined below) in December 2021 to finance the transaction.

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

The Merger

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regal Rexnord Corporation, a Wisconsin corporation (“Parent”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Under the Merger Agreement, at the closing of the Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Parent, Merger Sub or any other subsidiary of Parent, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL and (iii) Company Restricted Shares (as defined in the Merger Agreement) will be converted into the right to receive $62.00 in cash, without interest and subject to any required withholding of taxes. The Board of Directors of the Company has unanimously approved the Merger Agreement and has recommended that the stockholders of the Company adopt the Merger Agreement. The consummation of the Merger is subject to customary closing conditions and is expected to close in the first half of 2023. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $100 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified antitrust related circumstances, Parent will be required to pay us a “reverse termination fee” of $200 million.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in the identification or application of the Company’s critical accounting policies during the quarter ended September 30, 2022.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Interim Financial Statements, Note 3 – Recent Accounting Standards.

Results of Operations

(Amounts in millions, unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$466.3	$469.3	$1,476.1	$1,430.0
Cost of sales	297.6	299.4	953.9	912.5
Gross profit	168.7	169.9	522.2	517.5
Gross profit percentage	36.2%	36.2%	35.4%	36.2%
Selling, general and administrative expenses	88.3	91.9	267.7	275.2
Impairment charges	3.0	—	11.3	—
Research and development expenses	15.0	15.5	48.6	47.5
Restructuring costs	3.9	0.7	4.8	2.4
Income from operations	58.5	61.8	189.8	192.4
Interest expense, net	13.7	16.1	36.8	49.5
Other non-operating (income) expense, net	(0.7)	0.1	(2.7)	(3.1)
Income before income taxes	45.5	45.6	155.7	146.0
Provision for income taxes	11.9	10.2	51.0	30.6
Net income	$33.6	$35.4	$104.7	$115.4

Quarter Ended September 30, 2022 compared with Quarter Ended September 30, 2021

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Net sales	$466.3	$469.3	$(3.0)	(0.6)%

Net Sales The decrease in net sales during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 was primarily due to the divestiture of the JVS business and changes in foreign exchange, which had unfavorable impacts on net sales of $41.3 million and $23.5 million, respectively. These unfavorable impacts were partially offset by strength across most end markets, especially the turf and garden, aerospace and defense, and factory automation end markets, surcharge revenue, the addition of approximately $11.9 million of sales from Nook, and price, which had a favorable impact on net sales of $22.0 million for the quarter ended September 30, 2022.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Gross profit	$168.7	$169.9	$(1.2)	(0.7)%
Gross profit as a percent of sales	36.2%	36.2%

Gross Profit There was no change in gross profit as a percent of sales during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021. Increased costs associated with logistics, supply chain and labor as well as the impact from surcharge revenue used to recover these costs with no associated margin were primarily offset by price increases, which had a favorable impact of $22.0 million for the quarter ended September 30, 2022. Changes in foreign exchange had a net unfavorable impact of $9.4 million.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Selling, general and administrative expense (“SG&A”)	$88.3	$91.9	$(3.6)	(3.9)%
SG&A as a percent of sales	18.9%	19.6%

Selling, general and administrative expenses The decrease in SG&A during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Changes in foreign exchange had an unfavorable impact on SG&A of approximately $4.6 million. The decrease in SG&A was partially offset by the inclusion of the SG&A expenses from Nook of $2.3 million.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Research and development expenses (“R&D”)	$15.0	$15.5	$(0.5)	(3.2)%

Research and development expense The decrease in research and development expenses for the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Foreign exchange had an unfavorable impact on R&D of $1.1 million. The decrease in R&D expenses was partially offset due to the inclusion of the R&D expenses from Nook of approximately $0.3 million. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Restructuring costs	$3.9	$0.7	$3.2	457.1%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $1.0 - $2.0 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the quarter ended September 30, 2022, we incurred expenses of $3.9 million comprised mainly of severance costs primarily related to the facility closure in Germany. We achieved savings of $0.6 million during the quarter ended September 30, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $5.0 - $7.0 million over the next two years. The cost savings for the quarter ended September 30, 2022 were recognized as reductions in SG&A and Cost of Sales of approximately $0.4 million and $0.2 million, respectively.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Interest expense, net	$13.7	$16.1	$(2.4)	(14.9)%

Interest expense, net The decrease in interest expense during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 was primarily due to debt paydowns and the impact of our November 2021 refinancing, partially offset by higher interest rates. In addition, interest expense decreased during the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 because we recorded $2.9 million of non-cash interest expense related to the termination of the interest rate swap during the quarter ended September 30, 2021. Since the remaining balance of the unrealized loss from the termination of the interest rate swap was reclassified from accumulated other comprehensive income (loss) to interest expense in the fourth quarter of 2021 in connection with the refinancing, no non-cash interest expense related to the termination of the interest rate swap was recorded during the quarter ended September 30, 2022. We expect interest expense to increase through the remainder of 2022 due to a higher interest rate environment partially offset by additional principal payments on our debt.

Amounts in millions, except percentage data	Quarter Ended
	September 30, 2022	September 30, 2021	Change	%
Provision for income taxes	$11.9	$10.2	$1.7	16.7%
Provision for income taxes as a percent of income before income taxes	26.2%	22.4%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes increased for the quarter ended September 30, 2022 when compared to the quarter ended September 30, 2021 . The increase is primarily the result of a change in tax law that requires the capitalization of research and experimental costs under IRC §174, which increased the Company’s global intangible low taxed income (“GILTI”) inclusion by $2.8 million, and a $1.2 million withholding tax on dividends from our subsidiary in China.

Year to Date Ended September 30, 2022 compared with Year to Date Ended September 30, 2021

(Amounts in millions, unless otherwise noted)

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Net sales	$1,476.1	$1,430.0	$46.1	3.2%

Net Sales The increase in net sales during the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 was primarily due to strength across most end markets, especially the turf and garden and factory automation end markets, surcharge revenue, the addition of approximately $35.5 million of sales from Nook, and price, which had a favorable impact on net sales of $56.7 million. The increase in net sales was partially offset by the divestiture of the JVS business, which had an unfavorable impact of $103.2 million, along with changes in foreign exchange, which had an unfavorable impact on net sales of $50.2 million for the year to date period ended September 30, 2022.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Gross profit	$522.2	$517.5	$4.7	0.9%
Gross profit as a percent of sales	35.4%	36.2%

Gross Profit The decrease in gross profit as a percent of sales during the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 was primarily due to increasing costs associated with logistics, supply chain and labor as well as the impact from surcharge revenue used to recover these costs with no associated margin. Changes in foreign exchange had an unfavorable impact of $20.0 million. Price had a favorable impact of $56.7 million for the year to date period ended September 30, 2022.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Selling, general and administrative expense (“SG&A”)	$267.7	$275.2	$(7.5)	(2.7)%
SG&A as a percent of sales	18.1%	19.2%

Selling, general and administrative expenses The decrease in SG&A during the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 was primarily driven by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. Changes in foreign exchange had an unfavorable impact on SG&A of $10.2 million. The decrease in SG&A was partially offset by the inclusion of the SG&A expenses from Nook of $7.4 million.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Research and development expenses (“R&D”)	$48.6	$47.5	$1.1	2.3%

Research and development expense The increase in research and development expenses for the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 was primarily due to expenses returning that were deferred such as backfilling open positions, and the inclusion of R&D expenses from Nook of approximately $0.8 million. Foreign exchange had an unfavorable impact on R&D of $2.6 million. The increase in R&D expenses was partially offset by the JVS divestiture. Refer to Note 4 for further information on the sale of the JVS business. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Restructuring costs	$4.8	$2.4	$2.4	100.0%

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

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We expect to incur an additional $1.0 - $2.0 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. During the year to date period ended September 30, 2022, we incurred expenses of $4.8 million comprised mainly of severance costs primarily related to the facility closure in Germany. We achieved savings of $1.8 million during the year to date period ended September 30, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $5.0 - $7.0 million over the next two years. The cost savings for the year to date period ended September 30, 2022 were recognized as reductions in SG&A and Cost of Sales of approximately $1.2 million and $0.6 million, respectively.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Interest expense, net	$36.8	$49.5	$(12.7)	(25.7)%

Interest expense, net The decrease in interest expense during the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 was primarily due debt to paydowns as well as the impact from our November 2021 refinancing, partially offset by higher interest rates. In addition, interest expense decreased during the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 because we recorded $9.0 million of non-cash interest expense related to the termination of the interest rate swap during the year to date period ended September 30, 2021. Since the remaining balance of the unrealized loss from the termination of the interest rate swap was reclassified from accumulated other comprehensive income (loss) to interest expense in the fourth quarter of 2021 in connection with the refinancing, no non-cash interest expense related to the termination of the interest rate swap was recorded during the year to date period ended September 30, 2022. We expect interest expense to increase through the remainder of 2022 due to a higher interest rate environment partially offset by additional principal payments on our debt.

Amounts in millions, except percentage data	Year to Date Ended
	September 30, 2022	September 30, 2021	Change	%
Provision for income taxes	$51.0	$30.6	$20.4	66.7%
Provision for income taxes as a percent of income before income taxes	32.8%	21.0%

Provision for Income Taxes The provision for income tax as a percent of income before income taxes increased for the year to date period ended September 30, 2022 when compared to the year to date period ended September 30, 2021 . The increase in the 2022 provision for income tax as a percent of income before income taxes is mainly due to an expense of $10.5 million related to the JVS divestiture recorded during the year to date period ended September 30, 2022 and the impact of a higher annual effective tax rate in 2022 compared to 2021.

Segment Performance

(Amounts in millions unless otherwise noted)

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Sales:
Power Transmission Technologies	$239.3	$232.5	$745.5	$691.1
Automation & Specialty	228.6	237.8	735.1	741.9
Inter-segment eliminations	(1.6)	(1.0)	(4.5)	(3.0)
Net sales	$466.3	$469.3	$1,476.1	$1,430.0
Income from operations:
Segment earnings:
Power Transmission Technologies	$34.3	$36.5	$104.1	$97.9
Automation & Specialty	33.5	30.6	101.2	109.4
Corporate expenses (1)	(5.4)	(4.6)	(10.7)	(12.5)
Restructuring costs	(3.9)	(0.7)	(4.8)	(2.4)
Income from operations	$58.5	$61.8	$189.8	$192.4
(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the Company’s corporate headquarters, certain U.S. healthcare costs and credits, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $239.3 million and $745.5 million for the quarter and year to date periods ended September 30, 2022, respectively. The increase of approximately $6.8 million or 2.9% and approximately $54.4 million or 7.9% from the quarter and year to date periods ended September 30, 2021, respectively, was primarily due to the broad based strength across most of our end markets, especially metals and mining, turf and garden and agriculture end markets. In addition, price had a favorable impact on net sales for the quarter and year to date periods ended September 30, 2022 of $13.8 million and $38.5 million, respectively. The increase in net sales was partially offset by changes in foreign exchange for the quarter and year to date periods ended September 30, 2022, which had an unfavorable impact on net sales of $12.8 million and $28.1 million, respectively. Income from operations for the quarter ended September 30, 2022 was $34.3 million, a decrease of 6.0%, primarily driven by a $3.0 million non-cash impairment charge recorded at the Company’s facility in Dessau, Germany, related to the held for sale classification during the third quarter of 2022. Income from operations for the year to date period ended September 30, 2022 was $104.1 million, an increase of 6.3%, primarily driven by the increase in net sales, partially offset by a $3.0 million non-cash impairment charge recorded at the Company’s facility in Dessau, Germany, during the quarter ended September 30, 2022 related to the expected sale of the building, as well as increasing costs from logistics, supply chain and labor.

Automation & Specialty

Net sales in the Automation & Specialty segment were $228.6 million and $735.1 million for the quarter and year to date periods ended September 30, 2022, respectively. The decrease of approximately $9.2 million, or 3.9%, and approximately $6.8 million, or 0.9%, from the quarter and year to date periods ended September 30, 2021, respectively, was primarily due to the sale of the JVS business in April 2022 and unfavorable changes in foreign exchange. The sale of the JVS business had an unfavorable impact of $41.3 million and $103.2 million for the quarter and year to date periods ended September 30, 2022, respectively, and changes in foreign exchange had an unfavorable impact of $10.7 and $22.1 million for the quarter and year to date periods ended September 30, 2022, respectively. The decrease in net sales was partially offset by continued strength in the factory automation end market, and the inclusion of sales from the newly acquired Nook business, which were approximately $11.9 million and $35.5 million for the quarter and year to date periods ended September 30, 2022, respectively. Additionally, price and surcharges had a favorable impact on net sales of $21.2 million and $58.2 million for the quarter and year to date periods ended September 30, 2022, respectively. Income from operations for the quarter ended September 30, 2022 was $33.5 million, an increase of 9.5%, mainly due to the addition of Nook as well as the impact from price, partially offset by the sale of the JVS business. Income from operations for the year to date period ended September 30, 2022 was and $101.2 million, a decrease of 7.5%, primarily driven by the asset held for sale impairment charge of $8.3 million recorded during the year to date period ended September 30, 2022, at the JVS reporting unit related to the held for sale classification.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Revolving Credit Facility (as defined herein). At September 30, 2022, we had the ability under the Revolving Credit Facility to borrow an additional $720.9 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, other post-employment benefits and dividends.

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

During the quarter ended September 30, 2022, the Company repurchased in the open market approximately $16.3 million aggregate principal amount of its Notes and paid approximately $16.4 million, including an early termination premium of approximately $0.1 million, which was recorded within Other non-operating (income) and expense in the Consolidated Statement of Operations.

2021 Altra Credit Agreement

On November 17, 2021, the Company entered into a new Credit Agreement (the “Credit Agreement” or the “Altra Credit Agreement”) with certain subsidiaries of the Company (together with the Company, the “Borrowers”) , the lenders party to the Credit Agreement from time to time (collectively, the “Lenders”), Bank of Montreal as administrative agent (the “Administrative Agent”), as sustainability structuring agent and collateral agent thereunder, and under the security and guarantee documents for the Lenders, and BMO Capital Markets Corp., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners. Pursuant to the Credit Agreement, the Lenders made available to the Borrowers a term loan facility of $400.0 million (the “Term Loan Facility” or “Term Loan” or “Term Loan A”) and a revolving credit facility of $1,000.0 million (the “Revolving Credit Facility” or “Revolver”, and together with the Term Loan Facility, the “Credit Facilities”). The aggregate proceeds of the Credit Facilities were used to repay in full and extinguish all outstanding indebtedness for borrowed money under the 2018 Credit Agreement. The amounts available under the Credit Facilities are to be available for general corporate purposes and to repay existing indebtedness. The stated maturity of both of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount of the Term Loan Facility.

The Credit Facilities are guaranteed on a senior secured basis by certain direct and indirect domestic subsidiaries of the Company (each a “Guarantor” and collectively the “Guarantors”; the Guarantors collectively with the Borrowers, the “Loan Parties”).

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 3.899% at September 30, 2022.

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

Borrowings

The following is a summary of our borrowings as of September 30, 2022 and September 30, 2021, respectively:

	Amounts in millions
	September 30, 2022	September 30, 2021
Debt:
Term loan A	$392.5	$—
Term loan B	—	910.0
Revolver	275.0	—
Notes	383.7	400.0
Mortgages and other	6.8	11.8
Finance leases	0.1	0.2
Total gross debt	$1,058.1	$1,322.0

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the year to date periods ended September 30, 2022 and September 30, 2021, respectively:

	September 30, 2022	September 30, 2021	Change
Cash and cash equivalents at the beginning of the period	$246.1	$254.4	$(8.3)
Net cash provided by operating activities	72.5	170.1	(97.6)
Net cash provided by (used in) investing activities	278.5	(23.4)	301.9
Net cash used in financing activities	(377.1)	(136.8)	(240.3)
Effect of exchange rate changes on cash and cash equivalents	(21.8)	(7.5)	(14.3)
Cash and cash equivalents at the end of the period	$198.2	$256.8	$(58.6)

Cash Flows for 2022

Net cash provided by operating activities was approximately $72.5 million for the year to date period ended September 30, 2022, a decrease of approximately $97.6 million as compared to the prior year. The decrease in net cash provided by operating activities was primarily due to unfavorable changes in inventories and trade receivables of approximately $56.3 million.

Net cash provided by investing activities for the year to date period ended September 30, 2022 increased approximately $301.9 million compared to the year to date period ended September 30, 2021, primarily due to cash received for the sale of the JVS business, partially offset by increased property, plant and equipment purchases, as well as an additional investment in MTEK Industry AB.

Net cash used in financing activities for the year to date period ended September 30, 2022 as compared to the year to date period ended September 30, 2021 increased by $240.3 million, primarily due to increased debt paydowns of approximately $248.9 million when compared to the year to date period ended September 30, 2021.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to service our debt, including principal payments, for capital expenditures, for pension funding, for other post-retirement benefits funding and to pay dividends to our stockholders. As of September 30, 2022 we have approximately $144.6 million of cash and cash equivalents held by foreign subsidiaries. We believe, based on current and projected levels of cash flows from operating activities, together with our ability to borrow under the Revolving Credit Facility, that we have sufficient liquidity to make required payments of interest on our debt, to make amortization payments under the Credit Facilities, to fund our operating needs, to fund working capital and capital expenditure requirements and to comply with the financial ratios in our debt agreements.

Contractual Obligations

There were no material changes in our contractual obligations during the period ended September 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and set forth below. Those risk factors described in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2021 are incorporated herein by reference. Except as set forth below, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q.

SUMMARY OF RISK FACTORS

•
Our pending acquisition by Regal Rexnord Corporation (“Regal Rexnord”), including the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on our relationships with our personnel, customers, distributors, suppliers and other business partners, or on our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; uncertainties as to the timing of the Merger (as defined below); the risk that the Merger may not be completed in a timely manner or at all; the possibility that any or all of the conditions to the consummation of the Merger may not be satisfied or waived, including the failure of our stockholders to approve the Merger or the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement and plan of merger dated as of October 26, 2022 (“Merger Agreement”), by and among Regal Rexnord, Aspen Sub, Inc. (a wholly owned subsidiary of Regal Rexnord) (“Merger Sub”) and us, including in circumstances which would require us to pay a termination fee; the risk that provisions in the Merger Agreement could discourage a potential competing acquirer from considering or proposing such an acquisition or could result in any competing proposal being at a lower price than it might otherwise be; and risks arising from the restrictions on our business activities as required by the Merger Agreement.

RISK FACTORS

Risk Factors Related to the Merger

The announcement and pendency of our acquisition by Regal Rexnord could adversely affect our business, prospects, financial condition, and results of operations.

On October 26, 2022, we entered into the Merger Agreement with Regal Rexnord and Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Regal Rexnord (“the Merger”). Under the Merger Agreement, at the closing of the Merger, each issued and outstanding share of our common stock (other than (a) shares owned by the Company, any subsidiary of the Company, Regal Rexnord, Merger Sub or any other subsidiary of Regal Rexnord, (b) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the Delaware General Corporation Law (“DGCL”), and (c) Company Restricted Shares (as defined in the Merger Agreement)) will be converted into the right to receive $62.00 per share, net to the seller in cash, without interest and subject to any required withholding of taxes.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time and resources towards the completion of the Merger;
•

the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•

difficulties maintaining relationships with customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•

the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Merger; and
•

litigation relating to the Merger and the costs and distractions related thereto.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) approval by the Company’s stockholders of the Merger Agreement, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain non-U.S. antitrust and foreign direct investment approvals, (iii) the absence of any judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or applicable law enjoining or otherwise prohibiting the consummation of the Merger, (iv) the absence of any law or judgment resulting in the imposition of or requiring any Burdensome Condition (as defined in the Merger Agreement) and (v) certain other conditions set forth in the Merger Agreement.

Many of the conditions to consummation of the Merger are not within our control or the control of Regal Rexnord or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•

if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•

we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•

failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•

the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•

difficulties maintaining relationships with customers, distributors, suppliers and other business partners; and
•

upon termination of the Merger Agreement by us or Regal Rexnord under specified circumstances, we would be required to pay a termination fee of $100 million.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Regal Rexnord a termination fee of $100 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and, to the extent consistent therewith, use commercially reasonable efforts to preserve our relationships with customers, distributors, suppliers and others having material business dealings with us. In addition, we are subject to a variety of specified restrictions. Unless we obtain Regal Rexnord’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned), except as specifically required by the Merger Agreement or required by applicable law or as set forth in the confidential disclosure letter delivered by us to Regal Rexnord, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends other than regular quarterly cash dividends consistent with past practice, acquire certain assets or securities, sell or dispose of certain properties or assets (including material intellectual property rights), enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Altra industrial Motion Corp., as filed with the Secretary of State of the State of Delaware.

3.2(2)	Second Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Amendment to Second Amended and Restated Bylaws of the Registrant

3.3(4)	Second Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

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

(3) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2022.

(4) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the SEC on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

November 3, 2022	By:	/s/ Carl R. Christenson
	Name:	Carl R. Christenson
	Title	Chairman and Chief Executive Officer
(Principal Executive Officer)
November 3, 2022	By:	/s/ Todd B. Patriacca
	Name:	Todd B. Patriacca
	Title:	Executive V.P., Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)