Form 10-K
period 2022-12-31
Altra Industrial Motion Corp.
filed 2023-03-01
CIK 1374535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $2.7 billion.

As of February 28, 2023, there were 65,357,328 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which Incorporated
Altra Industrial Motion Corp. Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, Massachusetts

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

We market our products under well recognized and established brands, which have been in existence for an average of over 90 years. We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

Our product lines involve a large number of unique parts, are generally delivered in small order quantities with short lead times and require varying levels of technical support and responsive customer service. Many of our OEM customers incorporate our products into their designs of their equipment, helping to generate high switching costs and foster brand preference. As a result of these characteristics, the essential nature of our products and the wear to which many are subjected, we generate a significant amount of recurring revenue with repeat customers. Our large installed base generates significant aftermarket replacement demand, which we estimate accounted for approximately 35% of revenues in 2022.

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

We believe our geographic footprint and portfolio of strong brands provides a platform from which to extend our leading market positions. Our expansive global footprint comprised of 46 manufacturing facilities, 17 service sales/engineering centers and approximately 9,300 employees enables us to serve global customers on a local basis. In 2022, approximately 54% of our revenues were generated from customers in North America, 29% were generated in Europe and 17% in Asia Pacific and the rest of the world. The diversification of our revenues on a geographical, end-market, business mix and customer basis are outlined below for the 2022 fiscal year.

In this Annual Report on Form 10-K, the terms “Altra”, “Altra Motion,” “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries, except where the context otherwise requires or indicates.

Our website is www.altramotion.com. By following the link “Investor Relations” and then “Financials” and then “SEC Filings” on our website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission. We are not including information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pending Transaction

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Regal Rexnord Merger Agreement”) with Regal Rexnord Corporation, a Wisconsin corporation (“Regal Rexnord”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Regal Rexnord (“Merger Sub”), pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Regal Rexnord (the “Regal Rexnord Merger”). Under the Regal Rexnord Merger Agreement, at the closing of the Regal Rexnord Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Regal Rexnord, Merger Sub or any other subsidiary of Regal Rexnord, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the General Corporation Law of the State of Delaware (“DGCL”) and (iii)

Company Restricted Shares (as defined in the Regal Rexnord Merger Agreement) will be converted into the right to receive $62.00 in cash, without interest and subject to any required withholding of taxes. As announced in our Current Report on Form 8-K filed with the SEC on January 18, 2023, the Regal Rexnord Merger was approved by our shareholders.

The consummation of the Regal Rexnord Merger is subject to customary closing conditions and is expected to occur in the first half of 2023 and potentially in the first quarter of 2023. If the Regal Rexnord Merger Agreement is terminated under specified circumstances, we will be required to pay Regal Rexnord a termination fee of $100 million. The Regal Rexnord Merger Agreement also provides that, in connection with the termination of the Regal Rexnord Merger Agreement under specified antitrust or foreign direct investment related circumstances, Regal Rexnord will be required to pay us a “reverse termination fee” of $200 million.

The Regal Rexnord Merger is described more fully below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and in our Current Report on Form 8-K filed with the SEC on October 27, 2022. This description is qualified in its entirety by reference to the Regal Rexnord Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2022 and is incorporated by reference herein.

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

In accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization (the “A&S Merger Agreement”), dated March 7, 2018, among Altra, Fortive, McHale Acquisition Corp. (“A&S Merger Sub”) and Stevens Holding Company, Inc. (“Stevens Holding”), and the Separation and Distribution Agreement, dated March 7, 2018, among Altra, Fortive and Stevens Holding (the “Distribution Agreement”), (1) Fortive transferred certain assets, liabilities and entities constituting a portion of the A&S Business to Stevens Holding, (2) Fortive distributed to its stockholders all of the issued and outstanding shares of Stevens Holding common stock held by Fortive by way of an exchange offer (the “Distribution”) and (3) A&S Merger Sub merged with and into Stevens Holding and Stevens Holding became a wholly-owned subsidiary of Altra, and the issued and outstanding shares of Stevens Holding common stock converted into shares of Altra common stock (the “A&S Merger”). In addition, pursuant to the A&S Merger Agreement, prior to the effective time of the A&S Merger, Fortive transferred certain non-U.S. assets, liabilities and entities constituting the remaining portion of the A&S Business to certain subsidiaries of Altra, and the Altra subsidiaries assumed substantially all of the liabilities associated with the transferred assets (the “Direct Sales”) (all of the foregoing, collectively, the

“Fortive Transaction”). Upon consummation of the Fortive Transaction, the shares of Stevens Holding common stock then outstanding were automatically converted into the right to receive 35.0 million shares of Altra common stock, which were issued by Altra on the Closing Date, and represented approximately 54% of the outstanding shares of Altra common stock, together with cash in lieu of fractional shares. Altra’s pre-Merger shareholders continued to hold the remaining approximately 46% of the outstanding shares of Altra common stock.

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

On December 31, 2021, we acquired all of the issued and outstanding equity interests of Nook Industries, LLC (“Nook” or “Nook Industries”), a leader in the U.S. engineered linear motion industry. The acquisition expands our current portfolio of linear product offerings.

On April 8, 2022, the Company completed the previously announced sale of all of the issued and outstanding equity interests of the entities which collectively constitute its Jacobs Vehicle Systems (“JVS”) business segment to Cummins Inc., an Indiana corporation, for $325.0 million in cash subject to customary adjustments. The net cash consideration received was approximately $321.7 million.

Our Industry

Based on industry data provided by the Power Transmission Distributors Association in collaboration with MDM Analytics, we estimate that global industrial power transmission motion control products generated revenues of approximately $237 billion in 2022. These products are collectively used to generate, transmit, control and transform mechanical energy. Altra participates in portions of the motor, control, linear, gearing, clutch, brake, coupling, belted drive, and non-industrial bearing segments.

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

Collaborate with Customers to Create New Opportunities. We focus on developing new products across our business in direct response to customer requirements. Our extensive application-engineering know-how drives both new and repeat revenue opportunities, supported by a substantiated history of innovation, with over 500 patents granted and pending worldwide. We intend to continue to drive organic growth by investing in new technologies and manufacturing techniques to attain and sustain competitive leadership in the industries we serve. In addition, we also plan to expand our customer collaboration initiatives by continuing to move up the technology spectrum, providing more advanced product, software and service solutions.

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

Our Strengths

Superior financial profile with high margins and strong cash flow generation. We have an attractive financial profile highlighted by our diversified revenue stream across products and end markets, high margin profile and substantial cash flow. Net sales for the year ended December 31, 2022 grew by approximately 2.4% from $1,899.8 million to $1,945.5 million. Included in the net sales for the year ended December 31, 2021 are revenues of approximately $193.5 million related to the Jacobs Vehicle Systems business that was divested by the Company on April 8, 2022.

Our flexible cost structure and diversified end market and geographic exposure have allowed us to perform well throughout economic cycles. From 2008 through 2010, our business was able to generate higher cash flow through the strict management of working capital, enabling us to reduce our indebtedness and maintain a leverage ratio within our targeted range. Since the acquisition of the A&S Business, we have supported our plans for growth while also taking advantage of operating leverage and the benefits of our cost improvement initiatives, all of which allowed us to deliver sustainably strong cash flow. In 2022, we paid down approximately $365.0 million in debt. We have paid down approximately $830.0 million in debt since the A&S acquisition.

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

Broad geographic footprint and global reach. The capabilities and scale of our Company provides a broad global platform from which to drive growth. We are able to leverage our expansive global footprint comprised of 46 manufacturing facilities, 17 service sales/engineering centers and approximately 9,300 employees worldwide to serve our global customers with local resources. While we expect to build on our leading market positions and strong brands in North America, our broadened global platform also positions us to capitalize on key long-term growth opportunities in Europe and especially in emerging markets.

Diversified end-markets provide stability. With no end market comprising more than approximately 15% of our total revenue for the fiscal year ended December 31, 2022, our end-market exposure is diversified, which we expect will provide stability to our revenue streams and help to dampen potential volatility in any particular industry. We believe that the 2018 acquisition of the A&S Business significantly expanded our total addressable market, particularly in higher growth, higher margin end-markets like medical, advanced material handling, factory automation, food and beverages and robotics. The exposure to these attractive new end markets helps to diversify our relative potential exposure to more cyclical end markets like mining, renewable energy, and oil & gas.

Our business is also geographically diversified, with approximately 46% of revenue generated outside of North America in the year ended December 31, 2022. Finally, our products often facilitate movement which subjects them to wear and requires their periodic replacement. Our large installed base of products generates significant aftermarket replacement demand, which we estimate accounted for approximately 35% of revenue for the year ended December 31, 2022. Given the critical nature of many of our products and often high switching costs for our customers, we believe that this base of recurring revenue is stable.

Customer diversification with long-standing customer and distributor relationships. We have a strong, diversified customer base of over 1,000 OEMs and leading power transmission and motion control distributors which market our products via a diversified network of over 3,000 outlets globally. For the fiscal year ended December 31, 2022, there was no meaningful customer concentration among either our OEMs or distributor customers, the largest of which accounts for less than 7% of total revenue for the fiscal year ended December 31, 2022. Some of our largest OEM customers include Daimler AG, General Electric, John Deere, and Siemens, all of whom we have had relationships with for decades. We believe that these deep relationships exhibit our commitment to high levels of product quality and service, resulting in customer satisfaction and ultimately, retention.

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

Aftermarket sales supported by large installed base. On average, our brands have been in operation for over 90 years and we believe we benefit from one of the largest installed customer bases in the industry. The moving, wearing nature of our products necessitates regular replacement and our large installed base of products generates significant aftermarket replacement demand. This has created a recurring revenue stream from a diversified group of end-user customers. For the fiscal year ended December 31, 2022, we estimate that approximately 35% of our revenues were derived from aftermarket sales.

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

•
Automation & Specialty – A&S. Our Automation & Specialty segment consists of the following key brands:

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

Sales and Marketing

We sell our products in over 100 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of approximately 500 company-employed sales engineers as well as a relatively small number of independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive technical support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.

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

Distribution

Our products are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2022, we derived approximately 54% of our net sales from customers in North America, 29% from customers in Europe and 17% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales engineers as well as our network of over 3,000 distributor outlets.

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

Intellectual Property

We rely on a combination of patents, trademarks, copyright, and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the PTMC industry. Although in aggregate our intellectual property is important to our operations, we do not believe any single patent, trademark or trade name is material to our business as a whole with the exception of certain trademarks associated with our Bauer, Boston Gear, Kollmorgen, Portescap, Stromag, Svendborg, TB Wood’s, Thomson and Warner Electric brands. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and patents applied for may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Some of our registered and unregistered trademarks include: Ameridrives, Bibby Transmissions, Bauer Gear Motor, Boston Gear, Delevan, Delroyd, Deltran, Formsprag, Huco Dynatork, Inertia Dynamics, Guardian Couplings, Industrial Clutch, Kilian, Kollmorgen, Marland, Matrix, Nook, Nuttall Gear, Portescap, PowerFlex, Stieber, Stromag, Svendborg Brakes, TB Wood’s, Thomson, Twiflex, Warner Electric, and Wichita Clutch. From time to time, Altra engages in litigation to protect its intellectual property rights.

Human Capital Resources

Employee Demographics. As of December 31, 2022, we employed approximately 9,300 people on a full-time basis in 31 countries. Approximately 3,700 were employed in the United States and approximately 5,600 were employed outside of the United States. Certain demographics of our employee population are set forth by regional location, gender, and age within the following table:

	Number of Employees	Percentage
Region
Americas	4,477	48.1%
Asia Pacific	2,022	21.7%
Europe, Middle East, Africa	2,815	30.2%
Gender
Female	3,016	32.4%
Male	6,287	67.5%
Undeclared	11	0.1%
Age
<30	1,532	16.4%
30-50	4,970	53.4%
>50	2,812	30.2%

Within the United States, approximately 300 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good. See “Risk Factors — Risks Related to Our Business and Industry — We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.”

Diversity and Inclusion. We are committed to providing a secure workplace that develops and leverages the capabilities of our associates and encourages diversity of thought. Clear corporate policies support our endeavor to ensure a safe, harassment-free work environment led by principles of equality and fairness. To ensure that diversity, equity and inclusion is engrained within our culture, Altra maintains a Diversity, Equity and Inclusion Committee (“DE&I Committee”) which guides, recommends, and supports efforts to further diversity, equity and inclusion (“DE&I”) with the oversight of the Nominating and Corporate Governance Committee of Altra’s Board of Directors. In 2022, we continued our unconscious bias training which will extend throughout our businesses to raise awareness and reduce how bias impacts all aspects of our work. We also launched our Inclusion Rep program, to further engage our associates in our DE&I initiatives. We have incorporated diversity analytics into our talent management tools to ensure we have representation across various programs. In addition, we expanded our recruitment toolkit to help us identify, recruit, hire and retain diverse candidates. We strive to build an ever-improving organization, anchored in a dedication to creating an inclusive environment which engages our global talent to enhance operational outcomes.

Employee Engagement. We prioritize employee engagement and value employee feedback. In 2022, approximately 83% of Altra team members responded to and participated in our employee engagement survey. The survey enables us to monitor engagement and results serve as a guide to establish initiatives aimed to enhance the employee experience and analyze efficacy of those initiatives year over year. In addition to our company-wide engagement survey, our businesses also conduct localized, periodic reviews and pulse surveys to gauge employee satisfaction, obtain employee feedback of specific issues on initiatives, and identify shortfalls and opportunities for improvement.

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

At the core of our strategy and our human capital objectives is attracting, recruiting, and retaining, diverse and talented employees. Our talent management platform, Talent In Motion, is designed to support the business and our employees by providing robust tools and processes to enhance the employee experience. Talent In Motion focuses on the complete employee life cycle, including performance management, personally crafted professional development plans, succession planning, organizational assessment, and leadership development training. We evaluate employee performance through our performance management process where we provide opportunities for employees and managers to assess performance, deliver feedback, and craft development plans that act as roadmaps for long-term goal planning and sustained career satisfaction. Succession planning is a vital process that identifies internal talent for development to support our business and employees for future growth. We have developed a focused, collaborative program that results in employees advancing their career while staffing key roles with internal talent. Our organizational assessments examine human capital needs and the skills necessary for employees to deliver on strategic objectives and operational efficiencies. Finally, our leadership development programs cover a wide variety of topics, ranging from coaching and engaging the workforce, to diving into ABS tools. See “Risk Factors — Risks Related to Our Business and Industry — We depend on the services of key executives, the loss of whom could materially harm our business.” See also “Risk Factors — Risks Related to Our Business and Industry — If we lose certain of our key sales, marketing, skilled machinist or engineering personnel, our business may be adversely affected.”

Health, Safety and Pandemic Response. At Altra we recognize that safety is critical to our success. Altra maintains a comprehensive program to monitor, track, and evaluate safety across our global businesses. In 2022, we launched our Environmental Health & Safety Focus-20 initiative to zero-in on facilities requiring enhanced support and structure to deliver targeted improvements in safety performance, compliance, risk analysis and engagement. Our safety program includes but is not limited to tracking key metrics such as Total Recordable Case Rate, proactive identification of at-risk conditions and behaviors, and maintaining a comprehensive near miss program, to ensure continuous improvement of our safety performance. Our 2022 Employee Engagement Survey reflects our efforts to create a safe and comprehensive safety program, as approximately 84% of surveyed employees stated they were satisfied with Altra’s efforts to maintain a safe and secure work environment. In response to COVID-19, Altra created a Pandemic Response Team to monitor, evaluate and manage our operations and compliance with safety protocols. Throughout the pandemic, Altra has remained focused on two core priorities: 1) safeguarding the health and safety of our associates; and 2) ensuring the continuity of supply for our customers.

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

Backlog

Our unfilled product orders were approximately $929.1 million and $820.8 million as of December 31, 2022 and 2021 respectively. We expect that the majority of the unfilled orders as of December 31, 2022 will have been delivered to customers within six months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance, but is not necessarily a reliable indicator of medium-term or long-term revenue performance.

Government Contracts

Although the substantial majority of our revenues in 2022 were from customers other than governmental entities, we do have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities.

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

We estimate that annual revenue derived from customers outside the United States (based on geographic destination) as a percentage of total annual revenue was approximately 48% in 2022 and 51% in 2021.

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

Information about our Executive Officers

The following sets forth certain information with regard to our executive officers as of March 1, 2023 (ages are as of December 31, 2022):

Carl R. Christenson (age 63) has been our Chairman since April 2014, our Chief Executive Officer since January 2009, and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson currently serves as a director at IDEX Corporation, a NYSE listed industrial manufacturer of highly engineered products. Mr. Christenson previously served as a director at Vectra Co., f/k/a OM Group, Inc., a NYSE listed technology-driven diversified industrial company, from 2014 to 2015. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic. In addition to more than twenty-five years of experience in manufacturing companies, Mr. Christenson brings vast knowledge of the Company’s business, structure, history and culture to the Board and the CEO position.

Todd B. Patriacca (age 53) has been our Executive Vice President, Chief Financial Officer and Treasurer since February 2022. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Treasurer since February 2010, our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008 and previous to that, as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instruments Inc. (“MKS”), a publicly held semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Glenn E. Deegan (age 56) has been our Chief Legal and Human Resources Officer since May 2021. Prior to his current position, Mr. Deegan served as our Executive Vice President since December 2019, our Vice President, Legal and Human Resources, General Counsel and Secretary since June 2009 and our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College Law School.

Craig Schuele (age 59) has been our Executive Vice President since December 2019 and our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity. Prior to his current position, Mr. Schuele was our Vice President of Marketing since March 2002, and previous to that he was our Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Item 1A. Risk Factors

Risks Related to our Business and Industry

We operate in the highly competitive power transmission and motion control industries and if we are not able to compete successfully our business may be significantly harmed.

We operate in highly fragmented and very competitive markets in the power transmission and motion control industries. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our original equipment manufacturer customers. Competition in our business lines is based on several considerations, including quality, reliability, pricing, availability, and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, regular investment in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection is required. In the future, we may not have sufficient resources to continue to make such investments and may not be able to maintain a competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.

There is substantial and continuing pressure on major original equipment manufacturers and larger distributors to reduce costs, including the cost of products purchased from outside suppliers. As a result of cost pressures from customers, our ability to compete depends in part on their ability to generate production cost savings and, in turn, to find reliable, cost-effective outside suppliers to source components or manufacture their products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

Our growth could suffer if the markets in which we sell our products and services experience cyclicality.

Our growth will depend in part on the growth of the markets which we serve and on the U.S. and global economies in general. Some of the markets Altra serves are highly cyclical, such as metals, mining and energy markets, including oil, gas and renewable energy. In such an environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any of these factors could adversely affect our business, financial condition and results of operations in any given period.

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

Our products are characterized by performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality and availability; price competitiveness; technical expertise and development capability; reliability and timeliness of delivery; product design capability; manufacturing expertise; and sales support and customer service.

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

We operate businesses with manufacturing and other facilities worldwide, many of which are located outside the United States, including in Brazil, Canada, Chile, China, Czech Republic, Denmark, France, Germany, India, Mexico, Peru, Russia, Slovakia, St. Kitts, Sweden, Turkey and the United Kingdom. Our net sales to customers outside North America represented approximately 46% of our total net sales for the year ended December 31, 2022. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas. As a result, our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including fluctuations in currency exchange rates; capital or currency exchange rate controls; tariffs or other trade protection measures and import or export licensing requirements; potentially negative consequences from changes in tax laws; interest rates; low or negative economic growth rates; unexpected changes in regulatory requirements; changes in foreign intellectual property law; differing labor regulations; natural disaster, labor strike, military activity or war, political unrest, or terrorist activity; pandemic or other public health concerns; requirements relating to withholding taxes on remittances and other payments by subsidiaries; restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in various jurisdictions; potential political instability and the actions of foreign governments; and restrictions on our ability to repatriate dividends from our subsidiaries.

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

In addition to our direct sales force and manufacturer sales representatives, we depend on the services of distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. During the year ended December 31, 2022, approximately 27% of our net sales from operations were generated through distributors. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We rely on estimated forecasts of our OEM customers’ needs, and inaccuracies in such forecasts could materially adversely affect our business.

We generally sell our products pursuant to individual purchase orders instead of under long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly. Also, from time to time, our customers may experience a deterioration of their businesses and may not be able to accurately estimate demand forecast. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay, inability to fulfill customer obligations, or other modification in our customers’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected, which may materially adversely affect our business.

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

Direct and indirect impacts from the ongoing COVID-19 pandemic may continue to result in disruptions to our, and our supplier’s supply chain, operations, capacity, labor availability, and labor costs. These supply chain disruptions, reduced capacity operations, and work stoppages could have a material adverse effect on our results of operations and cash flows.

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

As of December 31, 2022, we employed approximately 9,300 people on a full-time basis, of whom approximately 3,700 were employed in the United States and approximately 5,600 were employed outside of the United States. Of our United States employees, approximately 300 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.

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

We depend on our information technology (“IT”) infrastructure in order to achieve our business objectives both in our everyday business operations and during our integration efforts related to acquisitions. If we experience a problem that impairs this infrastructure, such as a cyber-attack, natural disaster, act of terrorism, electrical/telecommunications outage, an intentional disruption, tampering or manipulation of our IT systems, a problem with the functioning of an important IT application, or if our third party hardware or software vendors discontinue further development, support, or maintenance of our information systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose revenue, could harm our relationships with or cause us to lose customers or suppliers, and could require us to incur significant expense to eliminate these problems and address related security concerns.

IT security threats from cyber-attacks, social engineering, and other malicious internet-based activity continue to increase generally, and perpetrators may be able to develop and deploy ransomware, malware, and phishing or baiting attempts and other malicious software programs that target our IT infrastructure and our networks, and those of our suppliers. These cyber-attacks may expose us to a variety of risks, including a risk of theft of substantial assets, including cash. In addition, a cyber-attack may cause additional costs, such as investigative and remediation costs, the costs of providing our suppliers, customers or other potentially affected parties with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third party.

Moreover, because the techniques used to obtain unauthorized access or to sabotage systems are increasingly sophisticated and generally not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting our IT infrastructure and networks or our industrial machinery, software or hardware, and we can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches. If such events affect our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease. Additionally, a portion of our workforce is working remotely, which may increase these risks.

We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us and our technology prior to certain transfer, storage, use, processing, or disclosure of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs and could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

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

On February 24, 2022, Russian military forces invaded Ukraine. This conflict has led and could continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Moreover, it has also led to the implementation of global sanctions, export control and other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect the operations of our subsidiary in Russia as well as our business, financial condition and results of operations.

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

As of December 31, 2022, we had approximately $655.0 million outstanding and $730.9 million available under our Revolving Credit Facility (as defined herein). In addition, as of December 31, 2022, we had approximately $383.7 million outstanding under the Notes (as defined herein). Our indebtedness has important consequences; for example, it could:

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

Subject to a number of important exceptions, under the Altra Credit Agreement we are subject to customary affirmative and negative covenants, such as limitations on debt and preferred stock; liens; mergers, consolidations, liquidations, dissolutions and asset sales; investments, loans, advances, guarantees and acquisitions; speculative swaps and hedging arrangements; dividends or other distributions on capital stock, redemptions and repurchases of capital stock and prepayments, redemptions and repurchases of junior lien secured and subordinated debt; transactions with affiliates; restrictions on liens and other restrictive agreements; amendments of the operative documents related to junior debt agreements and organizational documents; and changes in fiscal year.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as the London Interbank Offered Rate (“LIBOR”). Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, LIBOR is expected to be phased out by the end of calendar year 2023. Any disruption in the financial markets, interest rate increases, changes that may result from the implementation of new benchmark rates that replace LIBOR could negatively impact our ability to access financial markets or increase our borrowing costs.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. Changes to tariffs and other changes in U.S. trade policy have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition. In addition, we cannot predict what changes to trade policy will be made in the future, including whether existing trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business. Future quotas, duties, tariffs, and trade agreements may have a material adverse effect on our business, financial condition, and results of operations and could also provide our competitors with an advantage over us or increase our costs.

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

Risks Related to the Regal Rexnord Merger

The pendency of our acquisition by Regal Rexnord could adversely affect our business, prospects, financial condition, and results of operations.

On October 26, 2022, we entered into the Regal Rexnord Merger Agreement with Regal Rexnord and Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Regal Rexnord. Under the Regal Rexnord Merger Agreement, at the closing of the Regal Rexnord Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Regal Rexnord, Merger Sub or any other subsidiary of Regal Rexnord, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL and (iii) Company Restricted Shares (as defined in the Regal Rexnord Merger Agreement)) will be converted into the right to receive $62.00 per share in cash, without interest and subject to any required withholding of taxes.

The pendency of the Regal Rexnord Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Regal Rexnord Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Regal Rexnord Merger:

•
the diversion of significant management time and resources towards the completion of the Regal Rexnord Merger;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Regal Rexnord Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Regal Rexnord Merger; and
•
litigation relating to the Regal Rexnord Merger and the costs and distractions related thereto.

The Regal Rexnord Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Regal Rexnord Merger could adversely affect our business and the market price of our common stock.

The consummation of the Regal Rexnord Merger remains subject to customary closing conditions, including, among other things, (i) the receipt of certain non-U.S. antitrust and foreign direct investment approvals, (ii) the absence of any judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or applicable law enjoining or otherwise prohibiting the consummation of the Regal Rexnord Merger, (iii) the absence of any law or judgment resulting in the imposition of or requiring any Burdensome Condition (as defined in the Regal Rexnord Merger Agreement) and (iv) certain other conditions set forth in the Regal Rexnord Merger Agreement.

Many of the conditions to consummation of the Regal Rexnord Merger are not within our control or the control of Regal Rexnord or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Regal Rexnord Merger, if the Regal Rexnord Merger is not consummated within the expected timeframe, or at all. Failure to complete the Regal Rexnord Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
if the Regal Rexnord Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Regal Rexnord Merger;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Regal Rexnord Merger, for which we may receive little or no benefit if the Regal Rexnord Merger is not completed. Many of these fees and costs will be payable by us even if the Regal Rexnord Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Regal Rexnord Merger;
•
failure to complete the Regal Rexnord Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Regal Rexnord Merger;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with customers, distributors, suppliers and other business partners; and
•
upon termination of the Regal Rexnord Merger Agreement by Regal Rexnord under specified circumstances, we would be required to pay a termination fee of $100 million.

While the Regal Rexnord Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Regal Rexnord Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Regal Rexnord Merger, generally requiring us to conduct our business in the ordinary course and, to the extent consistent therewith, use commercially reasonable efforts to preserve our relationships with customers, distributors, suppliers and others having material business dealings with us. In addition, we are subject to a variety of specified restrictions. Unless we obtain Regal Rexnord’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned), except as specifically required by the Regal Rexnord Merger Agreement or required by applicable law or as set forth in the confidential disclosure letter delivered by us to Regal Rexnord, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends other than regular quarterly cash dividends consistent with past practice, acquire certain assets or securities, sell or dispose of certain properties or assets (including material intellectual property rights), enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Regal Rexnord Merger Agreement delay or prevent us from responding, or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

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

See “Risk Factors – Risks Related to the Regal Rexnord Merger”.

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

Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have adversely affected our business operations and are expected to continue to adversely affect our business. The continued impact of the COVID-19 pandemic on the global economy and inflation as a whole will depend on future events. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations. The recent surges in COVID-19 cases due to new variants of the virus and the resurgence of inflation brought on by labor and supply shortages may have an adverse impact upon our business. Should these conditions persist for a prolonged period, this could result in a material adverse effect on our results of operations.

New or more stringent government regulations or standards designed to address climate change could increase our operational costs and severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.

We are subject to domestic and foreign regulations and standards governing emissions controls which are, in part, designed to address climate change. Due to increasing global concern over the effects of climate change, new or more stringent regulations and standards may be mandated. In addition, various stakeholders may demand additional controls beyond what is required by such regulations or standards. Such additional regulations, standards and demands may expose us to increased operational costs associated with compliance, data collection and disclosure, and raw material sourcing, our manufacturing operations, and the distribution of our products may be adversely affected. Further, tighter emissions controls as a result of these actions could increase our operational costs and could lead to disruptions in our operations as compliance is attained. Severe weather associated with a changing climate could also negatively impact our facilities, information systems and infrastructure, as well as those of our customers and suppliers. This could disrupt supply and customer demand and negatively affect our ability to fulfill orders, manufacture products and maintain operations. In addition, certain markets and industries which Altra serves may be negatively impacted by global trends and market adjustment in response to a changing climate which could have an adverse impact on our financial performance. There can be no assurance that our efforts to address these regulations, standards, or stakeholder demands will be successful or that any future investments we make in furtherance of achieving climate change targets and goals will meet investor expectations or any regulatory or legal standards regarding sustainability performance. If we fail to sufficiently address applicable regulations, standards and stakeholder demands or fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or address sustainability programs and initiatives, the results could have an adverse impact on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The number, type, location and size of the materially important physical properties used by our operations as of December 31, 2022, are shown in the following charts, by segment.

	Number and Nature of Facilities			Square footage
	Manufacturing	Corporate Support	Total	Owned	Leased
Power Transmission Technologies	29	8	37	1,658,940	1,272,185
Automation & Specialty	17	7	24	559,000	821,456
Corporate(1)	—	2	2	104,288	15,204

	Locations					Expiration dates of Leased Facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Power Transmission Technologies	15	13	3	6	37	—	9
Automation & Specialty	13	8	2	1	24	—	25
Corporate(1)	2	—	—	—	2	4	4

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AIMC”. As of February 28, 2023, the number of holders on record of our common stock was approximately 96.

Dividends

The Company declared and paid dividends of $0.35 per share of common stock for the year ended December 31, 2022. The Company declared and paid dividends of $0.30 per share of common stock for the year ended December 31, 2021.

On February 1, 2023, the Company declared a dividend of $0.09 per share for the quarter ended March 31, 2023, payable on April 4, 2023 to stockholders of record as of March 16, 2023. See Note 18 to the consolidated financial statements. The dividend will only be payable if the Regal Rexnord Merger has not closed prior to the close of business on the record date.

Future declarations of quarterly cash dividends are subject to approval by the Board of Directors and to the Board’s continuing determination that the declaration of dividends are in the best interest of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information concerning our equity compensation plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,377,474(2)	$—	3,776,946
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,377,474	$—	3,776,946

(1) The 2014 Omnibus Incentive Plan was approved by the Company’s stockholders at its 2014 annual meeting.

(2) Represents stock options and the maximum number of shares that may be issued under performance share awards that are outstanding as of December 31, 2022 based on achievement of the highest level of each applicable performance obligation.

Issuer Repurchases of Equity Securities

On April 26, 2022, our Board of Directors approved a share repurchase program authorizing the buyback of up to $300 million of the Company's common stock through December 31, 2024. There was no share repurchase activity during the year ended December 31, 2022.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the 5-year period from December 31, 2017, through December 31, 2022, with the cumulative total return on shares of companies comprising the S&P Small

Cap 600 Index and the S&P Small Cap 600 Capped Industrials Index in each case assuming an initial investment of $100, assuming dividend reinvestment.

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
•
the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the Regal Rexnord Merger, the Nook acquisition and the Fortive Transaction;
•
risks related to the Regal Rexnord Merger diverting management’s attention away from the Company’s ongoing business operations;
•
the effect of the pendency of the Regal Rexnord Merger on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, its ability to respond effectively to competitive pressures, industry developments and future business opportunities, or its operating results and business generally;
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

The following generally discusses 2022 and 2021 items and year-to-year comparison between 2022 and 2021. Discussion of historical items and year-to-year comparisons between 2021 and 2020 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

We market our products under well recognized and established brands, which have been in existence for an average of over 90 years. We serve a diversified group of customers comprised of over 1,000 direct original equipment manufacturers (“OEMs”) including GE, Honeywell and Siemens, and also benefit from established, long-term relationships with leading industrial distributors, including Applied Industrial Technologies, Grainger, and Motion Industries. Many of our customers operate globally across a large number of industries, ranging from transportation, turf and agriculture, energy and mining to factory automation, medical and robotics. Our relationships with these customers often span multiple decades, which we believe reflects the high level of performance, quality and service we deliver, supplemented by the breadth of our offering, vast geographic footprint and our ability to rapidly develop custom solutions for complex customer requirements.

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

The Regal Rexnord Merger

On October 26, 2022, we entered into the Regal Rexnord Merger Agreement with Regal Rexnord and Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Regal Rexnord. Under the Regal Rexnord Merger Agreement, at the closing of the Regal Rexnord Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Regal Rexnord, Merger Sub or any other subsidiary of Regal Rexnord, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL and (iii) Company Restricted Shares (as defined in the Regal Rexnord Merger Agreement)) will be converted into the right to receive $62.00 in cash, without interest and subject to any required withholding of taxes. The Board of Directors of the Company has unanimously approved the Regal Rexnord Merger Agreement and, as announced in our Current Report on Form 8-K filed with the SEC on January 18, 2023, the Regal Rexnord Merger was approved by our shareholders. The consummation of the Regal Rexnord Merger is subject to customary closing conditions and is expected to occur in the first half of 2023 and potentially in the first quarter of 2023. If the Regal Rexnord Merger Agreement is terminated under specified circumstances, we will be required to pay Regal Rexnord a termination fee of $100 million. The Regal Rexnord Merger Agreement also provides that, in connection with the termination of the Regal Rexnord Merger Agreement under specified antitrust related circumstances, Regal Rexnord will be required to pay us a “reverse termination fee” of $200 million.

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

Goodwill, Intangibles and other long-lived assets. In connection with our acquisitions, goodwill and intangible assets were identified and recorded at fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents, and goodwill. In valuing the customer relationships, trade names and trademarks and product technology, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 1% - 12% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 4 to 29 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill, trademarks and the majority of our trade names are considered indefinite lived assets. Our trade names and our trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.

Accounting standards require that an annual goodwill impairment assessment be conducted at the reporting unit level using either a quantitative or qualitative approach. The Company has determined that its Power Transmission Technologies (“PTT”) reporting segment is comprised of three reporting units. The Company has also determined that its A&S Business reporting segment is comprised of three reporting units.

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using a combination of the discounted cash flow model as well as a market-based approach relying on the Company’s market multiples. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value.

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

Recent Accounting Standards

See the discussion of significant accounting policies in Note 1 of the consolidated financial statements for the year ended December 31, 2022.

Results of Operations.

Amounts in millions, except percentage data

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,945.5	$1,899.8	$1,726.0
Cost of sales	1,252.6	1,224.4	1,103.6
Gross profit	692.9	675.4	622.4
Gross profit percentage	35.6%	35.6%	36.1%
Selling, general and administrative expenses	370.0	368.7	332.2
Impairment charges	13.2	142.4	147.5
Research and development expenses	64.1	63.9	57.8
Restructuring costs	5.2	3.0	7.4
Income from operations	240.4	97.4	77.5
Interest expense, net	51.5	94.5	72.1
Other non-operating (income) expense, net	(0.4)	(4.9)	1.4
Income before income taxes	189.3	7.8	4.0
(Benefit)/Provision for income taxes	62.3	(19.9)	29.5
Net income/(loss)	$127.0	$27.7	$(25.5)

Segment Performance.

Amounts in millions, except percentage data

	Years Ended December 31,
	2022	2021	2020
Net Sales:
Power Transmission Technologies	$985.6	$924.8	$818.6
Automation & Specialty	965.5	979.0	911.8
Intra-segment eliminations	(5.6)	(4.0)	(4.4)
Net sales	$1,945.5	$1,899.8	$1,726.0
Income from operations:
Segment earnings:
Power Transmission Technologies	$136.8	$128.6	$97.5
Automation & Specialty	136.0	(8.3)	(10.4)
Corporate	(27.2)	(19.9)	(2.2)
Restructuring and consolidation costs	(5.2)	(3.0)	(7.4)
Income from operations	$240.4	$97.4	$77.5

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Net sales	$1,945.5	$1,899.8	$45.7	2.4%

Net Sales. The increase in net sales during the year ended December 31, 2022 when compared to the year ended December 31, 2021 is primarily due to strength across most end markets, especially the turf and garden, metals and mining, and factory automation end markets, surcharge revenue, the addition of approximately $46.2 million of sales from Nook and price, which had a favorable impact on net sales of $79.2 million. The increase in net sales was partially offset by the divestiture of the JVS business, which had an unfavorable impact of $141.7 million, along with changes in foreign exchange, which had an unfavorable impact of $71.9 million for the year ended December 31, 2022.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Gross profit	$692.9	$675.4	$17.5	2.6%
Gross profit as a percent of net sales	35.6%	35.6%

Gross profit. Gross profit as a percentage of net sales during the year ended December 31, 2022 was flat when compared to the year ended December 31, 2021. Gross profit was negatively impacted by increasing costs associated with logistics, supply chain and labor as well as the impact from surcharge revenue used to recover these costs with no associated margin. In addition, changes in foreign exchange had an unfavorable impact of $28.4 million. These items were offset by price, which had a favorable impact of $79.2 million for the year ended December 31, 2022.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Selling, general and administrative expense (“SG&A”)	$370.0	$368.7	$1.3	0.4%
SG&A as a percent of net sales	19.0%	19.4%

Selling, general and administrative expenses. The increase in SG&A during the year ended December 31, 2022 when compared to the year ended December 31, 2021 was primarily driven by increased transaction costs, the addition of Nook Industries, and increases in general operating costs such as travel, headcount and merit increases. The increase in SG&A was partially offset by the JVS divestiture and the impact of foreign exchange of $14.1 million.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Research and development expenses (“R&D”)	$64.1	$63.9	$0.2	0.3%

Research and development expenses. The increase in R&D during the year ended December 31, 2022 when compared to the year ended December 31, 2021 was primarily due to merit increases and backfilling open positions as well as the inclusion of R&D expenses from Nook of approximately $1.1 million. The increase in R&D expenses was partially offset by a foreign exchange impact of approximately $3.5 million and the JVS divestiture for the year ended December 31, 2022. Refer to Note 3 for further information on the sale of the JVS business. We expect R&D costs to be approximately 2.5% - 3.5% of sales in future periods.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Restructuring costs	$5.2	$3.0	$2.2	73.3%

Restructuring costs. During the quarter ended September 30, 2017, we commenced a restructuring plan (“2017 Altra Plan”) as a result of Altra’s purchase of Stromag (the “Stromag Acquisition”) and to rationalize our global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. The total 2017 Altra Plan savings are in line with our expectations. In 2022 and 2021, we did not incur any costs as a result of the 2017 Altra Plan and we do not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, we commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize our operating margin. We have incurred and expect to incur expenses related to workforce reductions, lease termination costs and other facility rationalization costs. We expect to incur an additional $1.0 - $2.0 million in restructuring expenses under the 2019 Altra Plan over the next 2 years, primarily related to plant consolidation and headcount reductions. We achieved savings of $2.3 million during the year ended December 31, 2022 under the 2019 Altra Plan and estimate additional future savings to be approximately $4.0 - $5.0 million over the next 2 years. The cost savings for the year ended December 31, 2022 were recognized as improvements in SG&A and cost of sales of approximately $1.6 million and $0.7 million, respectively.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Interest expense, net	$51.5	$94.5	$(43.0)	(45.5)%

Interest expense. The decrease in interest expense during the year ended December 31, 2022 when compared to the year ended December 31, 2021 was primarily due to the impact of our debt refinancing in the prior year and current year debt paydowns, partially offset by higher interest rates. In 2021, in connection with our debt refinancing, we recorded $15.4 million of non-cash interest expense due to the write-off of debt issuance costs related to the extinguishment of the 2018 Term Loan Facility (as defined below). In addition, in 2021, we reclassified the remaining balance of the unrealized loss from the termination of the interest rate swap from accumulated other comprehensive income (loss) to interest expense of approximately $14.9 million of non-cash interest expense. We expect interest expense to increase in 2023 due to a higher interest rate environment partially offset by additional principal payments on our debt.

Amounts in millions, except percentage data	Years Ended December 31,
	2022	2021	Change	%
Provision/(Benefit) for income taxes	$62.3	$(19.9)	$82.2	(413.1)%
Provision/(Benefit) for income taxes as a percent of income before income taxes	32.9%	(255.1)%

Provision/(Benefit) for income taxes. The provision for income tax as a percentage of income before income taxes increased during the year ended December 31, 2022 when compared to the year ended December 31, 2021. Income tax as a percent of income before income taxes during the year ending December 31, 2021 was impacted by a $142.4 million non-cash impairment charge recorded related to the classification of the JVS business as an asset held for sale and by a $2.8 million provision related to disallowed executive compensation. The increase in the provision for income tax as a percent of income before income taxes for the year ended December 31, 2022 was mainly due to an expense of $10.2 million related to the JVS divestiture and a $4.1 million provision related to limited executive compensation deduction. We expect our provision for income taxes before discrete items to be approximately 22% to 24% in future periods.

Segment Performance

Power Transmission Technologies

Net sales in the Power Transmission Technologies segment were $985.6 million in the year ended December 31, 2022, an increase of approximately $60.8 million or 6.6%, from the year ended December 31, 2021. The increase was primarily due to the broad based strength across most of our end markets, especially the metals and mining, turf and garden and agriculture end markets, and price, which had a favorable impact on net sales for the year ended December 31, 2022 of $51.9 million. The increase in net sales was partially offset by changes in foreign exchange, which had an unfavorable impact on net sales of $39.0 million for the year ended

December 31, 2022. Segment operating income increased by approximately $8.2 million compared to the prior year, which was primarily driven by the increase in net sales. This increase was partially offset by increasing costs from logistics, supply chain and labor. In addition, there was a $3.0 million non-cash impairment charge recorded at the Company’s facility in Dessau, Germany, during the third quarter of 2022 related to the expected sale of the building, as well as restructuring expenses related to severance costs associated with the facility closure.

Automation & Specialty

Net sales in the Automation & Specialty business segment were $965.5 million in the year ended December 31, 2022, a decrease of approximately $13.5 million from the year ended December 31, 2021. The decrease was primarily due to the loss of revenue as a result of the sale of the JVS business in April 2022 and unfavorable changes in foreign exchange. The sale of the JVS business had an unfavorable impact of $141.7 million and changes in foreign exchange had an unfavorable impact of $32.9 for the year ended December 31, 2022. The decrease in net sales was partially offset by continued strength in the factory automation end market, and the inclusion of sales from the newly acquired Nook business, which were approximately $46.2 million for the year ended December 31, 2022. Additionally, price and surcharges had a favorable impact on net sales of $76.9 million for the year ended December 31, 2022. Segment operating income increased by approximately $144.3 million compared to the prior year primarily due to the non-cash impairment charges recorded at the JVS reporting unit related to the held for sale classification of $10.2 million and $142.4 million during the years ended December 31, 2022 and 2021, respectively. Excluding the impact of these non-cash impairment charges in 2022 and 2021, income from operations would have increased by approximately $12.1 million for the year ended December 31, 2022 as compared to the prior year, primarily due to the addition of Nook as well as the impact from price, partially offset by the sale of the JVS business.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under the Revolving Credit Facility (as defined below). At December 31, 2022, we had the ability under the Revolving Credit Facility to borrow an additional $730.9 million subject to satisfying customary conditions. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, acquisitions, pensions, dividends and share repurchases.

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

The unaffiliated selling securityholder received the Selling Securityholder Notes from Fortive prior to the closing of the Private Placement in exchange for certain outstanding Fortive debt held or acquired by the unaffiliated selling securityholder. Stevens Holding used the net proceeds of the Primary Notes to fund a dividend payment to Fortive prior to the consummation of the A&S Merger, and Stevens Holding did not receive any proceeds from the sale of the Selling Securityholder Notes.

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

The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 5.446% at December 31, 2022.

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

Borrowings

Below is a summary of borrowings as of December 31, 2022 and 2021, respectively:

	Amounts in millions
	Years Ended December 31,
	2022	2021
Debt:
Term loan	$390.0	$400.0
Revolver	265.0	605.0
Notes	383.7	400.0
Mortgages and other	7.2	9.2
Finance leases	0.3	0.1
Total gross debt	$1,046.2	$1,414.3

Below is a reconciliation of net debt for the year ended December 31, 2022 and 2021, respectively:

	Amounts in millions
	Years Ended December 31,
	2022	2021
Total gross debt	$1,046.2	$1,414.3
Cash	(208.9)	(246.1)
Net Debt	$837.3	$1,168.2

Cash and Cash Equivalents

The following is a summary of our cash balances and cash flows (in millions) as of and for the years ended December 31, 2022 and 2021, respectively.

	2022	2021	Change
Cash and cash equivalents at the beginning of the year	$246.1	$254.4	$(8.3)
Cash flows provided by operating activities	125.0	217.0	(92.0)
Cash flows provided by (used in) in investing activities	253.1	(163.6)	416.7
Cash flows used in financing activities	(395.7)	(52.5)	(343.2)
Effect of exchange rate changes on cash and cash equivalents	(19.6)	(9.2)	(10.4)
Cash and cash equivalents at the end of the year	$208.9	$246.1	$(37.2)

Cash Flows for 2022

Net cash provided by operating activities was approximately $125.0 million for the year ended December 31, 2022, a decrease of approximately $92.0 million as compared to the prior year. The decrease in net cash provided was primarily due to unfavorable changes in trade receivables and accounts payable and accrued liabilities of approximately $73.0 million.

Net cash provided by investing activities was approximately $253.1 million for the year ended December 31, 2022, an increase of approximately $416.7 million as compared to the prior year. The increase in net cash provided was primarily due to cash received for the sale of the JVS business of $321.7 million in 2022 compared to cash paid for the purchase of Nook Industries for $125.2 million in 2021, partially offset by increased property, plant and equipment purchases, a noncontingent purchase price holdback of $8.2 million related to the acquisition of Nook Industries that was released in January 2022, as well as an additional investment in MTEK Industry AB.

Net cash used in financing activities was approximately $395.7 million for the year ended December 31, 2022, an increase of approximately $343.2 million as compared to the prior year. The increase in net cash used was primarily due to increased debt paydowns of approximately $226.4 million when compared to the prior year. The proceeds from the sale of the JVS business were primarily used for payments on our Revolving Credit Facility.

We intend to use our remaining cash and cash equivalents and cash flow from operations to provide for our working capital needs, to fund potential future acquisitions, to service our debt, including principal payments, for capital expenditures, for pension funding, and to pay dividends to our stockholders. As of December 31, 2022, we have approximately $161.1 million of cash and cash equivalents held by foreign subsidiaries. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our Altra Credit Facilities provide additional potential sources of liquidity should they be required.

Capital Expenditures

We made capital expenditures of approximately $55.9 million and $40.6 million in the years ended December 31, 2022 and 2021, respectively. The increase in capital expenditures during 2022 was primarily due to building improvements at several of our locations. These capital expenditures will support on-going business needs.

Long-Term Cash Requirements

Our cash requirements greater than twelve months include payments related to our debt obligations and operating and finance leases. Refer to Note 11 Long-Term Debt and Note 4 Lease Accounting in the Notes to Consolidated Financial Statements for further detail of our contractual obligations and the timing of expected future payments.

From time to time, we may have cash funding requirements associated with our pension plans. As of December 31, 2022, there were no funding requirements for 2023 to 2027. These amounts are based on actuarial assumptions and actual amounts could be materially different.

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

As of December 31, 2022, there were 562.1 thousand shares of unvested restricted stock outstanding under the 2014 Plan. The remaining compensation cost to be recognized through 2024 is $19.9 million. Based on the stock price at December 30, 2022, of $59.75 per share, the intrinsic value of these awards as of December 31, 2022, was $33.6 million.

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

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have experienced rising inflation, and there can be no assurance that inflation will moderate in future periods. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk factors such as fluctuating interest rates, changes in foreign currency rates and changes in commodity prices. At present, we do not utilize any other derivative instruments to manage these risks.

Currency translation. We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. For the year ended December 31, 2022, approximately 42.1% of our revenues and approximately 44.1% of our total operating income were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2022. As of December 31, 2022, the analysis indicated that such an adverse movement would cause our revenues and operating income to fluctuate by approximately 4.2% and 4.4%, respectively.

Currency transaction exposure. Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis. From time to time, the Company may enter into contractual derivative arrangements to manage changes in market conditions, related foreign currency exposure and occasionally on commodity prices.

Interest rate risk. We are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Altra Credit Facilities that are subject to variable interest rates. Interest on the amounts outstanding under the credit facilities is calculated using the Eurodollar rate, plus the applicable margin. As of December 31, 2022, we had $655.0 million in borrowings under our Altra Credit Facilities. A hypothetical change in interest rates of 1% on our outstanding variable rate debt would increase our annual interest expense by approximately $6.6 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion Corp. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill —Portescap Reporting Unit — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and for the Portescap reporting unit, the Company also used the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples. The goodwill balance was $1.5 billion as of December 31, 2022, of which $162 million was allocated to the Portescap reporting unit. The fair value of the Portescap reporting unit exceeded the carrying value by less than 10% as of the annual goodwill impairment date and, therefore, no impairment was recognized. All other reporting units had fair values that exceed their carrying value by 10% or more, as of the annual goodwill impairment date.

Given the significant estimates and assumptions management makes to estimate the fair value of the Portescap reporting unit and the sensitivity of Portescap operations to changes in certain markets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profit margins, EBITDA and revenue multiples, and the selection of the discount rate for Portescap required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, profit margins, and EBITDA and revenue multiples (“forecasts”), and the selection of the discount rate for the Portescap reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Portescap, such as controls related to management’s forecasts and selection of the discount rate.
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

March 1, 2023

We have served as the Company's auditor since 2009.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Balance Sheets

Amounts in millions, except share and per share amounts

	Years Ended December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$208.9	$246.1
Trade receivables, less allowance for credit losses of $4.5 and $4.1 million at December 31, 2022 and 2021, respectively	244.6	224.5
Inventories	338.9	267.8
Income tax receivable	8.9	11.7
Assets held for sale	—	377.3
Prepaid expenses and other current assets	35.1	40.4
Total current assets	836.4	1,167.8
Property, plant and equipment, net	275.1	275.8
Intangible assets, net	970.4	1,057.2
Goodwill	1,524.5	1,564.0
Deferred income taxes	7.5	2.3
Other non-current assets	21.3	13.5
Operating lease right of use assets	41.4	50.0
Total assets	$3,676.6	$4,130.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.8	$173.3
Accrued payroll	67.9	81.8
Accruals and other current liabilities	88.4	77.0
Income tax payable	22.4	6.0
Current portion of long-term debt	20.4	11.1
Liabilities held for sale	—	53.0
Operating lease liabilities	12.4	14.3
Total current liabilities	377.3	416.5
Long-term debt, net of current portion	1,024.1	1,401.0
Deferred income taxes	216.8	250.5
Pension liabilities	17.3	29.9
Long-term taxes payable	1.8	2.7
Other long-term liabilities	6.3	7.3
Operating lease liabilities, net of current portion	30.6	37.6

Stockholders’ equity:
Common stock ($0.001 par value, 120,000,000 shares authorized, 65,279,961 and 64,923,539 shares issued and outstanding at December 31, 2022 and 2021, respectively)	0.1	0.1
Additional paid-in capital	1,727.6	1,718.4
Retained earnings	381.7	277.6
Accumulated other comprehensive loss	(107.0)	(11.0)
Total stockholders’ equity	2,002.4	1,985.1
Total liabilities and stockholders’ equity	$3,676.6	$4,130.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Operations

Amounts in millions, except per share data

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,945.5	$1,899.8	$1,726.0
Cost of sales	1,252.6	1,224.4	1,103.6
Gross profit	692.9	675.4	622.4
Operating expenses:
Selling, general and administrative expenses	370.0	368.7	332.2
Impairment charges	13.2	142.4	147.5
Research and development expenses	64.1	63.9	57.8
Restructuring costs	5.2	3.0	7.4
	452.5	578.0	544.9
Income from operations	240.4	97.4	77.5
Other non-operating income and expense:
Interest expense, net	51.5	94.5	72.1
Other non-operating (income)/expense, net	(0.4)	(4.9)	1.4
	51.1	89.6	73.5
Income before income taxes	189.3	7.8	4.0
Provision/(benefit) for income taxes	62.3	(19.9)	29.5
Net income/(loss)	$127.0	$27.7	$(25.5)
Weighted average shares, basic	65.1	64.8	64.6
Weighted average shares, diluted	65.4	65.4	64.6
Net income/(loss) per share:
Basic	$1.95	$0.43	$(0.39)
Diluted	$1.94	$0.42	$(0.39)
Cash dividend declared per share	$0.35	$0.30	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Comprehensive Income

Amounts in millions, except per share data

	Years Ended December 31,
	2022	2021	2020
Net income/(loss)	$127.0	$27.7	$(25.5)
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	—	—	(11.9)
Reclassification of interest rate swap, net of tax	—	21.5	6.9
Pension & other postretirement benefit obligation adjustment, net of tax	7.4	3.3	(2.6)
Reclassification adjustment of pension plan, net of tax	0.1	0.6	0.4
Change in fair value of net investment hedge, net of tax	—	—	31.2
Foreign currency translation adjustment	(103.5)	(57.5)	87.0
Total other comprehensive (loss)/income:	(96.0)	(32.1)	111.0
Total comprehensive (loss)/income	$31.0	$(4.4)	$85.5

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Stockholders’ Equity

Amounts in millions, except per share data

	Common Stock	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	$0.1	64.2	$1,696.7	$315.4	$(89.9)	$1,922.3
Stock-based compensation and vesting of restricted stock	—	0.5	9.3	—	—	9.3
Net loss	—	—	—	(25.5)	—	(25.5)
Dividends declared, $0.31 per share	—	—	—	(20.4)	—	(20.4)
Total comprehensive income, net of tax	—	—	—	—	111.0	111.0
Balance at December 31, 2020	$0.1	64.7	$1,706.0	$269.5	$21.1	$1,996.7
Stock-based compensation and vesting of restricted stock	—	0.1	10.2	—	—	10.2
Issuance of common stock upon exercise of options	—	0.1	2.2	—	—	2.2
Net income	—	—	—	27.7	—	27.7
Dividends declared, $0.30 per share	—	—	—	(19.6)	—	(19.6)
Total comprehensive loss, net of tax	—	—	—	—	(32.1)	(32.1)
Balance at December 31, 2021	$0.1	64.9	$1,718.4	$277.6	$(11.0)	$1,985.1
Stock-based compensation and vesting of restricted stock	—	0.4	9.2	—	—	9.2
Net income	—	—	—	127.0	—	127.0
Dividends declared, $0.35 per share	—	—	—	(22.9)	—	(22.9)
Total comprehensive loss, net of tax	—	—	—	—	(96.0)	(96.0)
Balance at December 31, 2022	$0.1	65.3	$1,727.6	$381.7	$(107.0)	$2,002.4

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION CORP.

Consolidated Statements of Cash Flows

Amounts in millions

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income/(loss)	$127.0	$27.7	$(25.5)
Adjustments to reconcile net income/(loss) to net cash flows:
Depreciation	39.0	51.9	57.8
Amortization of intangible assets	55.2	70.4	69.8
Amortization of deferred financing costs	1.0	4.0	4.6
Loss on foreign currency, net	1.8	1.5	1.2
Accretion of debt discount	0.2	0.4	0.5
Non-cash amortization of interest rate swap expense	—	25.7	9.0
Impairment charges	13.2	142.4	147.5
Payment for interest rate swap settlement	—	—	(34.7)
Unrealized gain on investment in MTEK Industry AB	(0.7)	—	—
Loss (gain) on disposals and other	0.3	(0.3)	0.7
Loss on extinguishment of debt	—	15.4	—
Loss on debt redemption	0.1	—	—
Benefit for deferred taxes	(32.1)	(82.1)	(28.3)
Stock based compensation	15.3	15.7	13.2
Amortization of inventory fair value adjustment	2.4	—	—
Changes in assets and liabilities, net of assets acquired:
Trade receivables	(37.6)	4.4	10.6
Inventories	(79.0)	(67.4)	19.0
Accounts payable and accrued liabilities	6.0	37.0	18.8
Other current assets and liabilities	19.5	(22.4)	(4.5)
Other operating assets and liabilities	(6.6)	(7.3)	2.8
Net cash provided by operating activities	125.0	217.0	262.5
Cash flows from investing activities
Purchase of property, plant and equipment	(55.9)	(40.6)	(33.7)
Proceeds from sale of property	—	2.2	—
Proceeds from sale of JVS business	321.7	—	—
Proceeds from cross currency interest rate swap settlement	—	—	56.2
Investment in MTEK Industry AB	(4.6)	—	(5.0)
Acquisition of Nook Industries, net of cash acquired	(8.1)	(125.2)	—
A&S Business acquisition purchase price adjustment	—	—	(1.9)
Net cash provided by (used in) investing activities	253.1	(163.6)	15.6
Cash flows from financing activities
Payments of debt issuance costs	—	(3.7)	—
Payments on Term Loan B Facility	—	(1,030.0)	(160.0)
Payments on Revolving Credit Facility	(355.0)	(5.0)	(100.0)
Payments on Term Loan A Facility	(10.0)	—	—
Borrowing under Term Loan A Facility	—	400.0	—
Borrowing under Revolving Credit Facility	15.0	610.0	100.0
Repurchase of Notes	(16.4)	—	—
Dividend payments	(22.3)	(18.3)	(27.8)
Payments of equipment, working capital notes, mortgages and other debt	(1.1)	(5.9)	(1.5)
Proceeds from equipment, working capital notes, mortgages and other debt	0.2	3.7	—
Shares surrendered for tax withholding	(6.1)	(5.5)	(3.9)
Proceeds from issuance of common stock upon exercise of options	—	2.2	—
Net cash used in financing activities	(395.7)	(52.5)	(193.2)
Effect of exchange rate changes on cash and cash equivalents	(19.6)	(9.2)	2.2
Net change in cash and cash equivalents	(37.2)	(8.3)	87.1
Cash and cash equivalents at beginning of year	246.1	254.4	167.3
Cash and cash equivalents at end of year	$208.9	$246.1	$254.4
Cash paid during the year for:
Interest paid on borrowings	$50.4	$49.3	$58.1
Income taxes paid	85.1	82.3	61.7
Non-cash Financing and Investing:
Nook Industries purchase price holdback	$—	$8.2	$—
Acquisition of property, plant and equipment included in accounts payable	2.7	6.8	4.3

The accompanying notes are an integral part of these consolidated financial statements

ALTRA INDUSTRIAL MOTION CORP.

Notes to Consolidated Financial Statements

Amounts in millions (unless otherwise noted)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Braintree, Massachusetts, Altra Industrial Motion Corp. (the “Company”) is a leading global designer, producer and marketer of a wide range of electro-mechanical power transmission motion control (“PTMC”) products. The Company brings together strong brands with production facilities in 17 countries. Altra’s leading brands currently include Ameridrives Couplings, Bauer Gear Motor, Bibby Turboflex, Boston Gear, Delroyd Worm Gear, Formsprag Clutch, Guardian Couplings, Huco, Industrial Clutch, Inertia Dynamics, Kilian Manufacturing, Kollmorgen, Lamiflex Couplings, Marland Clutch, Matrix, Nook Industries, Nuttall Gear, Stieber Clutch, Stromag, Svendborg Brakes, Portescap, TB Wood’s, Thomson, Twiflex, Warner Electric, Warner Linear, and Wichita Clutch.

On October 26, 2022, we entered into an Agreement and Plan of Merger (the “Regal Rexnord Merger Agreement”) with Regal Rexnord Corporation, a Wisconsin corporation (“Regal Rexnord”), and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Regal Rexnord (“Merger Sub”), pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Regal Rexnord (the “Regal Rexnord Merger”). Under the Regal Rexnord Merger Agreement, at the closing of the Regal Rexnord Merger, each issued and outstanding share of our common stock (other than (i) shares owned by the Company, any subsidiary of the Company, Regal Rexnord, Merger Sub or any other subsidiary of Regal Rexnord, (ii) shares owned by stockholders of the Company who have validly exercised their statutory rights of appraisal under the General Corporation Law of the State of Delaware (“DGCL”) and (iii) Company Restricted Shares (as defined in the Regal Rexnord Merger Agreement) will be converted into the right to receive $62.00 in cash, without interest and subject to any required withholding of taxes. As announced in our Current Report on Form 8-K filed with the SEC on January 18, 2023, the Regal Rexnord Merger was approved by our shareholders.

The consummation of the Regal Rexnord Merger is subject to customary closing conditions and is expected to occur in the first half of 2023 and potentially in the first quarter of 2023. If the Regal Rexnord Merger Agreement is terminated under specified circumstances, we will be required to pay Regal Rexnord a termination fee of $100 million. The Regal Rexnord Merger Agreement also provides that, in connection with the termination of the Regal Rexnord Merger Agreement under specified antitrust or foreign direct investment related circumstances, Regal Rexnord will be required to pay us a “reverse termination fee” of $200 million.

During the twelve months ended December 31, 2022, the Company incurred approximately $9.9 million of costs in connection with the proposed merger. These costs related primarily to investment banking and legal fees and are included in transaction-related costs in the consolidated condensed statement of operations. The Company has not recognized any transaction-related costs that are contingent upon the consummation of the proposed merger, including contingent investment banking fees, legal costs, management retention bonuses, acceleration of stock compensation costs, and other costs.

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

The following is a reconciliation of basic to diluted shares outstanding:

	Years Ended December 31,
	2022	2021	2020
Shares used in net income per common share - basic	65.1	64.8	64.6
Effect of dilutive shares	0.3	0.6	—
Shares used in net income per common share - diluted	65.4	65.4	64.6
Shares excluded as their inclusion would be anti-dilutive	—	—	0.2

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents and are classified as Level 1. The carrying values of financial instruments, including accounts receivable, cash equivalents, accounts payable, and other accrued liabilities are carried at cost, which approximates fair value, and are classified as Level 1. Debt under the Altra Credit Agreement (as defined herein) is classified as Level 2 and is comprised of the Term Loan Facility and the Revolving Credit Facility (both as defined herein). The carrying amount of the Term Loan Facility of $390.0 million and the Revolving Credit Facility of $265.0 million approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates. The carrying amount of the Notes (as defined herein) was $383.7 million and the estimated fair value of the Notes was $384.7 million at December 31, 2022. The Notes are classified as Level 2.

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

During 2022, the company recorded an impairment of $3.0 million related to a building expected to be sold upon the closing of its facility in Dessau, Germany. The Company estimated the fair value of the building based on appraisals and sales prices of like properties (Level 2). The net book value of the building is classified as an asset held for sale as part of “Prepaid expenses and Other current assets” in the consolidated balance sheet, as the Company expects it to be sold within the next twelve months.

In December 2020 and May 2022, the Company invested approximately $5.0 million and $4.6 million, respectively, for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. The equity investments do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value using the net asset value per share. Therefore, in accordance with ASU 2016-01, the Company elected to measure the investments at their cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or a similar investment of the same issuer. These investments are considered Level 3 assets based on the lack of observable inputs and are classified within other non-current assets in the consolidated balance sheets. The Company monitors its equity investment in MTEK for indicators of impairment or upward adjustments on an ongoing basis. If the Company determines that such an indicator is present, an adjustment will be recorded, which will be measured as the difference between the carrying value and estimated fair value. During the quarter ended June 30, 2022, the Company reassessed the value of its December 2020 investment and recognized a $0.7 million unrealized holding gain as a result of an observable price change from the additional investment made in May 2022. As of December 31, 2022, there were no other indicators that support an adjustment to MTEK’s carrying value.

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

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying consolidated statements of operations. Net foreign currency transaction gains and losses for the years ended December 31, 2022, 2021 and 2020 were inconsequential.

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

Depreciation of property, plant and equipment, including finance leases, is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	7 to 45 years
Machinery and equipment	2 to 15 years
Finance leases	Life of lease

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

Intangible Assets

Intangible assets represent product technology, patents, tradenames, trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 4 to 29 years, which approximates the period of economic benefit. Trademarks and the majority of our trade names are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. Intangibles are stated net of accumulated amortization.

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

In connection with the Company’s annual impairment review, goodwill is assessed for impairment by comparing the fair value of the reporting unit to the carrying value. The Company’s measurement date is October 31st. The Company determines the fair value of its reporting units using a combination of the discounted cash flow model as well as a market-based approach relying on the Company’s market multiples. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, amortization (EBITDA) multiples and revenue multiples. The Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. An impairment loss would be recognized to the extent that a reporting unit’s carrying amount exceeded its deemed fair value. Refer to Note 7 for additional discussion of the Company’s annual impairment review.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to approximately $7.2 million, $6.0 million and $5.0 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following is a reconciliation of changes in Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Gains and (Losses) on Cash Flow Hedges	Pension & Other Post Retirement Benefit Plans	Cumulative Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income/(loss) by component, January 1, 2020	$(16.5)	$(1.5)	$(71.9)	$(89.9)
Change in fair value of interest rate swap, net of tax	(11.9)	—	—	(11.9)
Reclassification of interest rate swap to income, net of tax	6.9	—	—	6.9
Pension adjustments, net of tax	—	(2.6)	—	(2.6)
Reclassification of pension adjustments, net of tax	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	87.0	87.0
Change in fair value of net investment hedge, net of tax	—	—	31.2	31.2
Net current-period other comprehensive income/(loss)	(5.0)	(2.2)	118.2	111.0
Accumulated other comprehensive income/(loss) by component, December 31, 2020	$(21.5)	$(3.7)	$46.3	$21.1
Reclassification of interest rate swap to income, net of tax	21.5	—	—	21.5
Pension & other post retirement benefit obligation adjustment, net of tax	—	3.3	—	3.3
Reclassification of pension adjustments, net of tax	—	0.6	—	0.6
Foreign currency translation adjustments	—	—	(57.5)	(57.5)
Net current-period other comprehensive income/(loss)	21.5	3.9	(57.5)	(32.1)
Accumulated other comprehensive income/(loss) by component, December 31, 2021	$—	$0.2	$(11.2)	$(11.0)
Pension & other post retirement benefit obligation adjustment, net of tax	—	7.4	—	7.4
Reclassification of pension adjustments, net of tax	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	(103.5)	(103.5)
Net current-period other comprehensive income/(loss)	—	7.5	(103.5)	(96.0)
Accumulated other comprehensive income/(loss) by component, December 31, 2022	$—	$7.7	$(114.7)	$(107.0)

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides relief from certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The relief provided by this ASU is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company evaluated the optional relief guidance provided within this ASU and concluded it will not have a material impact because the Company’s financial instruments potentially affected by this standard include language allowing for a rate other than LIBOR to be applied upon transition.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company does not expect adoption of this standard to have a significant impact on the consolidated financial statements.

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

	Years Ended December 31,
	2022	2021	2020
Net Sales:
Power Transmission Technologies	$985.6	$924.8	$818.6
Automation & Specialty	965.5	979.0	911.8
Inter-segment eliminations	(5.6)	(4.0)	(4.4)
Net sales	$1,945.5	$1,899.8	$1,726.0

Net sales by geographic region based on point of shipment origin are as follows:

	Net Sales
	Years Ended December 31,
	2022	2021	2020
North America (primarily U.S.)	$1,124.2	$1,018.3	$914.9
Europe excluding Germany	344.8	341.9	289.3
Germany	209.5	200.0	185.8
China	148.0	222.9	222.5
Asia and other (excluding China)	119.0	116.7	113.5
Total	$1,945.5	$1,899.8	$1,726.0

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

The Company had inconsequential contract assets for the year to date periods ended December 31, 2022 and December 31, 2021, respectively. The opening and closing balances of the Company’s current contract liabilities as of the year to date periods ended December 31, 2022 and December 31, 2021 are as follows:

	Years Ended December 31,
	2022	2021
Beginning balance	$13.5	$10.3
Closing balance	16.9	13.5
Increase	$3.4	$3.2

In the twelve-month period ended December 31, 2022 and December 31, 2021, respectively, all outstanding revenue has been recognized related to our contract liabilities at the beginning of the related period.

3. Acquisitions and Divestitures

Nook Industries Acquisition

On December 31, 2021, the Company acquired all of the issued and outstanding equity interests of Nook Industries, LLC (“Nook” or “Nook Industries”), a leader in the U.S. engineered linear motion industry. The acquisition expands the Company’s current portfolio of linear product offerings. The acquisition was accounted for as a business combination using the acquisition method of accounting and the results have been integrated into the Company's Automation & Specialty (“A&S”) segment.

The aggregate purchase price of approximately $138.1 million consisted of $124.8 million of cash transferred, net of $5.1 million of cash acquired, and a noncontingent purchase price holdback of $8.2 million. The purchase price holdback was recorded in accruals and other current liabilities at December 31, 2021 and was paid in January 2022. The Company borrowed $130.0 million under its Revolving Credit Facility in December 2021 to finance the transaction.

As of December 31, 2022, the Company’s acquisition accounting is complete and the allocation of price and the calculation of fair value of all the acquired identifiable assets and liabilities for the Nook Acquisition is final. The measurement period adjustments which reflected new information obtained about facts and circumstances that existed as of the acquisition date reduced goodwill by $0.1 million and related to changes in working capital, inventory, property, plant and equipment and accrued expenses. The purchase price allocation below includes such adjustments:

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

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is deductible for income tax purposes in the United States. The goodwill in this acquisition is attributable to the Company’s expectation to achieve synergies, such as the ability to cross-sell products, and the ability to optimize the cost structure.

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

Jacobs Vehicle Systems (“JVS”) Divestiture

In the fourth quarter of 2021, the Company committed to a plan to sell our JVS business within our A&S reporting segment in an effort to exit the heavy-duty trucks industry. On February 8, 2022, the Company entered into a purchase and sale agreement with Cummins Inc. (the “Buyer”) for $325.0 million in cash subject to customary adjustments, and on April 8, 2022, the Company completed the sale. Transaction costs related to the divestiture totaled approximately $8.6 million. The Company received net cash consideration of approximately $321.7 million, inclusive of customary purchase price adjustments. The Company determined the criteria to be classified as held for sale were met and the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from December 31, 2021 until the transaction was completed on April 8, 2022. The Company determined that the disposal group classified as held for sale did not meet the criteria for classification as discontinued operations as the disposal was not considered a strategic shift that had a major effect on the Company’s operations and financial results. The JVS business was not a significant disposal based on the Company’s quantitative and qualitative evaluation.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, the Company recorded a non-cash goodwill impairment charge of $60.0 million reflected in the fourth quarter of 2021 as the sale was considered to be a triggering event to evaluate goodwill impairment for the JVS reporting unit. Additionally, the Company recorded an asset held for sale impairment charge of $82.4 million, for a total impairment charge of $142.4 million in 2021. The Company recorded additional asset held for sale impairment charges of $10.2 million during the year ended December 31, 2022.

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

4. Lease Accounting

We lease property and equipment under finance and operating leases. At December 31, 2022, the Company’s right-of-use (“ROU”) assets and lease liabilities for operating and finance leases totaled approximately $46.0 and $43.3 million, respectively. At December 31, 2021, the Company’s ROU assets and lease liabilities for operating and finance leases totaled approximately $50.1 and $52.0 million, respectively. Finance lease ROU assets are included in Property, Plant and Equipment, net and finance lease liabilities are included in current and non-current Long-Term Debt on the Company’s consolidated balance sheets.

Quantitative information regarding the Company’s leases is as follows:

	Years Ended December 31,
	2022	2021
Lease cost(1):
Operating lease cost	13.9	16.1
Short-term lease cost	0.3	0.4
Total lease cost	$14.2	$16.5

(1)
Finance lease costs and variable lease costs are immaterial to the Company. The Company does not have lease or sub-lease income.

Maturities of Lease Liabilities	Operating Leases	Finance Leases
2023	$13.7	$0.0
2024	9.9	0.0
2025	7.2	0.0
2026	5.0	0.0
2027	2.7	0.0
After 2027	9.2	—
Total lease payments	47.7	0.3
Less interest	(4.7)	—
Present value of lease liabilities	$43.0	$0.3

	Years Ended December 31,
	2022	2021
Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.3	$16.4
Investing cash flows from finance leases	$2.0	$—
Weighted average remaining lease term - finance leases (in years)	4.92	1.29
Weighted average remaining lease term - operating leases (in years)	5.15	5.03
Average discount rate - finance leases	4.83%	5.07%
Average discount rate - operating leases	3.64%	3.52%

5. Inventories

Inventories consisted of the following:

	Years Ended December 31,
	2022	2021
Raw materials	$172.1	$124.1
Work in process	31.1	26.7
Finished goods	135.7	117.0
	$338.9	$267.8

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Years Ended December 31,
	2022	2021
Land	$40.3	$40.6
Buildings and improvements	135.2	141.3
Machinery and equipment	444.3	419.4
	619.8	601.3
Less-Accumulated depreciation	(344.7)	(325.5)
	$275.1	$275.8

The Company recorded $39.0 million, $51.9 million and $57.8 million of depreciation expense in the years ended December 31, 2022, 2021, and 2020, respectively.

7. Goodwill and Intangible Assets

In connection with the Company’s annual impairment review as of October 31st, goodwill and intangible assets are assessed for impairment by comparing the fair value of the reporting unit to the carrying value. During 2022, the Portescap reporting unit experienced lower than anticipated financial results and its fair value exceeded its carrying value by less than 10% as of the annual impairment review for both goodwill and tradename intangible assets. Additionally, the Stromag reporting unit's tradename intangible asset fair value exceeded its carrying value by less than 10%. The goodwill balance at the Portescap reporting unit was $162.0 million, out of a total goodwill balance of $1.5 billion as of December 31, 2022. The carrying values of the tradename intangible assets at the Portescap and Stromag reporting units were $28.0 million and $19.1 million, respectively, out of a total net intangible asset balance of $970.4 million as of December 31, 2022. All other reporting units have fair values that exceed their carrying value by 10% or more.

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

The changes in the carrying value of goodwill by segment for the years ended December 31, 2022 and 2021 are as follows:

	Power Transmission Technologies	Automation & Specialty	Total
Goodwill	$452.4	$1,314.5	$1,766.9
Accumulated impairment loss	(31.8)	(139.1)	(170.9)
Balance January 1, 2021	$420.6	$1,175.4	$1,596.0
Impact of changes in foreign currency and other	(9.6)	(18.0)	(27.6)
Acquired goodwill related to the acquisition of Nook Industries	—	55.6	55.6
Other (1)	—	(60.0)	(60.0)
Balance December 31, 2021	411.0	1,153.0	1,564.0
Impact of changes in foreign currency and other	(7.2)	(32.2)	(39.4)
Measurement period adjustments related to the acquisition of Nook Industries	—	(0.1)	(0.1)
Balance December 31, 2022	$403.8	$1,120.7	$1,524.5
(1) Reflects the goodwill of the JVS reporting unit, which is the disposal group classified as held for sale in 2021. Refer to Note 3 for further information.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Other intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks (1)	$204.3	$0.3	$204.0	$212.2	$—	$212.2
Intangible assets subject to amortization:
Customer relationships	928.2	240.3	687.9	960.2	206.4	753.8
Product technology and patents	142.4	63.9	78.5	141.4	50.2	91.2
Total intangible assets	$1,274.9	$304.5	$970.4	$1,313.8	$256.6	$1,057.2

(1) While the majority of the Company's tradenames are considered indefinite lived intangible assets, tradenames acquired through the acquisition of Nook are subject to amortization. The net book value of Nook’s tradename was approximately $0.8 million as of December 31, 2022.

Changes in our gross intangible assets from December 31, 2021 to December 31, 2022 were primarily the result of foreign currency translation effects.

The Company recorded $55.2 million, $70.4 million, and $69.8 million of amortization for the years ended December 31, 2022, 2021 and 2020, respectively.

Customer relationships, product technology and patents are amortized over their useful lives ranging from 4 to 29 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 14 years.

The estimated amortization expense for intangible assets is approximately $54.0 million in 2023, $53.6 million in 2024, $53.0 million in 2025, $51.8 million in 2026, $51.8 million in 2027, and $503.0 million thereafter.

8. Warranty Costs

The contractual warranty period of the Company’s products generally ranges from three months to two years with certain warranties extending for longer periods. Estimated expenses related to product warranties are accrued at the time products are sold to customers and are recorded in accruals and other current liabilities on the consolidated balance sheet. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for each of the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$8.3	$9.6	$10.0
Accrued current period warranty expense	3.3	3.7	3.5
Payments and adjustments	(2.1)	(5.0)	(3.9)
Balance at end of year	$9.5	$8.3	$9.6

9. Income Taxes

Income (loss) before income taxes by domestic and foreign locations consists of the following:

	Years Ended December 31,
	2022	2021	2020
Domestic	$68.5	$(143.8)	$(38.1)
Foreign	120.8	151.6	42.1
Total	$189.3	$7.8	$4.0

The components of the provision for income taxes consist of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$45.8	$18.8	$14.5
State	6.7	3.8	2.2
Non-U.S.	41.9	39.6	41.1
	94.4	62.2	57.8
Deferred:
Federal	(18.6)	(70.8)	(15.3)
State	(0.0)	(6.1)	(2.1)
Non-U.S.	(13.5)	(5.2)	(10.9)
	(32.1)	(82.1)	(28.3)
Provision/(benefit) for income taxes	$62.3	$(19.9)	$29.5

A reconciliation from tax at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at U.S. federal income tax rate	$39.7	$1.7	$0.9
State taxes, net of federal income tax effect	3.5	0.7	0.3
Other changes in tax rate	1.0	(0.2)	(0.2)
Outside basis difference	11.5	(11.5)	—
Foreign taxes	3.2	2.3	3.9
Global intangible low-taxed income	7.9	0.8	(2.1)
Valuation allowance	0.1	0.5	0.5
Tax credits and incentives	(3.1)	(2.0)	(2.5)
Impairment charges	(3.3)	(14.5)	29.0
Other	1.8	2.3	(0.3)
Provision/(benefit) for income taxes	$62.3	$(19.9)	$29.5

The Company and its subsidiaries file a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company and its subsidiaries also file consolidated and separate income tax returns in various non U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2019. Additionally, the Company has indemnification agreements with the sellers of the Nook, A&S Business, Guardian, Svendborg, Lamiflex, Bauer, and Stromag entities that may provide for reimbursement to the Company for payments made in satisfaction of income tax liabilities relating to pre-acquisition periods.

The Company does not have any material unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense, if applicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Post-retirement obligations	$2.7	$5.7
Tax credits	1.1	1.8
Expenses not currently deductible	37.1	28.7
Net operating loss carryover	6.5	6.0
Debt and derivative instruments	1.4	8.6
Operating lease liabilities	9.9	12.1
Other	2.2	15.2
Total deferred tax assets	60.9	78.1
Valuation allowance for deferred tax assets	(4.2)	(4.3)
Net deferred tax assets	56.7	73.8
Deferred tax liabilities:
Property, plant and equipment	19.7	35.7
Intangible assets	217.8	256.6
Goodwill	11.2	9.9
Operating lease right of use asset	9.7	11.6
Other	7.6	8.2
Total deferred liabilities	266.0	322.0
Net deferred tax liabilities	$209.3	$248.2

On December 31, 2022 the Company had state net operating loss (NOL) carry forwards of $13.7 million, which expire between 2025 and 2038, and non U.S. NOL and capital loss carryforwards of $21.6 million, of which substantially all have an unlimited carryforward period. The NOL carryforwards available are subject to limitations on their annual usage. The Company also has federal and state tax credits of $1.5 million available to reduce future income taxes that expire between 2022 and 2036.

Valuation allowances are established for deferred tax assets when management believes it is more likely than not that the associated benefit may not be realized. The Company periodically reviews the adequacy of its valuation allowances and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. Valuation allowances have been established due to the uncertainty of realizing the benefits of certain net operating losses, capital loss carryforwards, tax credits, and other tax attributes. The valuation allowances are primarily related to certain non-U.S. NOL carryforwards and capital loss carryforwards.

As of December 31, 2022, the Company has approximately $62.8 million of undistributed earnings in its foreign subsidiaries. During the fourth quarter of 2022, the Company determined that approximately $28.6 million of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $34.2 million of undistributed earnings from non-U.S. subsidiaries as of December 31, 2022 which are indefinitely reinvested in operations. As a result of the multiple avenues to repatriate earnings to minimize the tax cost, and further given that a portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

10. Pension and Other Employee Benefits

Defined Benefit (Pension)

The Company sponsors various defined benefit (pension) plans for certain active employees.

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) plans as of December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Change in benefit obligation:
Obligation at beginning of year	$43.2	$48.3	$42.2
Service cost	0.6	0.7	0.7
Interest cost	0.3	0.2	0.3
Contributions	0.2	0.2	0.2
Actuarial (gains) losses	(9.6)	(0.6)	2.4
Amendments	—	(0.7)	0.9
Foreign exchange effect	(1.7)	(2.7)	4.0
Benefits paid	(2.0)	(2.2)	(2.4)
Obligation at end of year	$31.0	$43.2	$48.3
Change in plan assets:
Fair value of plan assets, beginning of year	$13.3	$12.9	$11.4
Actual return on plan assets	0.8	1.2	0.6
Contributions	0.4	0.5	0.6
Foreign exchange effect	(0.1)	(0.5)	1.1
Benefits paid	(0.7)	(0.8)	(0.8)
Fair value of plan assets, end of year	$13.7	$13.3	$12.9
Unfunded status	17.3	29.9	35.4
Amounts recognized in the balance sheet consist of:
Total non-current liabilities	$17.3	$29.9	$35.4

For the pension plan presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets.

Certain, primarily unionized, employees are entitled to limited grandfathered postretirement benefits (medical, dental, and life insurance coverage). The accumulated benefit obligation for the post-retirement benefit plans, which are not funded, at December 31, 2022, 2021 and 2020 are $2.7 million, $4.2 million and $6.0 million respectively. The balances are included within other long-term liabilities on the consolidated balance sheet. The Company recorded an inconsequential amount of income for the years ended December 31, 2022, 2021 and 2020. The Company recorded a loss in Accumulated Other Comprehensive Income (Loss) during the year ended December 31, 2022 of $0.6 million ($0.4 million net of tax).

The key economic assumptions used in the computation of the respective benefit obligations at December 31, 2022, 2021 and 2020, presented below are as follows:

	Non-US Pension Benefits
	2022	2021	2020
Discount rate	3.24%	0.67%	0.61%
Rate of compensation increase	1.28%	2.02%	2.10%

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits
	Non-US Plans
	Years Ended December 31,
	2022	2021	2020
Service cost	$0.6	$0.7	$0.7
Interest cost	0.3	0.2	0.3
Expected return on plan assets	(0.4)	(0.4)	(0.5)
Amortization of actuarial losses and prior year service costs	0.0	0.6	0.4
Net periodic benefit cost	$0.5	$1.1	$0.9

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits
	Non-US Plan
	Years Ended December 31,
	2022	2021	2020
Discount rate	6.63%	2.66%	1.86%
Rate of compensation increase	2.13%	2.60%	2.63%
Expected return on plan assets	3.15%	3.40%	3.70%

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

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2022, 2021 and 2020 consist of the following:

	Years Ended December 31,
	2022	2021	2020
Unrecognized actuarial (loss) gain	$6.0	$(2.1)	$(4.2)
Unrecognized prior service credit	0.8	1.0	0.5
Accumulated other comprehensive (loss) income (net of ($1.4 million), $0.8 million and $1.0 million of tax (loss)/benefit, respectively)	$6.8	$(1.1)	$(3.7)

The unrecognized prior service cost included in accumulated other compressive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2023 is $0.1 million (net of $0.0 million tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2023 is $0.1 million (net of $0.0 million of tax).

Other changes recognized in other comprehensive income (loss) in the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Incurred net actuarial (loss) gain	$7.9	$1.3	$(2.6)
Amortization of prior service credit	(0.1)	—	(0.1)
Amortization of net actuarial (loss) gain	0.1	0.6	0.5
Settlement recognition of net actuarial (loss)	—	0.7	—
Total recognized in accumulated other comprehensive (loss) income (net of $(2.2 million), ($0.6 million) and $0.5 million) of tax (loss)/benefit, respectively)	$7.9	$2.6	$(2.2)

Fair Value of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2022, 2021 and 2020 by asset category is as follows:

	Years Ended December 31,
	2022	2021	2020
Asset Category:
Cash and cash equivalents (Level 1)	$0.7	$1.0	$0.8
Fixed income (Level 1)	3.2	3.8	3.8
Investment grade (Level 2)	4.5	4.3	4.4
Other private investments (Level 3)	5.3	4.2	3.9
Total assets at fair value	$13.7	$13.3	$12.9

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

Pension Benefits
Expected benefit payments (from plan assets)
2023	$1.9
2024	2.5
2025	1.8
2026	1.7
2027	1.8
Thereafter	7.9

The Company has no minimum cash funding requirements associated with its pension plans for years 2023 through 2027.

Defined Contribution Plans

Under the terms of the Company’s defined contribution plans, eligible employees may contribute up to 75% percent of their eligible compensation to the plan on a pre-tax basis, subject to annual IRS limitations. The Company makes matching contributions equal to half of the first six percent of eligible compensation contributed by each employee and made a unilateral contribution (including for non-contributing employees). The Company’s expense associated with the defined contribution plans was $12.5 million, $11.8 million and $11.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

11. Long-Term Debt

	Years Ended December 31,
	2022	2021
Debt:
Term loan	$390.0	$400.0
Revolver	265.0	605.0
Notes	383.7	400.0
Mortgages and other	7.2	9.2
Finance leases	0.3	0.1
Total gross debt	1,046.2	1,414.3
Less: debt discount and deferred financing costs	(1.7)	(2.2)
Total debt, net of debt discount and deferred financing costs	1,044.5	1,412.1
Less current portion of long-term debt	(20.4)	(11.1)
Total long-term debt	$1,024.1	$1,401.0

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

The stated maturity date of the Credit Facilities is November 17, 2026, and there are scheduled quarterly principal payments due on the outstanding amount on the Term Loan Facility. The amounts available under the Revolving Credit Facility may be drawn upon in accordance with the terms of the Credit Agreement. All amounts outstanding under the Credit Facilities are due on the stated maturity or such earlier time, if any, required under the Credit Agreement. The amounts owed under either of the Credit Facilities may be prepaid at any time, subject to usual notification and breakage payment provisions. Interest on the amounts outstanding under the Credit Facilities is calculated using either a Base Rate or Eurocurrency Rate, plus the applicable margin. The applicable margins for Eurocurrency Loans are between 1.000% to 1.750%, and for Base Rate Loans are between 0.000% and 0.750%. The amounts of the margins are calculated based on the Total Leverage Ratio (as defined in the Credit Agreement). A portion of the Revolving Credit Facility may be used for the issuance of letters of credit, and a portion of the amount of the Revolving Credit Facility is available for borrowings in certain agreed upon foreign currencies. The interest rate on the Credit Facilities was 5.446% at December 31, 2022.

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

The Company incurred $3.7 million in issuance costs during the year ended December 31, 2021, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

As of December 31, 2022, the Company had $655.0 million outstanding on the Credit Agreement. As of December 31, 2022 and 2021, the Company had $4.1 million and $4.8 million in letters of credit outstanding, respectively. The Company had $730.9 million available to borrow under the Credit Facilities at December 31, 2022, subject to customary conditions including the accuracy of representation and warranties and the absence of defaults.

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

During the year ended December 31, 2022, the Company repurchased in the open market approximately $16.3 million aggregate principal amount of its Notes and paid approximately $16.4 million, including an early termination premium of approximately $0.1 million, which was recorded within Other non-operating (income) and expense in the Consolidated Statement of Operations.

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

Finance Leases

The Company leases certain equipment under finance lease arrangements, whose obligations are included in both short-term and long-term debt. Finance lease obligations amounted to approximately $0.3 million and $0.1 million at December 31, 2022 and 2021, respectively. Assets subject to finance leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2022 or 2021 under any of the overdraft agreements.

Maturities on Long-Term Borrowings

Maturities on long-term borrowings, excluding finance leases and debt issuance costs, are as follows:	Amount
2023	$20.4
2024	20.2
2025	20.2
2026	978.7
2027	—
Thereafter	6.4
Total	$1,045.9

12. Stockholders’ Equity

Common Stock (shares not in thousands)

Effective October 1, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Altra common stock from 90,000,000 shares to 120,000,000 shares. As of December 31, 2022 and 2021, there were 65,279,961 and 64,923,539 shares of common stock issued and outstanding, respectively.

Preferred Stock

On December 20, 2006, the Company amended and restated its certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock (“Preferred Stock”). The Preferred Stock may be issued from time to time in one or more classes or series, the shares of each class or series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions as determined by the Company’s Board of Directors. There was no Preferred Stock issued or outstanding at December 31, 2022, 2021, or 2020.

Restricted Common Stock

The 2014 Omnibus Incentive Plan (the “2014 Plan”) provides for various forms of stock based compensation to our directors, executive personnel and other key employees and consultants. Under the 2014 Plan, the total number of shares of common stock available for delivery pursuant to the grant of awards (“Awards”) was approximately 3.8 million as of December 31, 2022.

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

The 2014 Plan permits the Company to grant, among other things, restricted stock, restricted stock units, stock options and performance share awards to key employees. Certain awards include vesting based upon achievement of specified market conditions. Compensation expense recorded (in selling, general and administrative expense) during the years ended December 31, 2022, 2021 and 2020 was $15.3 million, $15.7 million, and $13.2 million, respectively. The Company recognizes stock-based compensation expense on a straight-line basis for the shares vesting ratably under the plan and uses the graded-vesting method of recognizing stock-based compensation expense for the performance share awards based on the probability of the specific performance metrics being achieved over the requisite service period. Total remaining unrecognized compensation cost is approximately $19.9 million as of December 31, 2022, and will be recognized over a weighted average remaining period of three years.

Stock Options

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021
Expected term (in years)	6.3 - 6.5	6.0 - 6.5
Expected volatility factor	44.20% - 43.71%	43.11% - 42.16%
Risk free interest rate	1.86% - 1.87%	0.66% - 0.75%
Expected dividend yield	1.25%	0.80% - 0.82%

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

The following table summarizes the stock option activity under the Company’s plan for the year ended December 31, 2022:

	Weighted Average Remaining Contractual Life in Years	Options (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022		500.0	$39.26
Granted		176.2	45.05
Outstanding at December 31, 2022	7.6	676.2	$40.77	$12.8
Exercisable at December 31, 2022	7.0	415.0	$37.53	$9.2
Unvested and expected to vest at December 31, 2022	8.4	245.2	$45.86	$3.4

Restricted Stock Units

The following table summarizes the Restricted Stock Unit (“RSU”) activity under the Company’s plan for the year ended December 31, 2022:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	420.5	$42.21
Granted	229.9	44.38
Vested	(212.4)	40.34
Canceled/Forfeited	(63.1)	45.70
Unvested at December 31, 2022	374.9	$44.11	$22.4

The total fair value and total intrinsic value of RSUs vested during the year ended December 31, 2022 was $8.6 million and $9.9 million, respectively.

Performance Share Awards

During fiscal 2022, 2021 and 2020, the Company granted Performance Share Awards (“PSAs”) to certain of its officers and employees. The performance objective of the PSAs measures the Total Shareholder Return (“TSR”) against the TSR for a peer group of companies over a measurement period of three years from the time of grant. Award payouts for the PSAs are based on the percentile rank of the Company’s TSR compared to the TSR of peer group companies over the performance period. The following table summarizes the PSA activity under the Company’s plan for the year ended December 31, 2022:

	Shares (In thousands)	Weighted-average grant date fair value	Aggregate Intrinsic Value (In millions)
Unvested at January 1, 2022	286.5	$40.23
Granted	132.8	45.45
Vested	(232.1)	33.09
Unvested at December 31, 2022	187.2	$51.29	$11.2

The total fair value and total intrinsic value of PSAs vested during the year ended December 31, 2022 was $7.7 million and $12.2 million, respectively.

The fair value of PSAs is determined utilizing the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model, which were based on historical data and standard industry valuation practices and methodology:

	Years Ended December 31,
	2022	2021
PSA fair value per share	$45.45	$64.43
Expected volatility factor	57.27%	55.85%
Risk free interest rate	1.64%	0.18%
Expected dividend yield	0.00%	0.00%

Share Repurchase Program

On April 26, 2022, our Board of Directors approved a share repurchase program authorizing the buyback of up to $300 million of the Company’s common stock through December 31, 2024. There was no share repurchase activity during the year ended December 31, 2022.
13. Concentrations

Financial instruments, which are potentially subject to counterparty performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within 30 days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the years ended December 31, 2022, 2021 and 2020.

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

During 2017, the Company commenced a restructuring plan (“2017 Altra Plan”) as a result of the Company’s purchase of Stromag and to rationalize its global renewable energy business. The actions taken pursuant to the 2017 Altra Plan included reducing headcount, facility consolidations and the elimination of certain costs. In 2022 and 2021, the Company did not incur any costs as a result of the 2017 Altra Plan. In 2020, the Company incurred $0.5 million related to headcount reduction. The Company does not expect to incur any additional material costs as a result of the 2017 Altra Plan.

During 2019, the Company commenced a restructuring plan (“2019 Altra Plan”) to drive efficiencies, reduce the number of facilities and optimize its operating margin. The Company expects to incur an additional $1.0 - $2.0 million in restructuring expenses under the 2019 Altra Plan over the next two years, primarily related to headcount reductions and plant consolidations. For the year to date period ended December 31, 2022, the Company incurred expenses of $5.2 million comprised mainly of severance costs. For the year to date period ended December 31, 2021, the Company recorded approximately $2.0 million in expenses related to workforce reductions, $0.8 million in expenses related to facilities consolidation and relocation costs, and $0.2 million in other restructuring expense related charges. For the year to date period ended December 31, 2020, the Company recorded approximately $5.0 million in expenses related to workforce reductions, $0.6 million in expenses related to facilities consolidation and relocation costs, and $1.3 million in other restructuring expense related charges.

The following table is a reconciliation of the accrued restructuring costs between January 1, 2020 and December 31, 2022.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Balance at January 1, 2020	$1.5	$2.6	$4.1
Restructuring expense incurred	0.5	6.9	7.4
Cash payments	(1.5)	(7.7)	(9.2)
Balance at December 31, 2020	0.5	1.8	2.3
Restructuring expense incurred	—	3.0	3.0
Cash payments	(0.5)	(4.3)	(4.8)
Balance at December 31, 2021	—	0.5	0.5
Restructuring expense incurred	—	5.2	5.2
Cash payments	—	(2.2)	(2.2)
Balance at December 31, 2022	$—	$3.5	$3.5

The total accrued restructuring reserve as of December 31, 2022 relates to severance to be paid to former employees and facility consolidation and relocation costs under the 2019 Altra Plan and is recorded in accruals and other current liabilities on the accompanying consolidated balance sheet.

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2022.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$4.0	$4.0
Automation & Specialty	—	1.2	1.2
Expense for the year ending December 31, 2022	$—	$5.2	$5.2

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2021.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$—	$1.8	$1.8
Automation & Specialty	—	1.2	1.2
Expense for the year ending December 31, 2021	$—	$3.0	$3.0

The following table is a reconciliation of restructuring expense by segment for the year ending December 31, 2020.

	2017 Altra Plan	2019 Altra Plan	Total All Plans
Power Transmission Technologies	$0.5	$4.2	$4.7
Automation & Specialty	—	2.7	2.7
Expense for the year ending December 31, 2020	$0.5	$6.9	$7.4

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

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income (loss) (“AOCIL”). The gains or losses on derivative instruments reported in AOCIL are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged. For the year ended December 31, 2019, the Company recorded a gain in AOCIL of approximately $19.8 million, net of $3.6 million of tax. During the first quarter of 2020, the global economy declined substantially due to the impact of COVID-19. This decline resulted in a significant increase in the value of the U.S. dollar. The appreciation of the U.S. dollar resulted in the Company’s cross-currency interest rate swaps being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the cross-currency interest rate swaps during the first quarter of 2020. The Company received the cash value of the cross-currency interest rate swaps of approximately $56.2 million upon termination. In addition, the Company paid the interest owed and received the interest due, resulting in the recognition of approximately $3.3 million in net interest income, and paid termination fees of approximately $0.9 million. Through the date of the termination of the cross-currency interest rate swaps, the Company recorded a gain in AOCIL of approximately $31.2 million, net of $9.9 million of tax. At December 31, 2022 and 2021, the Company had a gain in AOCIL of approximately $44.8 million, net of $11.4 million of tax. That balance will remain in AOCIL until the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidations of the entities being hedged.

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

There were no material amounts accrued in the accompanying consolidated balance sheets for potential litigation as of December 31, 2022 or 2021.

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

•
Automation & Specialty. Our Automation & Specialty segment consists of the following key brands:

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

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Year Ended December 31,
	2022	2021	2020
Net Sales:
Power Transmission Technologies	$985.6	$924.8	$818.6
Automation & Specialty	965.5	979.0	911.8
Inter-segment eliminations	(5.6)	(4.0)	(4.4)
Net sales	$1,945.5	$1,899.8	$1,726.0
Income from operations:
Segment earnings:
Power Transmission Technologies (1)	$136.8	$128.6	$97.5
Automation & Specialty (2)	136.0	(8.3)	(10.4)
Corporate (3)	(27.2)	(19.9)	(2.2)
Restructuring and consolidation costs	(5.2)	(3.0)	(7.4)
Income from operations	240.4	97.4	77.5
Other non-operating (income) expense:
Interest expense, net	51.5	94.5	72.1
Other non-operating expense (income), net	(0.4)	(4.9)	1.4
	51.1	89.6	73.5
Income before income taxes	189.3	7.8	4.0
(Benefit)/Provision for income taxes	62.3	(19.9)	29.5
Net income/(loss)	$127.0	$27.7	$(25.5)

(1) In 2022, the Company recorded a non-cash impairment charge of $3.0 million related to a building expected to be sold upon the closing of its facility in Dessau, Germany. The asset held for sale is part of “Prepaid expenses and Other current assets” in the consolidated balance sheet.

(2) The Company recorded non-cash impairment charges of $10.2 million and $142.4 million in 2022 and 2021, respectively, at the JVS reporting unit related to the held for sale classification. In 2020, the Company recorded non-cash impairment charges of $8.4 million and $139.1 million for indefinite-lived intangible assets and goodwill, respectively, at the JVS reporting unit.

(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These include various administrative expenses related to the corporate headquarters, depreciation on capitalized software costs, non-capitalizable software implementation costs and acquisition related expenses.

Selected information by segment (continued)

	Years Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Power Transmission Technologies	$28.0	$31.5	$32.9
Automation & Specialty	63.6	88.2	91.5
Corporate	2.6	2.6	3.2
Total depreciation and amortization	$94.2	$122.3	$127.6

	Years Ended December 31,
	2022	2021
Total assets:
Power Transmission Technologies	$1,075.0	$1,069.4
Automation & Specialty	2,511.2	2,879.2
Corporate (1)	90.4	182.0
Total assets	$3,676.6	$4,130.6

(1) Corporate assets are primarily cash and cash equivalents, tax related asset accounts, certain capitalized software costs, property, plant and equipment and deferred financing costs.

	Net Sales			Property, Plant and Equipment
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021
North America (primarily U.S.)	$1,124.2	$1,018.3	$914.9	$160.4	$134.6
Europe excluding Germany	344.8	341.9	289.3	47.4	48.5
Germany	209.5	200.0	185.8	45.5	55.4
China	148.0	222.9	222.5	7.0	24.7
Asia and other (excluding China)	119.0	116.7	113.5	14.8	12.6
Total	$1,945.5	$1,899.8	$1,726.0	$275.1	$275.8

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

18. Subsequent Events

On February 1, 2023, the Company declared a dividend of $0.09 per share for the quarter ended March 31, 2023, payable on April 4, 2023 to stockholders of record as of March 16, 2023. The dividend will only be payable if the Regal Rexnord Merger has not closed prior to the close of business on the record date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

As of December 31, 2022, or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altra Industrial Motion Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Altra Industrial Motion Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

March 1, 2023

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive 2022 Proxy Statement to be filed no later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements.

i. Consolidated Balance Sheets as of December 31, 2022 and 2021

ii. Consolidated Statements of Operations for the Fiscal Years ended December 31, 2022, 2021 and 2020

iii. Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2022, 2021 and 2020

iv. Consolidated Statements of Stockholders’ Equity as of December 31, 2022, 2021 and 2020

v. Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2022, 2021 and 2020

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

2.3(15)

Equity Purchase Agreement, dated as of December 31, 2021, among Altra Industrial Motion Corp., Nook Industries, LLC, Nook Industries Holdings, Inc., the shareholders of Nook Industries, LLC party thereto, and Joseph H. Nook, III, as the sellers’ representative.***

2.4(15)	Purchase and Sale Agreement, dated February 8, 2022, between Cummins Inc. and Altra Industrial Motion Corp.

2.5(16)	Amendment No.1 to the Purchase and Sale Agreement, dated April 8, 2022, among Cummins, Inc. and Altra Industrial Motion Corp.

2.6(17)	Agreement and Plan of Merger, dated October 26, 2022, among Regal Rexnord Corporation, Aspen Sub, Inc. and Altra Industrial Motion Corp.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Altra Holdings, Inc.

3.2(12)	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation of Altra Industrial Motion Corp., as filed with the Secretary of State of the State of Delaware

3.3(3)	Second Amended and Restated Bylaws of Altra Holdings, Inc.

3.4(17)	Amendment to Second Amended and Restated Bylaws of Altra Industrial Motion Corp.

3.5(6)

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

10.12(11)

Credit Agreement, dated as of October 1, 2018, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.***

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

10.18(15)

Credit Agreement, dated as of November 17, 2021, among Altra Industrial Motion Corp., the designated subsidiary borrowers party thereto, the lenders party thereto and Bank of Montreal, as administrative agent, sustainability structuring agent and collateral agent***

10.19(15)	Guarantee and Collateral Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal.

10.20(16)

Supplement to Guarantee and Collateral Agreement dated April 5, 2022, among Altra Industrial Motion Corp., Guarantors to the Guarantee and Collateral Agreement dated as of November 17, 2021, and Bank of Montreal.

10.21(16)	Release of Guarantor, dated April 8, 2022, among Altra Industrial Motion Corp. and Bank of Montreal to release Jacobs Vehicle Systems, Inc.

10.22(15)	Patent Security Agreement, dated November 17, 2021, among certain subsidiaries of Altra Industrial Motion Corp. in favor of Bank of Montreal.

10.23(16)	Patent Security Agreement, dated April 6, 2022, by Nook Industries, LLC in favor of Bank of Montreal.

10.24(16)

Release of Patent Security Interest, dated April 8, 2022, by Bank of Montreal in favor of American Precision Industries, Inc., Inertia Dynamics, LLC, Jacobs Vehicle Systems, Inc., Kilian Manufacturing Corporation, Kollmorgen Corporation, TB Wood’s Incorporated, Thomson Industries, Inc., and Warner Electric LLC.

10.25(15)	Trademark Security Agreement, dated November 17, 2021, among Altra Industrial Motion Corp. and certain of its subsidiaries in favor of Bank of Montreal.

10.26(16)	Trademark Security Agreement, dated April 6, 2022, among Nook Industries, LLC, in favor of Bank of Montreal.

10.27(16)

Release of Security Interests in Trademarks, dated April 8 2022 ,by Bank of Montreal in favor of Altra Industrial Motion Corp., American Precision Industries, Inc., Ameridrives International, LLC, Boston Gear Llc, Guardian Couplings LLC, Inertia Dynamics, LLC, Formsprag LLC, Jacobs Vehicle Systems, Inc., Kilian Manufacturing Corporation, Kollmorgen Corporation, TB Wood’s Incorporated, and Thomson Industries, Inc.

21.1	Subsidiaries of Altra Industrial Motion Corp.*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

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

(15) Incorporated by reference to Altra Industrial Motion Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2021.

(16) Incorporated by reference to Altra Industrial Motion Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the period ended March 31, 2022 filed on May 2, 2022.

(17) Incorporated by reference to Altra Industrial Motion Corp.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2022.

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

† Management contract or compensatory plan or arrangement.

*** Schedules and exhibits to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(P) This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

Note: Altra Holdings, Inc. changed its name to Altra Industrial Motion Corp. effective November 22, 2013.

Item 15(a)(2)

ALTRA INDUSTRIAL MOTION CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses:	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2020	$5.1	$0.0	$(0.2)	$4.9
For the year ended December 31, 2021	4.9	0.1	(0.9)	4.1
For the year ended December 31, 2022	$4.1	$0.4	$0.0	$4.5

Exhibit Index

Number	Description

21.1	Subsidiaries of Altra Industrial Motion Corp.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Statement of Operations, (ii) the Audited Consolidated Statement of Comprehensive Income, (iii) the Audited Consolidated Balance Sheet, (iv) the Audited Consolidated Statement of Cash Flows, (v) the Statements of Stockholders’ Equity, (vi) Notes to Audited Consolidated Financial Statements, (vii) Valuation and Qualifying Accounts.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

March 1, 2023	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2023	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chairman and Chief Executive
Officer, Director

March 1, 2023	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Executive V.P., Chief Financial Officer
and Treasurer, Chief Accounting Officer

March 1, 2023	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

March 1, 2023	By:	/s/ Scott Hall
		Name:	Scott Hall
		Title:	Director

March 1, 2023	By:	/s/ Nicole Parent Haughey
		Name:	Nicole Parent Haughey
		Title:	Director

March 1, 2023	By:	/s/ Margot Hoffman
		Name:	Margot Hoffman
		Title:	Director

March 1, 2023	By:	/s/ Thomas W. Swidarski
		Name:	Thomas W. Swidarski
		Title:	Director

March 1, 2023	By:	/s/ La Vonda Williams
		Name:	La Vonda Williams
		Title:	Director

March 1, 2023	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director