Form 10-K/A
period 2022-12-31
Altra Industrial Motion Corp.
filed 2023-04-04
CIK 1374535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054
9

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
(781)
917-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	AIMC	NASDAQ Global Select Market
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
As of April 3, 2023, there

were 1,000 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, Massachusetts

EXPLANATORY NOTE:
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form
10-K
to include the information required by Part III of Form
10-K
that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
Unless otherwise indicated or unless the context requires otherwise, the terms “Altra”, “the Company,” “we,” “us” and “our” refer to Altra Industrial Motion Corp. and its subsidiaries, except where the context otherwise requires or indicates.
As previously announced, on March 27, 2023, the Company was acquired by Regal Rexnord Corporation, a Wisconsin corporation (“Parent”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of October 27, 2022 with Parent, and Aspen Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). At the effective time of the merger on March 27, 2023, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. This Amendment does not address events occurring after the Merger and the disclosures contained herein relate to the Company prior to the closing of the Merger. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
On March 27, 2023, as a result of the consummation of the Merger and per our request, the Nasdaq Global Market filed a Form 25 with the SEC to voluntarily delist our common stock on the Nasdaq Global Market. We will file a Form 15 with the SEC to effect the deregistration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Filing and be current in its Exchange Act reporting obligations. After the filing of this Amendment, the Company no longer intends to file any reports under the Exchange Act.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Board Composition

The following table identifies our current directors, their ages, their respective offices and positions, and their respective dates of election or appointment, in each case as of March 24, 2023. Upon the consummation of the Merger, each of these persons ceased to serve as our director.

				Board Committee Membership
	Director Since	Age	Independent	Audit	Nominating and Corporate Governance	Compensation
Carl R. Christenson Chief Executive Officer, Altra Industrial Motion Corp.	2014	63
Lyle Ganske* Partner and Partner-in-Charge of the Houston Office at Jones Day	2007	64	✓	∎		∎
J. Scott Hall President and Chief Executive Officer, Mueller Water Products, Inc.	2020	59	✓	∎
Nicole Parent Haughey Former Chief Operating Officer, Island Creek Oysters	2020	51	✓		∎
Margot L. Hoffman, Ph.D. President and Chief Executive Officer, The Partnership for Excellence	2018	60	✓		♦	∎
Thomas Swidarski Chief Executive Officer, Telos Alliance	2014	64	✓		∎	♦
La Vonda Williams Chief Financial Officer, Onegevity Health	2021	52	✓
James H. Woodward, Jr. Former Senior Vice President and Chief Financial Officer, Accuride Corporation	2007	70	✓	♦
Number of Meetings				6	6	5

* Lead Director                 ♦ Chair                 ∎ Member

Carl R. Christenson has been our Chief Executive Officer since January 2009. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson currently serves as a director at IDEX Corporation, a NYSE listed industrial manufacturer of highly engineered products. Mr. Christenson previously served as a director at Vectra Co., f/k/a OM Group, Inc., a NYSE listed technology-driven diversified industrial company, from 2014 to 2015. Mr. Christenson also is a member of the Board of Trustees of Manufacturers Alliance for Productivity and Innovation. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.

Director Qualifications: Mr. Christenson’s years of senior management and executive leadership at Altra offer critical insight and perspective. In addition to more than twenty-five years of experience in manufacturing companies, Mr. Christenson brings vast knowledge of the Company’s business, structure, history, and culture to the Board and the Chief Executive Officer position.

Lyle G. Ganske is a Partner and Partner-in-Charge of the Houston Office at Jones Day. Mr. Ganske received his J.D. from Ohio State University and his B.S.B.A. at Bowling Green State University. He currently serves on the Executive Committee of Resilience Capital (private equity); the Advisory Board of Mutual Capital Partners (venture capital); and on the boards of World Affairs Council of Greater Houston and the Western Reserve Land Conservancy. Mr. Ganske is the former chair of Business Volunteers Unlimited and the Commission on Economic Inclusion.

Director Qualifications: Mr. Ganske is an advisor to significant companies, focusing primarily on M&A, takeovers, takeover preparedness, corporate governance, executive compensation, and general corporate counseling. In addition to his substantial legal skills and expertise, Mr. Ganske brings to the Company’s Board well-developed business and financial acumen critical to a dynamic public company.

J. Scott Hall has served as President and Chief Executive Officer of Mueller Water Products, Inc. since January 2017. He served as President and Chief Executive Officer of Textron’s Industrial Segment from December 2009 until January 2017. Mr. Hall joined Textron in 2001 as President of Tempo, a multi-facility roll-up of communication test equipment. He was named president of Greenlee in 2003 when Tempo became part of the Greenlee business unit. Prior to joining Textron, Mr. Hall had several leadership roles at General Cable

Company (now Prysmian Group), a leading manufacturer of wire and cable. Mr. Hall ran General Cable’s Canadian businesses before taking over responsibility for General Cable’s Global Communications business. Mr. Hall earned his Bachelor of Commerce degree from Memorial University of Newfoundland and his M.B.A. from the University of Western Ontario Ivey School of Business.

Director Qualifications: As the executive of a publicly traded industrial, Mr. Hall brings to the Company’s Board substantial commercial experience and business leadership skills gained from his past and current positions in management.

Nicole Parent Haughey most recently served as Chief Operating Officer of Island Creek Oysters, a Duxbury, MA shellfish farm and distributor, where she was responsible for driving growth and profitability of the company’s B2B and B2C business and oversaw procurement, operations and sales in pursuit of that mission. Previously, she was the Chief Operating Officer of Mimeo.com, a technology company in printed and digital content management and distribution, from 2016 to 2018 with responsibility for the U.S. Document business, Finance and Human Resources. Prior to that, Ms. Parent Haughey served as Vice President, Corporate Strategy and Business Development at United Technologies Corporation (a publicly-traded diversified industrial Fortune 50 company) from 2013 to 2015. Ms. Parent Haughey was Co-Founder and Managing Partner of Vertical Research Partners, LLC, an equity research and consulting firm, from 2009 to 2013. From 2005-2009, she was Managing Director and Global Sector Head at Credit Suisse with responsibility for industrial research across the Americas, Europe and Asia. Ms. Parent Haughey has served as a Director on the board of Allegion, plc, a NYSE traded global security company, since September 2017.

Director Qualifications: Ms. Parent Haughey has nearly three decades of experience in leadership roles across financial services, manufacturing, technology and hospitality. Ms. Parent Haughey’s experience as a chief operating officer and a senior leader of global companies brings significant expertise to the Board of Directors. Her deep understanding of strategic planning, finance, capital allocation, mergers and acquisitions, and sales and marketing benefits the Board as it oversees and develops the Company’s long-term growth strategies. In addition, Ms. Parent Haughey’s in-depth knowledge of the investment community and markets provides key insights into investors and capital markets.

Margot L. Hoffman, Ph.D. currently serves as the President and Chief Executive Officer for The Partnership for Excellence, the Baldrige-based program for Ohio, Indiana, and West Virginia. Dr. Hoffman was the President of Quest4Leadership, a leadership development firm, from 2011-2014. From 1988 to 2008, Dr. Hoffman held positions in engineering, corporate training, and senior leadership at Dana Corporation, ultimately holding the position of President of its Driveshaft Products Group. Dr. Hoffman holds a Ph.D. in organization and management from Capella University, and an M.B.A. and bachelor of engineering technology degree from the University of Toledo, and serves as a national Baldrige senior examiner.

Director Qualifications: Dr. Hoffman contributes to the Company’s Board significant operational management and leadership development skills. Further Dr. Hoffman’s tenure brings substantial experience in global manufacturing businesses, program management, and new product launches.

Thomas W. Swidarski is currently Chief Executive Officer of Telos Alliance, a global audio technology company whose products and services help radio and television stations produce better programming. Mr. Swidarski has been a director of Evertec, a publicly traded payment processing company, since 2013 and also serves as a director of several privately held companies. Mr. Swidarski previously served as the Chief Executive Officer and President of Diebold Nixdorf, Incorporated, f/k/a Diebold, Incorporated (“Diebold”), a $3 billion global leader in designing, manufacturing and distributing self-service technologies (ATMs) in over 100 countries, from October 12, 2005 to January 19, 2013. Mr. Swidarski served as Senior Vice President of Financial Self-Service Group of Diebold, from 2001 to September 2005 and served as its Chief Operating Officer from October 12, 2005 to December 2005. Mr. Swidarski also held various strategic development and marketing positions at Diebold since 1996. Prior to Diebold, he held various positions within the financial industry for nearly 20 years focusing on marketing, product management, retail bank profitability, branding, and retail distribution. Mr. Swidarski served as a Director of Diebold from December 12, 2005 to January 8, 2013. He holds a B.A. in marketing from the University of Dayton and an M.B.A. in business management from Cleveland State University.

Director Qualifications: Having served as Chief Executive Officer of a global provider of technology and services to a wide range of businesses, Mr. Swidarski brings to the Company’s Board valuable insight into organizational management, global business, financial matters and marketing matters.

La Vonda Williams served as Chief Financial Officer of Onegevity Health (acquired by Thorne HealthTech, Inc., in early 2021), a health intelligence company with a precision health and wellness platform, a position she held from 2019 to 2023. Before joining Onegevity, she served as Vice President of Equity Derivatives Operations at Goldman Sachs, working there from 2014 to 2019. Prior to that, Ms. Williams served as Chief Operating Officer for Solaire Generation, Inc., a solar energy equipment company. Ms. Williams has spent nearly 20 years in finance and operations in a series of executive roles at early-stage startups, as well as operations, sales, and underwriting positions at leading investment banks. She holds an M.B.A. from Stanford University and a B.S. in Mechanical Engineering from Harvard University.

Director Qualifications: Ms. Williams brings to the Company’s Board highly relevant and valuable financial, operational, and equity markets expertise, as well as deep knowledge of the attractive health end-market.

James H. Woodward, Jr. served as Senior Vice President and Chief Financial Officer of Accuride Corporation from March 2009 to October 2011. Previously, Mr. Woodward served as Executive Vice President and Chief Financial Officer and Treasurer of Joy Global Inc. from January 2007 until February 2008. Prior to joining Joy Global Inc., Mr. Woodward was Executive Vice President and Chief Financial Officer of JLG Industries, Inc. from August 2000 until its sale in December 2006. Prior to JLG Industries, Inc., Mr. Woodward held various financial and operational positions at Dana Incorporated, f/k/a Dana Corporation, since 1982. Mr. Woodward is a Certified Public Accountant and holds a B.A. degree in Accounting from Michigan State University.

Director Qualifications: Mr. Woodward’s depth and breadth of exposure to complex issues from his long and distinguished career in the manufacturing industry make him a skilled advisor who provides critical insight into organizational and operational management, global business, and financial matters.

Committees of the Board of Directors

To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our Board of Directors has established the following committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board’s oversight of (i) the integrity of our financial statements and reporting; (ii) our independent auditors’ qualifications, independence, compensation, and performance; (iii) our internal controls and risk management (including those risks related to information technology, cybersecurity, data protection, data privacy, and disaster recovery) and crisis management plans; (iv) our compliance with legal and regulatory requirements; (v) the performance of our internal audit function; (vi) the preparation of all reports and disclosure required or appropriate including the disclosure required by Item 407(d)(3)(i) of Regulation S-K; and (vii) legal, ethical, and regulatory compliance including application of our Code of Business Conduct and Ethics.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and currently consists of Messrs. Woodward, Ganske and Hall, each of whom is a non-employee member of our Board of Directors and independent within the meaning of the Marketplace Rules of the NASDAQ Global Market (the “NASDAQ Rules”). Mr. Woodward serves as chairman of our Audit Committee. Mr. Woodward, Mr. Ganske and Mr. Hall qualify as independent “audit committee financial experts” as such term has been defined by the SEC in Item 407 of Regulation S-K. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the NASDAQ Rules and federal securities law.

Compensation Committee Interlocks and Insider Participation.

The members of our Compensation Committee are Lyle Ganske, Dr. Margot L. Hoffman and La Vonda Williams. During our last completed fiscal year, no member of the Compensation Committee was an employee, officer, or former officer of Altra. None of our executive officers served on the board of directors or compensation committee of any entity in 2022 that had an executive officer serving as a member of our Board or Compensation Committee.

Executive Officers

The following table sets forth names, ages and positions of the persons who were executive officers as of March 24, 2023. Upon the consummation of the Merger, each of these persons ceased to serve as our officer and employee and new officers were appointed by Parent.

Name	Age	Positions
Carl R. Christenson	63	Chairman and Chief Executive Officer
Todd B. Patriacca	53	Executive Vice President, Chief Financial Officer and Treasurer
Glenn E. Deegan	56	Chief Legal and Human Resources Officer
Craig Schuele	59	Executive Vice President of Marketing and Business Development

Carl R. Christenson, 63, has been our Chairman since April 2014, our Chief Executive Officer since January 2009 and a director since July 2007. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson currently serves as a director at IDEX Corporation, a NYSE listed industrial manufacturer of highly engineered products. Mr. Christenson previously served as a director at Vectra Co., f/k/a OM Group, Inc., a NYSE listed technology-driven diversified industrial company, from 2014 to 2015. Mr. Christenson also is a member of the Board of Trustees of Manufacturers Alliance for Productivity and Innovation. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic. In addition to more than twenty-five years of experience in manufacturing companies, Mr. Christenson brings vast knowledge of the Company’s business, structure, history and culture to the Board and the CEO position.

Todd B. Patriacca, 53, has been our Executive Vice President, Chief Financial Officer and Treasurer since February 2022. Prior to his current position, Mr. Patriacca served as our Vice President of Finance, Corporate Controller and Treasurer since February 2010 and previously also held the role of Assistant Treasurer since October 2008. Previous to that, he served as Vice President of Finance and Corporate Controller since May 2007 and as Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instruments Inc. (“MKS”), a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.

Glenn E. Deegan, 56, has been our Chief Legal and Human Resources Officer since May 2021. Prior to his current position, Mr. Deegan served as Executive Vice President since December 2019, Vice President, Legal and Human Resources since June 2009 and as our General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College Law School.

Craig Schuele, 59, has been our Executive Vice President since December 2019 and our Vice President of Marketing and Business Development since May 2007 and held the same position with our predecessor since July 2004. He is responsible for global marketing as well as coordinating Altra’s merger and acquisition activity. Prior to his current position, Mr. Schuele was our Vice President of Marketing since March 2002, and previous to that he was our Director of Marketing. Mr. Schuele joined our predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

Corporate Governance

Business Conduct and Compliance

Altra maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all directors, officers and employees of the Company and all subsidiaries and entities controlled by the Company. It sets forth Altra’s policies and expectations on a number of topics, including conflicts of interest, protection and proper use of company assets, relationships with customers and vendors (business ethics), accounting practices, and compliance with laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at https://investors.regalrexnord.com/investors/corporate-governance/Legacy-Altra-Compliance-Documents/default.aspx. The information on our website is not incorporated by reference into, or a part of, this Amendment. In the event the Company amends or waives any of the provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1934, as amended, Altra intends to disclose these actions on the Company’s website.

Insider Trading Policy and Whistleblower Policy

Altra also maintains policies regarding insider trading and communications with the public (the “Insider Trading Policy”) and procedures for the Audit Committee regarding complaints about accounting matters (the “Whistleblower Policy”). The Insider Trading Policy sets forth the Company’s limitations regarding trading in Company securities and the handling of material non-public information. The Insider Trading Policy is applicable to directors, officers and employees of Altra and its subsidiaries, as well as any agent or consultant who has access to or has received material, non-public information, about the Company in the course of an engagement by or association with the Company, together with certain other persons or entities affiliated with or related to any of the foregoing (collectively, the “Covered Parties”) and is designed to help ensure compliance with federal securities laws.

The Insider Trading Policy contains a strict policy against any Covered Parties engaging in short-term or speculative transactions or hedging or monetization transactions involving the Company’s stock or other securities. All Covered Parties are prohibited from (i) selling the Company’s securities “short” – that is, selling securities that are not owned by the particular director, employee or other Covered Party, (ii) buying or selling puts (i.e., options to sell), calls (i.e., options to purchase), future contracts, or other forms of derivative securities relating to the Company’s securities, and (iii) engaging in hedging, monetization transactions or similar arrangements involving the Company’s securities, such as zero-cost collars and forward sale contracts. Additionally, each Company director and officer is prohibited from purchasing the Company’s securities on margin, borrowing against any account in which the Company’s securities are held, or pledging the Company’s securities as collateral for a loan; however, this prohibition does not apply to pledges of the Company’s securities in effect prior to February 12, 2013. The Insider Trading Policy does require, however, that existing pledges be minimized and terminated as soon as practicable.

ITEM 11.	Executive Compensation.

Compensation Discussion And Analysis

The following discussion provides an overview and analysis of our compensation programs and policies prior to the consummation of the Merger and the major factors that shaped the creation and implementation of those programs and policies. In this discussion and analysis, and in the more detailed tables and narrative that follow, we will discuss compensation and compensation decisions for fiscal 2022 relating to the following persons, whom we refer to as our named executive officers or our NEOs:

Name	Position
Carl R. Christenson	Chairman and Chief Executive Officer
Christian Storch(1)	Former Chief Financial Officer
Glenn E. Deegan	Chief Legal and Human Resources Officer
Todd B. Patriacca	Executive Vice President, Chief Financial Officer and Treasurer(2)
Craig Schuele	Executive Vice President of Marketing and Business Development

(1)	Mr. Storch retired from the Company effective January 31, 2022.
(2)	Mr. Patriacca became the Company’s Executive Vice President, Chief Financial Officer and Treasurer effective February 1, 2022.

Elements of Compensation

Total compensation for our executive officers consists of the following elements of pay:

•	Base salary;

•	Annual cash incentive bonus dependent on achievement of Company financial performance objectives;

•

Long-term incentive compensation through grants of equity-based awards, which have traditionally been in the form of restricted stock or restricted stock units, stock options, and performance share awards;

•	Participation in retirement benefits through a 401(k) Savings Plan;

•	The opportunity to defer compensation through a Non-Qualified Savings Advantage Plan;

•	Severance benefits payable upon termination under specified circumstances;

•

Medical and dental benefits that are available to substantially all our employees. We share the expense of such health benefits with our employees, with the cost depending on the level of benefits coverage an employee elects to receive. Our health plan offerings are the same for our executive officers and our other non-executive employees; and

•

Our named executive officers are provided with the same short-term and long-term disability insurance benefits as our other salaried employees. Additionally, our named executive officers are provided with life insurance and supplemental long-term disability benefits that are not available to all salaried employees.

2022 Compensation Structure

In 2020, the Compensation Committee engaged the services of FW Cook to review the competitive positioning of the Company’s executive compensation program. The Compensation Committee received a report from FW Cook (the “2020 FW Cook Report”), which among other things: (i) reported that, in the aggregate, the total target direct compensation (the sum of base salary, target bonus and the annualized grant date present value of long-term incentive grants) for the Company’s executive officers generally approximated the median of market practice; and (ii) reported that the mix of components comprising both total target direct compensation and long term incentive compensation was generally aligned with the average of the Company’s peer group.

Based on its review of the compensation of the Company’s executives, and taking into account the findings and recommendations in the 2020 FW Cook Report, the Compensation Committee made no significant changes to compensation levels and structure for 2022. As a result, the Company’s compensation structure continued to feature the following:

•	The general structure of the Company’s Management Incentive Compensation Program was retained, limiting the maximum award under the plan to 2.0x the target award for the Company’s executives; and

•

The Company’s long-term incentive program includes a performance share component based on relative total shareholder return measured over a three (3) year period to better align executive compensation with the return received by the Company’s stockholders; and

•

One-half of the Chief Executive Officer’s target long term incentive award is comprised of performance shares and one-half of the other named executive officers’ target long term incentive award is comprised of performance shares.

In 2021, FW Cook delivered a report evaluating the Company’s compensation peer group (the “2021 FW Cook Report”). The 2021 FW Cook Report recommended modest changes to the Company’s compensation peer group, largely to take into account the impact of recent corporate transactions of certain members of the peer group, which were considered in establishing the Company’s compensation peer group for 2022.

Compensation Committee

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing, and monitoring adherence with the Company’s compensation program. The role of the Compensation Committee is to oversee, on behalf of the Board and for the benefit of the Company and its stockholders, the Company’s compensation and benefit plans and policies, to review and approve equity grants to directors and executive officers and to determine and approve annually all compensation relating to the CEO and the other executive officers of the Company. The Compensation Committee utilizes the Company’s Human Resources Department and reviews data from market surveys and proxy statements to assess the Company’s competitive position with respect to base salary, annual incentives, and long-term incentive compensation. The Compensation Committee has the authority to engage the services of independent compensation consultants and engaged FW Cook in 2020 to conduct a review of the competitiveness of the Company’s executive compensation programs and in 2021 to assist with peer group development and provide guidance on executive compensation levels and program design. The Compensation Committee meets regularly to review executive compensation programs, determine compensation levels and performance targets, review management performance, and approve final executive bonus distributions and performance share award earnouts, as applicable.

Objectives of Our Compensation Programs

We believe that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to the Company’s success. To this end, our compensation program for executive officers is structured to achieve the following objectives:

Recruiting and Retention of Talented Professionals

We believe that the dedication, creativity, competence, and experience of our workforce enable us to compete, given the realities of the industry in which we operate. We aim to compensate our executives at competitive levels to attract and retain highly qualified professionals critical to our success. There are many important factors in attracting and retaining qualified individuals, compensation being one of them.

Alignment of Individual and Short-Term and Long-Term Organizational Goals

We seek to align the short-term interests of our executives with those of our stockholders by structuring a significant portion of executive compensation as a performance-based bonus. In particular, the level of cash incentive compensation is determined based on achievement of annual performance targets, which we believe encourages superior short-term performance and operating results for the organization.

We strive to align the long-term interests of our executives with those of our stockholders and foster an ownership mentality in our executives by giving them a meaningful stake in our success through our equity incentive programs. Our equity compensation program for executives is designed to link the long-term compensation levels of our executives to the creation of lasting stockholder value.

What We Reward, Why We Pay Each Element of Compensation and How Each Element Relates to Our Compensation Objectives

Base salary, as well as benefits such as 401(k) participation, severance, health care and life and disability insurance, are intended to provide a level of income and benefits commensurate with the executive’s position, responsibilities, and contributions to the Company.

We compensate our executives through programs that emphasize performance-based incentive compensation. We have structured annual cash and long-term equity compensation to motivate executives to achieve the business goals set by us and reward the executives for achieving such goals. For 2022, depending on the executive, target annual cash incentives comprised approximately 19%-22% of target total direct compensation and target long term incentives comprise approximately 35%-64% of target total direct compensation.

Through our annual cash bonus program, we attempt to tailor performance goals to our current priorities and needs. Through our long-term, equity incentive compensation, we attempt to align the interests of our executive officers with those of our stockholders by rewarding our executives based on absolute and relative stock price performance over time through awards of restricted stock units and performance shares, as well as through grants of stock options.

How We Determine the Amounts We Pay

To assess the Company’s competitive position with respect to base salary, annual incentives, and long-term incentive compensation, the Compensation Committee utilizes FW Cook, Company’s compensation consultant, and the Company’s Human Resources Department, and reviews data from market surveys and proxy statements.

Compensation Peer Group

The Compensation Committee established the below compensation peer group for 2022 compensation decisions.

Barnes Group Inc.	Enerpac Tool Group (formerly Actuant)	John Bean Technologies Corporation	The Timken Company

Chart Industries, Inc.	Franklin Electric Co., Inc.	Nordson Corporation	Watts Water Technologies, Inc.

Crane Co	Graco Inc.	Regal Rexnord Corporation (formerly Regal Beloit Corporation)	Woodward Inc.

Enovis (formerly Colfax Corporation)	IDEX Corporation	SPX Corporation	Zurn Elkay Water Solutions Corporation (formerly Rexnord Corporation)

EnPro Industries, Inc.	ITT Inc.	Tennant Company

Our compensation peer group companies were chosen because they are similar to Altra in terms of size, industry, and business mix. We believe the quality of these organizations will allow Altra to maintain a high level of continuity in the peer group, providing a consistent measure for benchmarking compensation. Our revenues and market capitalization were in the median range of the peer companies at the time the 2022 peer group compensation data was provided.

Base Salary

Base salaries for executives are determined by the Compensation Committee or the Board based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions at other companies within the compensation peer group, as well as internal comparisons of the relative compensation paid to the members of our executive team.

In addition, our CEO makes recommendations to the Compensation Committee with respect to the base compensation of our executives other than himself. In the case of the CEO, the Compensation Committee evaluates his performance and makes a recommendation of base compensation to the Board. These recommendations are then evaluated, discussed, modified as appropriate and ultimately approved by the Compensation Committee and the Board. Pursuant to the employment agreement the Company has entered into with Mr. Christenson, the Board may not reduce, but may increase, his base salary so long as his employment agreement is in effect. For further discussion, see the section entitled “Employment Agreements” in this Amendment. On February 18, 2022, the Compensation Committee approved increases to the 2022 base salaries for our named executive officers generally in line with the overall merit increase budget for our employee population. For the year 2022, the named executive officers received base salaries as set forth in the table below.

Named Executive Officer	2021 Base Salary	2022 Base Salary	Percentage Increase
Carl R. Christenson	$952,492	$995,354	4.50%
Christian Storch*	$507,996	$507,996	0.00%
Glenn E. Deegan	$407,455	$448,200	10.00%
Todd B. Patriacca	$291,039	$460,000	58.05%
Craig Schuele	$328,080	$360,888	10.00%

*	Mr. Storch retired from the Company effective January 31, 2022 and did not receive a base salary increase.

Annual Cash Incentives

Our executive officers are eligible to participate in the Company’s Management Incentive Compensation Program (“MICP”). Under the MICP, the Compensation Committee establishes an annual target bonus opportunity for each of our executive officers based upon the Company’s achievement of certain Company financial factor (“CFF”) performance targets. The CFF performance targets in 2022 were based on adjusted EBITDA, working capital turns, and core growth. Overall, this combination of performance targets is designed to emphasize profitability and productivity, and drive sales growth.

The adjusted EBITDA target consists of earnings before interest, income taxes, depreciation and amortization and is adjusted further for certain non-recurring items, including, but not limited to, realized and unrealized gains and losses resulting from changes in currency exchange rates and the sale or disposition of fixed assets, restructuring and consolidation costs, and the impact of intangible asset impairments. The working capital turns target is based on the number of working capital turns calculated as of the end of the prior year. The core growth target is established by our Compensation Committee. Our executive officers are not entitled to a bonus under the MICP if the Company does not achieve at least 80% of the adjusted EBITDA target.

The Compensation Committee annually establishes a target bonus opportunity for each executive officer which represents the percentage of base salary to be received by the executive officer as a cash bonus if the Company meets its CFF performance targets. For 2022, the CFF targets were comprised of the following components: adjusted EBITDA (weighted 75%), working capital turns (weighted 15%), and core growth (weighted 10%). Actual adjusted EBITDA results are plotted on an established adjusted EBITDA target performance grid to determine a multiplier (“EBITDA Multiplier”) used to calculate the adjusted EBITDA portion of the CFF. Actual working capital turns are plotted on an established working capital turns performance grid to determine a multiplier (“Working Capital Turns Multiplier”) used to calculate the working capital turns portion of the CFF. Actual core growth is plotted on an established core growth performance grid to determine a multiplier (“Core Growth Multiplier”) used to calculate the core growth portion of the CFF. The resulting overall CFF multiplier is applied to the target bonus opportunity. The maximum award under the MICP is limited to 2.0x the target award.

To mitigate the possibility that any executive officers would receive “excess parachute payments” (as defined in Section 280G of the Internal Revenue Code), our executive officers were paid 90% of their annual target MICP bonus in December 2022 for calendar year 2022. Such payments were subject to repayment if the executive officer voluntarily resigned from the Company without good reason or was terminated by the Company with cause prior to March 15, 2023 or, if earlier, the closing the Merger. In March 2023 those executive officers received the remainder of their MICP bonus for calendar year 2022 based on actual results.

The Company’s actual results for fiscal 2022 were: (i) adjusted EBITDA, which is the non-GAAP adjusted EBITDA reported in the Company’s Form 8-K filed with the SEC on March 1, 2023 further adjusted to exclude the impact of certain other items, of approximately $386.8 million which exceeded the adjusted EBITDA target and resulted in an EBITDA Multiplier of 1.10, (ii) working capital turns of approximately 5.06 which was less than the working capital management turns and resulted in a Working Capital Turns Multiplier of 0.00, and (iii) core growth of 12.36% which exceeded the core growth target resulting in a Core Growth Multiplier of 2.50. Based upon these results, the Compensation Committee approved bonuses to each of Messrs. Christenson, Deegan, Schuele and Patriacca as set forth in the table below.

The following tables illustrate the calculation of the 2022 bonus payments for the named executive officers.

Officer	2022 Target Bonus – Percentage of Base Salary	2022 Actual Bonus Payout $	2022 Actual Bonus Payout – Percentage of Base Salary	2022 Actual Bonus Payout – Percentage of TargetBonus
Carl R. Christenson	110%	$1,177,006	118%	108%
Christian Storch*	70%	$0	0%	0%
Glenn E. Deegan	60%	$289,089	65%	108%
Craig Schuele	50%	$193,977	54%	108%
Todd B. Patriacca	65%	$321,425	70%	108%

*	Mr. Storch retired from the Company effective January 31, 2022 and did not receive a 2022 annual bonus.

Long-Term Incentive Compensation

The Compensation Committee awards long-term incentive grants to the Company’s executive officers as a component of total compensation to further align executive officers’ compensation with the long-term performance of the Company and to aid in retention. We believe that equity-based compensation ensures that our executives have a continuing stake in the long-term success of the Company. We issue equity-based compensation in the form of restricted stock, or restricted stock units, and stock options, all of which generally vest ratably over a period of years, and performance shares, which generally include a measurement period for the applicable performance metric of at least three years and may also vest over a period of years after the amount of the award is fixed. Our 2022 equity-based long-term incentive compensation mix for our named executive officers was as follows:

The purpose of our long-term equity incentives is to encourage stock ownership, offer long-term performance incentives and more closely align the executive’s compensation with the return received by the Company’s stockholders. In setting the target award levels for each component of our long-term equity incentive compensation program, the Compensation Committee considered compensation peer group benchmarking data.

Restricted Stock Unit and Stock Options Granted in 2022

The Compensation Committee has established a target long-term incentive opportunity for each executive officer to be received annually by the executive officer in the form of grants of time vested restricted stock units (“RSUs”) and stock options. On February 18, 2022, the Compensation Committee approved the following grants of RSUs and stock options for each of the named executive officers set forth below:

Officer	2022 Number of RSUs Granted(1)	2022 RSU Value at Time of Grant
Carl R. Christenson	23,752	$1,070,006
Christian Storch(2)	—	—
Glenn E. Deegan	4,527	$203,931
Craig Schuele	2,804	$126,311
Todd B. Patriacca	3,319	$149,500

(1)	RSU awards vest in equal annual installments on August 15, 2022, August 15, 2023, August 15, 2024 and August 15, 2025.
(2)	Mr. Storch retired from the Company effective January 31, 2022 and did not receive any grant of RSUs or stock options in 2022.

Officer	2022 Number of Stock Options Granted(1)	2022 Stock Option Value at Time of Grant
Carl R. Christenson	95,007	$1,704,822
Christian Storch(2)	—	—
Glenn E. Deegan	18,108	$324,933
Craig Schuele	11,216	$201,262
Todd B. Patriacca	13,275	$238,209

(1)

Stock option awards vest in equal annual installments on August 15, 2022, August 15, 2023, August 15, 2024 and August 15, 2025. The stock option awards expire on the tenth anniversary of the grant date.

(2)	Mr. Storch retired from the Company effective January 31, 2022 and did not receive any grant of RSUs or stock options in 2022.

Performance Share Awards Granted in 2022

The Compensation Committee has also established a target long-term incentive opportunity for each executive officer to be received annually by the executive officer as a performance share award.

The performance objective for the 2022 performance share awards measures the Company’s total shareholder return (“TSR”) against the TSR for a peer group of companies (consisting of the 19 companies in our 2022 compensation peer group) over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024. Award payouts for the performance shares are based on the percentile rank of the Company’s TSR compared to the TSR of peer group companies over the performance period. In the event that the Company’s TSR over the performance period is negative, the payout of performance shares is capped at the target level, regardless of the relative TSR performance level. The chart below illustrates potential payouts at various levels of performance:

Relative TSR Performance Level(1)	Vesting Percentage (% of Target Award)	Payout if Altra TSR is negative
75th Percentile	150%	100%
50th Percentile	100%	100%
25th Percentile	50%	50%
Below 25th Percentile	0%	0%

(1)	Results between performance levels are subject to linear interpolation.

Information regarding the number of 2022 performance share awards granted to named executive officers and the grant date fair value of such performance share awards, calculated in accordance with ASC Topic 718, is set forth in the table below.

Officer	2022 Total Target Number of Performance Share Awards Granted	Value of 2022 Target Performance Share Awards at Time of Grant
Carl R. Christenson	47,504	$2,159,057
Christian Storch*	—	—
Glenn E. Deegan	9,054	$411,504
Craig Schuele	5,608	$254,884
Todd B. Patriacca	6,638	$301,697

*	Mr. Storch retired from the Company effective January 31, 2022 and did not receive a grant of performance share awards in 2022.

Performance Shares Earned for 2020-2022 Performance

Performance share awards (“PSA’s”) granted in February 2020 (“2020 Performance Shares”) to the named executive officers were based on relative TSR performance against our 2020 peer group during the three-year period ended December 31, 2022. The chart below illustrates potential payouts at various levels of performance:

Relative TSR Performance Level(1)	Vesting Percentage (% of Target Award)	Payout if Altra TSR is negative
75th Percentile	150%	100%
50th Percentile	100%	100%
25th Percentile	50%	50%
Below 25th Percentile	0%	0%

(1)	Results between performance levels are subject to linear interpolation.

Our Compensation Committee determined that the relative total shareholder return percentile and corresponding payout percentages and shares earned were as follows for the 2020 Performance Share Awards:

Executive Officer	Target Shares	Relative TSR Ranking	PSA Performance Payout Percentage	Shares Earned(1)
Carl R. Christenson	49,309	76.24%	94.74%	75,867
Christian Storch	12,794	76.24%	94.74%	13,734
Glenn E. Deegan	8,552	76.24%	94.74%	13,167
Craig Schuele	4,591	76.24%	94.74%	7,068
Todd Patriacca	3,258	76.24%	94.74%	5,021

(1)

Dividends accrued on earned performance shares were included as additional shares of Common Stock. Shares earned for performance January 1, 2020 through December 31, 2022 were subject to an accelerated payment which was made in December of 2022 in order to mitigate the possibility that any executive officers would receive “excess parachute payments” (as defined in Section 280G of the Internal Revenue Code).

Other Benefits

We have a 401(k) plan in which the named executive officers currently participate. We also provide life, disability, medical and dental insurance as part of our compensation package. The Compensation Committee considers all of these plans and benefits when reviewing the total compensation of our executive officers.

For 2022, the 401(k) plan offered a company match of $1.00 for every $1.00 contributed by a named executive officer to the plan up to 3% of the executive officer’s eligible compensation and $0.50 for every $1.00 contributed by a named executive officer to the plan for the next 2% of the executive officer’s eligible compensation (for an aggregate maximum total matching contribution of up to 4% of eligible compensation) subject to applicable IRS maximums. For 2022, the Company also contributed an amount equal to 2% of a named executive officer’s eligible compensation to their account regardless of the amount of the contributions made by the named executive officer.

The Company also affords executive officers the opportunity to participate in the Altra Industrial Motion Corp. Savings Advantage Plan, an unfunded, non-qualified deferred compensation plan (the “Savings Advantage Plan”). The Savings Advantage Plan contains two different benefit types, an excess deferral benefit and a first dollar benefit.

The named executive officers are provided with the same short-term and long-term disability benefits as our other salaried employees. Additionally, the named executive officers are provided with life insurance and supplemental long-term disability benefits that are not available to all salaried employees.

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines for certain of the Company’s senior executive positions, including those held by Messrs. Christenson, Storch, Deegan, Schuele and Patriacca, pursuant to which such executives should retain the value of Company stock equal to the following:

•	Chief Executive Officer — five times (5x) annual base salary.

•	Chief Financial Officer — three times (3x) annual base salary.

•	Other named executive officers — one time (1x) annual base salary.

The following categories satisfy a participant’s ownership guidelines: (i) shares of common stock owned directly; (ii) shares of common stock owned indirectly (e.g., by a spouse or a trust); (iii) shares of common stock represented by amounts invested in a 401(k) plan or deferred compensation plan maintained by the Company or an affiliate; and (iv) restricted stock (vested and unvested), earned performance shares (vested and unvested), restricted stock units (vested and unvested), or phantom stock. Unexercised options, unearned performance shares, and pledged shares are not counted toward meeting the guidelines. All of these executive officers have a five (5) year period to accumulate the specific values referenced above. As of March 24, 2023, all of our named executive officers were in compliance with the stock ownership guidelines.

Violations of the Company’s stock ownership guidelines may, without limitation and in the Board’s discretion, result in the participant not receiving future grants of long-term incentive plan awards or annual equity retainer or result in the participant being required to retain all or a portion of future grants of long-term incentive plan awards or annual equity retainer until compliance is achieved.

Clawback Policy

The Company has adopted a clawback policy that permits us to seek to recover certain amounts of incentive compensation, including both cash and equity, granted on or after January 1, 2017 to any current or former executive officer (as defined in the Securities Exchange Act of 1934, as amended, and the listing standards of the national securities exchange on which the Company’s securities are listed) or such other senior executive who engaged in fraud or material misconduct, if payment of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of our financial statements due to fraud or material misconduct, and the executive engaged in improper conduct that materially contributed to the need for restatement, and a lower amount of incentive compensation would have been earned based on the restated financial results.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended generally places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to our applicable named executive officers. Prior to the Tax Cuts and Jobs Act of 2017, this limit generally did not apply to compensation that met the tax code exception for “qualifying performance-based compensation.” The Compensation Committee considers the anticipated tax treatment to the Company and its executive officers when reviewing the executive compensation programs. However, the Compensation Committee will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m), particularly given the sweeping elimination of the exception for “qualified performance-based compensation,” as the Compensation Committee wishes to maintain flexibility to structure our executive compensation programs in ways that best promote the interests of the Company and its stockholders.

Change of Control Matters, Employment Contracts and Other Agreements

CEO Employment Agreement

Mr. Christenson entered into his employment agreement in early January 2005, which was subsequently amended on March 3, 2009 (with such amendment effective as of January 1, 2009). The initial term of Mr. Christenson’s amended employment agreement expired on December 31, 2013, but the term of the agreement automatically renews for successive one-year terms unless either Mr. Christenson or Altra terminates the agreement upon 6 months prior notice to such renewal date. The employment agreement contains customary restrictive covenants, including 12 month non-competition provisions and non-solicitation/no hire of employees or customers provisions, and non-disclosure of proprietary information provisions and non-disparagement provisions. In the event of a termination by the Company without “cause” or by the Executive for “good reason,” Mr. Christenson is entitled to severance equal to 12 months’ salary, continuation of medical and dental benefits for the 12-month period following the date of termination, and an amount equal to his pro-rated bonus for the year of termination. In addition, upon such termination, all of Mr. Christenson’s unvested equity awards will automatically vest. Any payments upon termination are subject to certain conditions including compliance with the non-competition, non-solicitation, non-disclosure and non-disparagement provisions described above.

Mr. Christenson is also eligible to participate in all compensation or employee benefit plans or programs and to receive all benefits and perquisites for which the Company’s salaried employees generally are eligible under any current or future plan or program on the same basis as other senior executives of the Company.

Storch Employment Agreement

Mr. Storch retired from the Company effective as of January 31, 2022 at which time his employment agreement was terminated.

Change of Control Provisions

Pursuant to the terms of the CEO employment agreement discussed above under the caption “CEO Employment Agreement,” we may be obligated to provide benefits to Mr. Christenson upon a termination of his employment from the Company under certain circumstances. The benefits described under the caption “CEO Employment Agreement” are in addition to the benefits to which the executives would be entitled upon a termination of employment generally (i.e. vested retirement benefits accrued as of the date of termination, stock awards that are vested as of the date of termination and the right to elect continued health coverage pursuant to COBRA).

The Company has entered into change of control agreements, effective as of February 16, 2015 and, in the case of Mr. Patriacca, February 8, 2022, with each of our named executive officers (collectively, the “Executives”). The change of control agreements provide that, subject to certain conditions, including execution (and non-revocation) of a general release of claims and compliance with 12 month non-competition, non-solicitation, non-disclosure and non-disparagement provisions, in the event that (a) the Executive is terminated without cause or such Executive terminates employment for good reason within 24 months following a change of control of the Company (as defined in the change of control agreements) or (b) the Executive is terminated without cause in anticipation of a change of control of the Company within 90 days prior to such change of control (each, a “triggering event”), such Executive will be entitled to certain benefits. Such benefits include (i) a lump sum amount payable in cash equal to the sum of (A) a multiple (shown below for each of the named executive officers) of the Executive’s annual base salary then in effect and (B) a multiple (shown below for each of the “named executive officers”) of the Executive’s target bonus amount for the year of termination and (ii) reimbursement of premiums for continuation of medical and dental benefits for up to 18 months (period shown below for each of the “named executive officers”) following the date of termination. In addition, in connection with a triggering event, the Executive will be entitled to an amount equal to such Executive’s pro-rated bonus for the year of termination and all of such Executive’s outstanding equity incentive awards will automatically vest in full and be exercisable effective as of the date of termination.

Executive	Title	Multiple of Base Salary and Target Bonus	Medical and Dental Continuation
Carl R. Christenson	Chairman and Chief Executive Officer	3x	18 Months
Christian Storch(1)	Former Chief Financial Officer	—	—
Glenn E. Deegan	Chief Legal and Human Resources Officer	2x	18 Months
Craig Schuele	Executive Vice President of Marketing and Business Development	2x	18 Months
Todd B. Patriacca	Executive Vice President, Chief Financial Officer and Treasurer	2x	18 Months

(1)	Mr. Storch retired from the Company effective January 31, 2022 at which time his change of control agreement was terminated.

Because Mr. Christenson also has an employment agreement with the Company, his change of control agreement provides that in the event of a triggering event, Mr. Christenson will be entitled to receive benefits and payments under either his employment agreement or his change of control agreement, whichever is more favorable to Mr. Christenson at the time of such triggering event.

Executive Severance Policy

The Compensation Committee has approved an Executive Severance Plan, amended and restated effective as of February 12, 2019, applicable to executive officers of the Company, including our named executive officers (collectively for the purposes of this subsection, the “Participants”). The Executive Severance Plan provides that, subject to certain conditions including execution (and non-revocation) of a general release of claims and compliance with non-competition, non-solicitation, non-disclosure and non-disparagement provisions, in the event that a Participant is terminated without cause by the Company, such Participant for a period of 24 months for the CEO and 12 months for the other named executive officers following such termination (the “Severance Period”) will be entitled to (i) continue receiving his or her base salary (or 2x base salary in the case of the CEO), (ii) receive a cash payment equal to 100% of the Participant’s target annual bonus (or 200% in the case of the CEO) during the Severance Period and paid out in equal installments over the Severance Period; and (iii) continue to receive coverage under the Company’s group medical and dental insurance plans at active employee rates. In the event a Participant enters into a written agreement with the Company regarding severance, including a change of control agreement, the terms and conditions of such written agreement shall control with respect to the termination circumstances covered by such agreement and the Participant shall not be eligible to receive benefits under this policy.

Amounts payable to our named executive officers due to termination of employment or a change of control under any employment agreements or otherwise are disclosed in further detail in the table entitled “Potential Post-Employment Payments to Named Executive Officers” contained in this Amendment.

Compensation Committee Report

As a result of the consummation of the Merger, we became a wholly owned subsidiary of Parent, our directors prior to the effective time of the Merger ceased to serve as our directors and we ceased to have a Compensation Committee of our Board. As a result, the Compensation Committee has not reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment, nor has it recommended that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Of Named Executive Officers

Summary Compensation Table

The following table summarizes all compensation paid during fiscal years 2020, 2021, and 2022 to our principal executive officer, our principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2022. We refer to these executive officers as the named executive officers or NEOs.

Name & Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total Compensation
Carl R. Christenson, President and Chief Executive Officer	2022	$995,354	$—	$3,229,063	(4)	$1,704,822	$1,177,006	$169,709	(8)	$7,275,954
	2021	$952,492	—	$2,792,435		$1,343,254	$1,295,427	$166,625		$6,550,233
	2020	$927,000	—	$2,551,239		$851,073	$1,781,620	$124,081		$6,235,013
Glenn Deegan, Chief Legal and Human Resources Officer	2022	$448,200	—	$615,435	(5)	$324,933	$289,089	$73,388	(9)	$1,751,045
	2021	$407,455	—	$484,288		$232,966	$302,266	$68,383		$1,495,358
	2020	$396,550	—	$442,467		$147,599	$415,711	$59,360		$1,461,687
Craig Schuele, Executive Vice President, Marketing and Business Development	2022	$360,888	—	$381,195	(6)	$201,262	$193,977	$62,623	(10)	$1,199,945
	2021	$328,080	—	$259,976		$125,063	$202,819	$58,595		$974,533
	2020	$319,300	—	$237,526		$79,232	$278,940	$51,909		$966,907
Todd Patriacca, Executive Vice President of Finance, Chief Financial Officer and Treasurer	2022	$460,000	—	$451,197	(7)	$238,209	$321,425	$61,780	(11)	$1,532,611
	2021	$291,039	—	$184,491		$88,749	$179,920	$52,066		$796,265
	2020	$283,250	—	$168,562		$56,233	$247,447	$45,670		$801,162
Christian Storch, Former Chief Financial Officer	2022	$42,333	—	—		—	—	$65,795	(12)	$108,128
	2021	$507,996	—	$724,516		$348,520	$439,660	$88,949		$2,109,641
	2020	$494,400	—	$661,954		$220,824	$604,671	$74,872		$2,056,721

(1)

This amount reflects (i) the aggregate grant date fair value of RSU awards granted in fiscal years 2022, 2021 and 2020; and (ii) the value at the grant date based upon the probable outcome of the performance conditions for performance shares granted in fiscal years 2022, 2021 and 2020, each computed in accordance with ASC Topic 718. Dividend equivalents accrued on performance shares are not included in the amounts reported for fiscal years 2022, 2021 and 2020. For additional information on the valuation assumptions regarding the restricted stock awards, refer to Note 12 to our financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)

This amount reflects the aggregate grant date fair value of stock options granted in fiscal year 2022 as computed in accordance with ASC Topic 718 using the Black-Scholes option pricing model. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in Note 12 to the Consolidated Financial Statements for fiscal year 2022.

(3)	90% of target was paid on in December of 2022, the remaining 18% of target was paid in March of 2023 based on actual results under the Company’s Management Incentive Compensation Program.
(4)

RSU awards represent $1,070,006 and performance shares represent $2,159,057 based upon the probable outcome of the performance conditions as of the grant date. The maximum value of the performance shares that could have been granted based on achievement of the highest level of performance objectives was $3,238,586. The performance objective measures the Company’s TSR against the TSR for a peer group of companies over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024.

(5)

RSU awards represent $203,931 and performance shares represent $411,504 based upon the probable outcome of the performance conditions as of the grant date. The maximum value of the performance shares that could have been granted based on achievement of the highest level of performance objective was $617,256. The performance objective measures the Company’s TSR against the TSR for a peer group of companies over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024.

(6)

Restricted Stock awards represented $126,311 and performance shares represent $254,884 based upon the probable outcome of the performance conditions as of the grant date. The maximum value of the performance shares that could have been granted based on achievement of the highest level of performance objective was $382,326. The performance objective measures the Company’s TSR against the TSR for a peer group of companies over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024.

(7)

Restricted Stock awards represented $149,500 and performance shares represent $301,697 based upon the probable outcome of the performance conditions as of the grant date. The maximum value of the performance shares that could have been granted based on achievement of the highest level of performance objective was $452,546. The performance objective measures the Company’s TSR against the TSR for a peer group of companies over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024.

(8)	Represents our 401 (k) contribution of $18,300, our Savings Advantage Plan contribution of $126,656, and premiums paid for medical, dental, life and disability benefits.
(9)	Represents our 401 (k) contribution of $18,300, our Savings Advantage Plan contribution of $27,545, and premiums paid for medical, dental, life and disability benefits.
(10)	Represents our 401 (k) contribution of $18,300, our Savings Advantage Plan contribution of $16,088, and premiums paid for medical, dental, life and disability benefits.
(11)	Represents our 401 (k) contribution of $18,300, our Savings Advantage Plan contribution of $17,038, and premiums paid for medical, dental, life and disability benefits.
(12)

Represents our 401 (k) contribution of $7,810, our Savings Advantage Plan contribution of $16,453, accrued vacation payout of $39,075 upon retirement on January 31, 2022, and premiums paid for medical, dental, life and disability benefits.

Grants of Plan-Based Awards for Fiscal Year 2022

The following table presents information regarding grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2022.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock & Option Awards ($)(1)
Name	Award Type	Grant Date	Threshold ($)(3)	Target ($)	Maximum ($)(4)	Threshold (#)	Target (#)	Maximum (#)
Carl R. Christenson	2022 LTIP RSU	2/18/2022							23,752			$1,070,006
	2022 LTIP Performance Share Award(2)	2/18/2022				23,752	47,504	71,256				$2,159,057
	2022 LTIP Stock Options	2/18/2022								95,007	$45.05	$1,704,822
	2022 MICP		$410,584	$1,094,889	$2,189,779
Glenn E. Deegan	2022 LTIP RSU	2/18/2022							4,527			$203,931
	2022 LTIP Performance Share Award(2)	2/18/2022				4,527	9,054	13,581				$411,504
	2022 LTIP Stock Options	2/18/2022								18,108	$45.05	$324,933
	2022 MICP		$100,845	$268,920	$537,840
Craig Schuele	2022 LTIP RSU	2/18/2022							2,804			$126,311
	2022 LTIP Performance Share Award(2)	2/18/2022				2,804	5,608	8,412				$254,884
	2022 LTIP Stock Options	2/18/2022								11,216	$45.05	$201,262
	2022 MICP		$67,667	$180,444	$360,888
Todd Patriacca	2022 LTIP RSU	2/18/2022							3,319			$149,500
	2022 LTIP Performance Share Award(2)	2/18/2022				3,319	6,638	9,957				$301,697
	2022 LTIP Stock Options	2/18/2022								13,275	$45.05	$238,209
	2022 MICP		$112,125	$299,000	$598,000
Christian Storch(5)	—	—	—	—	—	—	—	—	—	—	—	—

(1)

These amounts reflect the aggregate grant date fair value of awards in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding the restricted stock awards, refer to Note 12 to our financial statements for the year ended December 31, 2022, which is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

(2)

Award represents performance shares. Award payouts for the performance shares are based on the percentage of the performance target achieved. The performance objective measures the Company’s TSR against the TSR for a peer group of companies over a measurement period of three years beginning on January 1, 2022 and ending on December 31, 2024.

(3)

The threshold is calculated based on achieving 80% of the adjusted EBITDA target for the year ended December 31, 2022, which would result in a payout of 25% of target for the EBITDA portion (weighted 75%) of the MICP CFF, and achieving no payout on the Working Capital Turns (weighted 15%) and Core Growth (weighted 10%) portions of the MICP CFF. The result would be an overall MICP payout of 1.075% of target.

(4)	In accordance with the 2022 MICP, the potential payouts were limited to 200% of target.
(5)	Mr. Storch retired from the Company effective January 31, 2022 and did not receive any grants of equity-based awards in 2022.

Outstanding Equity at Fiscal Year-End 2022

The following table presents information concerning the number and value of restricted stock or restricted stock units, stock options and performance shares that have not vested for our named executive officers outstanding as of the end of the fiscal year ended December 31, 2022.

	Option Awards					Stock Awards
						Restricted Shares		Performance Shares
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares or Units of Stock That Have Not Vested (#)(6)	Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)
Carl R. Christenson(1)	2/10/2020	73,963	24,655	$34.78	2/10/2030	31,395	$1,875,851	77,770	$4,646,758
	2/9/2021	29,665	29,666	$59.40	2/9/2031
	2/18/2022	23,751	71,256	$45.05	2/18/2032
Glenn E. Deegan(2)	2/10/2020	12,827	4,276	$34.78	2/10/2030	5,752	$343,682	14,307	$854,843
	2/9/2021	5,144	5,146	$59.40	2/9/2031
	2/18/2022	4,527	13,581	$45.05	2/18/2032
Craig Schuele(3)	2/10/2020	6,885	2,296	$34.78	2/10/2030	3,368	$201,238	8,432	$503,812
	2/9/2021	2,762	2,762	$59.40	2/9/2031
	2/18/2022	2,804	8,412	$45.05	2/18/2032
Todd Patriacca(4)	2/10/2020	4,887	1,629	$34.78	2/10/2030	3,388	$202,433	8,657	$517,256
	2/9/2021	1,960	1,960	$59.40	2/9/2031
	2/18/2022	3,318	9,957	$45.05	2/18/2032
Christian Storch(5)	2/10/2020	19,191	6,397	$34.78	2/10/2030	3,525	$210,619	2,794	$166,942
	2/9/2021	7,696	7,698	$59.40	2/18/2031

(1)

15,810 restricted shares will vest in August 2023, 9,647 will vest in August 2024, and 5,938 will vest in August 2025. 63,240 stock options will vest in August 2023, 38,585 stock options will vest in August 2024 and 23,752 stock options will vest in August 2025. The outstanding performance share awards measure the Company’s TSR against the TSR for a peer group of companies over each the three-year measurement periods ending on December 31, 2023, and 2024, in the amounts of 29,988 and 47,782, respectively.

(2)

2,844 restricted shares will vest in August 2023, 1,776 will vest in August 2024, and 1,132 will vest in August 2025. 11,376 stock options will vest in August 2023, 7,100 stock options will vest in August 2024 and 4,527 stock options will vest in August 2025. The outstanding performance share awards measure the Company’s TSR against the TSR for a peer group of companies over each the three-year measurement periods ending on December 31, 2023, and 2024, in the amounts of 5,200 and 9,107, respectively.

(3)

1,620 restricted shares will vest in August 2023, 1,047 will vest in August 2024, and 701 will vest in August 2025. 6,481 stock options will vest in August 2023, 4,185 stock options will vest in August 2024 and 2,804 stock options will vest in August 2025. The outstanding performance share awards measure the Company’s TSR against the TSR for a peer group of companies over each the three-year measurement periods ending on December 31, 2023, and 2024, in the amounts of 2,792 and 5,640, respectively.

(4)

1,483 restricted shares will vest in August 2023, 1,075 will vest in August 2024, and 830 will vest in August 2025. 5,928 stock options will vest in August 2023, 4,299 stock options will vest in August 2024 and 3,319 stock options will vest in August 2025. The outstanding performance share awards measure the Company’s TSR against the TSR for a peer group of companies over each the three-year measurement periods ending on December 31, 2023, and 2024, in the amounts of 1,981 and 6,676, respectively.

(5)

2,562 restricted shares will vest in August 2023, and 963 will vest in August 2024. 10,246 stock options will vest in August 2023 and 3,849 stock options will vest in August 2024. The outstanding performance share awards measure the Company’s TSR against the TSR for a peer group of companies over the three-year measurement period ending on December 31, 2023 in the amount of 2,794. Mr. Storch gave notice of his retirement on October 20, 2021 and retired effective January 31, 2022. Consequently, the amount and value of performance shares reflects the pro-rated value of his awards in accordance with ASC Topic 718.

(6)

The unvested performance share award amounts include an estimate for the value of dividend equivalents accrued with respect to each award through 12/31/2022 and calculated based on a share price of $59.75 and rounded down to the nearest whole share.

Option Exercises and Stock Vested for Fiscal Year 2022

The following table presents information concerning the exercise of option awards and the vesting of restricted stock or restricted stock units for our named executive officers during the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Carl R. Christenson	—	—	159,743	$8,382,823
Glenn E. Deegan	—	—	28,926	$1,510,238
Craig Schuele	—	—	15,978	$831,389
Todd Patriacca	—	—	11,605	$602,007
Christian Storch	—	—	21,277	$979,239

(1)	Calculated by multiplying the number of shares acquired times the difference between the exercise price and the market price of Altra’s Common Stock at the time of exercise.
(2)	Represents the closing market price of a share of the Company’s common stock on the date of vesting multiplied by the number of shares that have vested.

2014 Omnibus Incentive Plan

In April 2014, the stockholders approved our 2014 Omnibus Incentive Plan, or the Altra Equity Plan, which permits the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, bonus stock, awards in lieu of cash obligations, cash awards, performance awards and other awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. The maximum number of shares of our common stock currently available for delivery pursuant to the grant of awards (“Awards”) under the terms of the Altra Equity Plan is 6,700,000. In addition, shares of our common stock subject to Awards, or awarded under our 2004 Equity Incentive Plan and outstanding as of the effective date of the Altra Equity Plan (except for substitute awards), that terminate without being exercised, expire, are forfeited or canceled, are exchanged for Awards that do not involve shares of common stock, are not issued on the stock settlement of a stock appreciation right, are withheld by the Company or tendered by a participant (either actually or by attestation) to pay an option exercise price or to pay the withholding tax on any Award, or are settled in cash in lieu of shares will again be available for Awards under the Altra Equity Plan. The maximum number of shares that may be subject to “incentive stock options” (within the meaning of Section 422 of the Code) is 500,000 shares.

The Compensation Committee of our Board of Directors administers the Altra Equity Plan and has discretion to establish the specific terms and conditions for each Award. Our officers, directors, employees, consultants, and other persons who provide services to us are eligible to receive Awards under the Altra Equity Plan. The Compensation Committee is authorized to grant performance awards to participants on terms and conditions established by the Compensation Committee. Any grant of restricted stock under the Altra Equity Plan may be subject to vesting requirements, as provided in its applicable award agreement, and will generally vest in equal annual installments over a period of years.

The Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any Award. If so provided in the Award agreement or otherwise determined by the Compensation Committee, vesting shall occur automatically in the case of a “change in control” of us, as defined in the Altra Equity Plan (including the cash settlement of stock appreciation rights, which may be exercisable in the event of a change in control), except in the event that a successor entity assumes or substitutes an Award. In addition, the Compensation Committee may provide in an Award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.” The Compensation Committee may provide that any time prior to a change in control, any outstanding stock options, stock appreciation rights, stock units and unvested cash awards shall immediately vest and become exercisable and any restriction on restricted stock awards or stock units shall immediately lapse. In addition, the Compensation Committee may provide that all awards held by participants who are in our service at the time of the change of control, shall remain exercisable for the remainder of their terms notwithstanding any subsequent termination of a participant’s service. All awards shall be subject to the terms of any agreement effecting a change of control. Other than Mr. Christenson’s outstanding equity awards, upon a participant’s termination of employment (other than for cause), unless the Board or Compensation Committee provides otherwise: (i) any outstanding stock options or stock appreciation rights may be exercised 90 days after termination, to the extent vested, (ii) unvested restricted stock awards and stock units shall expire and (iii) cash awards and performance-based awards shall be forfeited. Under the terms of his employment agreement, in the event Mr. Christenson’s employment is terminated by us other than for cause, or terminates for good reason, all of his outstanding equity awards shall vest automatically. Under the terms of the change of control agreements, in connection with a triggering event, the applicable executive’s equity incentive awards will automatically vest in full and be exercisable as of the date of termination.

Non-Qualified Deferred Compensation in Fiscal Year 2022

Altra’s Savings Advantage Plan includes an excess deferral benefit which allows a participant to defer pre-tax dollars to the plan upon reaching the compensation limit under Internal Revenue Code Section 401(a)(17) in place under our 401(k) plan. Deferrals made under the excess deferral benefit are eligible for the same matching and Company contributions under our 401(k) plan. Certain participants are also able to defer compensation (called the first dollar benefit) that is not entitled to the matching and other company contributions, although the Company has discretion to make additional deductible contributions under the plan. The Savings Advantage Plan is an unfunded plan and the deferrals and other contributions are recorded in bookkeeping accounts for the benefit of the participants and deemed invested in investments available under the 401(k) plan.

The following table provides information on each NEO’s participation in the Savings Advantage Plan during the fiscal year ended December 31, 2022.

Name	Executive Contributions in 2022(1) ($)	Registrant Contributions in 2022(2) ($)	Aggregate Earnings in 2022(3) ($)	Aggregate Withdrawals/ Distributions in 2022(4) ($)	Aggregate Balance at 12/31/22(5) ($)
Carl R. Christenson	97,215	126,656	(347,598)	—	1,669,676
Glenn E. Deegan	21,340	27,545	(27,026)	—	166,689
Craig Schuele	27,622	16,088	(19,471)	—	134,299
Todd Patriacca	15,084	17,038	(8,210)	—	66,702
Christian Storch	275,247	16,453	(27,524)	82,732	433,869

(1)

The amounts reported in the Executive Contributions in 2022 column reflect contributions by the NEOs to the Savings Advantage Plan, which amounts are also included in the “Salary” column of the 2022 Summary Compensation Table above.

(2)

The amount reported in the Registrant Contributions in 2022 column reflect the Company’s matching contributions under the Savings Advantage Plan, which amounts are also included in the “All Other Compensation” column of the 2022 Summary Compensation Table above.

(3)

The amounts reported in the Aggregate Earnings in 2022 column include the aggregate earnings on the Savings Advantage Plan account balances which accrued during the fiscal year ended December 31, 2022.

(4)

The amounts reported in the Aggregate Withdrawals/Distributions in 2022 column include the aggregate withdrawals/distributions under the Savings Advantage Plan during the fiscal year ended December 31, 2022.

(5)	The amounts reported in the Aggregate Balance at 12/31/22 column reflect the total balance of the NEO’s account as of the end of the fiscal year ended December 31, 2022.

Potential Payments Upon Termination or Change-In-Control

The applicable employment agreement, change of control agreement, or executive severance policy control payments to the named executive officers upon termination or a change in control of the Company. Please refer to “Change of Control Matters, Employment Contracts, and Other Agreements” in the “Compensation Discussion & Analysis” section in this Amendment for a detailed discussion of the terms of each of these agreements.

The estimated payments and benefits that would be provided to each named executive officer as a result of a termination (i) upon death or disability, (ii) without cause or for good reason, (iii) involuntary with cause or voluntary without good reason, or (iv) upon a qualifying termination following a change in control are set forth in the table below. Calculations for this table are based on the assumption that the termination took place on December 31, 2022, the last business day of 2022, and the individual was employed for the full year of fiscal 2022. The amounts in the table below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

	Carl R. Christenson				Christian Storch(5)
	Death or Disability	Termination Without Cause or for Good Reason	Involuntary for Cause/ Voluntary Termination	Change in Control	Death or Disability	Termination Without Cause or for Good Reason	Involuntary for Cause/ Voluntary Termination	Change in Control
	Incremental and Earned Compensation
Cash Severance(1)	$—	$1,990,708	$—	$2,986,062	—	—	—	—
Health Insurance(1)	—	14,285	—	21,428	—	—	—	—
Restricted Stock(2)	1,875,851	1,875,851	—	1,875,851	—	—	—	—
Stock Options(4)	1,673,481	1,673,481	—	1,673,481	—	—	—	—
Performance Shares(3)	2,134,031	4,660,201	—	4,660,201	—	—	—	—
Performance Bonus(1)	1,177,006	2,189,779	1,177,006	4,461,674	—	—	—	—

Total	$6,860,369	$$12,404,305	$1,177,006	$15,678,697	—	—	—	—

	Glenn E. Deegan				Craig Schuele
	Death or Disability	Termination Without Cause or for Good Reason	Involuntary for Cause/ Voluntary Termination	Change in Control	Death or Disability	Termination Without Cause or for Good Reason	Involuntary for Cause/ Voluntary Termination	Change in Control
	Incremental and Earned Compensation
Cash Severance(1)	$—	$448,200	$—	$896,400	$—	$360,888	$—	$721,776
Health Insurance(1)	—	20,734	—	31,101	—	20,734	—	31,101
Restricted Stock(2)	343,682	—	—	343,682	201,238	—	—	201,238
Stock Options(4)	308,214	—	—	308,214	181,954	—	—	181,954
Performance Shares(3)	386,423	—	—	857,592	222,350	—	—	505,605
Performance Bonus(1)	—	268,920	—	826,929	—	180,444	—	554,865

Total	$1,038,319	$737,854	$—	$3,263,918	$605,542	$562,066	$—	$2,196,539

	Todd Patriacca
	Death or Disability	Termination Without Cause or for Good Reason	Involuntary for Cause/ Voluntary Termination	Change in Control
Cash Severance(1)	$—	$460,000	$—	$690,000
Health Insurance(1)	—	20,734	—	31,101
Restricted Stock(2)	202,433	—	—	202,433
Stock Options(4)	187,730	—	—	187,730
Performance Shares(3)	210,718	—	—	519,048
Performance Bonus(1)	—	299,000	—	666,425

Total	$600,881	$779,734	$—	$2,296,737

(1)

Cash severance, health insurance and performance bonus amounts payable upon termination as reflected herein were determined by the terms of the applicable employment agreement (with respect to Messr. Christenson), executive severance policy (with respect to Messrs. Deegan, Schuele and Patriacca), or change of control agreement, which are further discussed in this Amendment under the captions “Executive Severance Policy” and “Change of Control Provisions.”

(2)

The restricted stock values were determined using the number of shares that will immediately vest upon termination per the applicable agreement multiplied by Altra’s stock price at December 31, 2022, the last business day of 2022.

(3)

The performance share values were determined using the number of shares that will immediately vest upon termination per the applicable agreement assuming performance at target multiplied by Altra’s stock price at December 31, 2022, the last business day of 2022.

(4)

The stock option values were determined using the number of options that will immediately vest upon termination per the applicable agreement multiplied by Altra’s stock price at December 31, 2022, the last business day of 2022, and the strike price of the applicable stock option.

(5)	Mr. Storch retired from the Company, effective January 31, 2022.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K, promulgated by the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, we determined the ratio of the annual total compensation of our Chief Executive Officer, Carl R. Christenson, relative to the annual total compensation of our median employee. For 2022, the median of the annual total compensation of all employees, other than our CEO, was estimated as $43,354. Mr. Christenson’s annual total compensation for 2022, as reflected in the Summary Compensation Table above, was $7,275,954. Based on this information, we estimated that our CEO’s annual total compensation was 168 times that of the median of the annual total compensation of all employees, or a ratio of 168:1.

In 2022, we identified the median employee by examining the 2022 annual cash compensation paid to all employees, excluding the CEO, as reflected in our payroll records. This population consisted of all of our full-time, part-time, and temporary employees who were employed by us on December 31, 2022. We believe the use of annual cash compensation, including base pay and cash bonuses, paid for all employees is a consistently applied compensation measure because this measure reasonably represents the principal form of compensation delivered to all of our employees and because we do not widely distribute annual equity awards to employees. We did not annualize the compensation for any full-time employees who were not employed by us for all of 2022. For purposes of this disclosure, compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates using the average rate of exchange in effect during 2022.

Once we identified our median employee, we then calculated the 2022 annual total compensation for such employee in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total Compensation” column reported in the Summary Compensation Table included in this Amendment.

Due to the use of estimates, assumptions, adjustments, and statistical sampling permitted by Item 402(u) of Regulation S-K, pay ratio disclosures may involve a degree of imprecision. Accordingly, our pay ratio may not be consistent with nor comparable to the pay ratio disclosures of other companies.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Owned by Certain Beneficial Owners and Management

The following table sets forth certain information as of March 24, 2023, regarding the beneficial ownership of shares of our common stock by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each of our named executive officers; (iii) each member of our Board of Directors, all of which are standing for reelection; and (iv) all members of our Board of Directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules adopted by the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or warrants or the conversion of other securities held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days of March 24, 2023, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other stockholder. Percentage of beneficial ownership is otherwise based on 65,352,320 shares of common stock outstanding as of March 24, 2023.

Upon the consummation of the Merger, all outstanding shares of common stock held by the persons noted below were cancelled and converted into the right to receive the merger consideration pursuant to the Merger Agreement.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
Principal Securityholders:
The Vanguard Group (2)	6,234,553	9.5%
BlackRock, Inc. (3)	5,769,755	8.8%
Named Executive Officers:
Carl R. Christenson** (1)(4)	495,710	*
Christian Storch (1)(5)	112,005	*
Glenn Deegan (1)	106,463	*
Craig Schuele (1)	90,768	*
Todd Patriacca (1)	41,188	*
Directors/Nominees:
Lyle G. Ganske** (1)(6)	39,113	*
J. Scott Hall** (1)	5,879	*
Nicole Parent Haughey** (1)	7,747	*
Margot Hoffman** (1)	14,110	*
Thomas W. Swidarski** (1)	22,104	*
La Vonda Williams** (1)	3,920	*
James H. Woodward Jr.** (1)	19,618	*
All directors and executive officers as a group (11 persons)	846,620	1.3%

*	Represents beneficial ownership of less than 1%.
**	Represents directors.
(1)

Except as otherwise noted below, each of these individuals’ address of record is c/o Altra Industrial Motion Corp., 300 Granite Street, Suite 201, Braintree, MA 02184. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons listed in the table have sole investment and voting power with respect to all Company securities owned by them.

(2)

The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. Information and share amounts listed are derived from The Vanguard Group’s Schedule 13G/A filed with the SEC on February 9, 2023, in which The Vanguard Group states that it has shared voting power over 45,718 shares of Altra’s common stock, sole dispositive power over 6,131,656 shares of Altra’s common stock, and shared dispositive power over 102,897 shares of Altra’s common stock.

(3)

The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. Shares are held by BlackRock Life Limited, BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Investment Management (Australia) Limited, BlackRock Fund Advisors, and BlackRock Fund Managers Ltd., each of which is a subsidiary of BlackRock, Inc. Information and share amounts listed are derived from BlackRock, Inc.’s Schedule 13G/A filed with the SEC on January 25, 2023, in which BlackRock, Inc. states that it has sole voting power over 5,500,461 shares of Altra’s common stock and sole dispositive power over 5,769,755 shares of Altra’s common stock.

(4)

Includes 127,438 shares held in trust, for which Mr. Christenson serves as trustee and for which Mr. Christenson shares voting and investment power. Includes 300 shares held by Mr. Christenson’s children for which Mr. Christenson does not have voting or investment power.

(5)

Includes 47,788 shares held in trust, for which Mr. Storch serves as trustee and for which Mr. Storch shares voting and investment power. Mr. Storch retired from the Company effective January 31, 2022.

(6)

Includes 500 shares held in Mr. Ganske’s wife’s individual retirement account and for which Mr. Ganske shares voting and investment power with his wife and includes 3,486 shares held in trust for the benefit of Mr. Ganske’s daughters, for which Mr. Ganske’s wife serves as trustee and for which Mr. Ganske does not have voting or investment power.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Transactions with Directors and Management

Under our Code of Business Conduct and Ethics, all transactions involving a conflict of interest, including holding a financial interest in a significant supplier, customer, or competitor of the Company, are generally prohibited. However, holding a financial interest of less than 2% in a publicly held company and other limited circumstances are excluded transactions. Each director and officer is prohibited from using his or her position to influence the Company’s decision relating to a transaction with a significant supplier, customer, or competitor with which he or she is affiliated.

In addition, our Audit Committee Charter provides that the Audit Committee shall review, discuss and approve any transactions or courses of dealing with related parties (e.g., including significant stockholders of the Company, directors, corporate officers or other members of senior management or their family members) that are significant in size (including but not necessarily limited to transactions that exceed $120,000) or involve terms or other aspects that differ from those that would likely be negotiated with independent parties.

In December 2020 and May 2022, Altra invested $5.0 million and $4.6 million, respectively, for a minority equity interest in a privately held manufacturing software company, MTEK Industry AB (“MTEK”), over which the Company does not exert significant influence. During the year ended 2022, Altra subsidiaries purchased software licenses, services and hardware from MTEK totaling approximately $468,683.

In September 2021, Alex Christenson (“Mr. A. Christenson”), the son of Carl Christenson, our CEO, began performing consulting services relating to product development, implementation and commercialization for MTEK (the “Engagement”). Mr. A. Christenson has received and continues to receive compensation from MTEK for consulting services at an annualized rate of approximately $142,800 per year, commensurate with market practice and comparable to that of consultants providing similar services.

In accordance with Altra policy, Mr. Christenson disclosed the Engagement which was reviewed and approved by the Audit Committee. The Company anticipates that in the future it may continue to purchase software licenses, services and hardware from MTEK as well as potentially make additional equity investments in MTEK.

Director Independence

The Nominating and Corporate Governance Committee annually reviews the independence of all directors and reports its findings to the full Board. The Governance Committee has determined that the following directors are independent within the meaning of the NASDAQ Rules and relevant federal securities laws and regulations: Lyle G. Ganske, J. Scott Hall, Nicole Parent Haughey, Margot L. Hoffman, Ph.D., Thomas W. Swidarski, La Vonda Williams and James H. Woodward, Jr.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. We believe that these agreements are necessary to attract and retain qualified persons as directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate professional fees billed or to be billed by our independent public accounting firm, Deloitte & Touche LLP (“D&T”), for the audit of our annual financial statements for fiscal 2022 and 2021 and fees billed or to be billed for audit related services, tax services and all other services rendered by D&T for these periods are as follows (in thousands):

	Deloitte & Touche LLP
	2022	2021
Audit Fees(1)	$3,742	$3,222
Audit Related Fees(2)	100	—
Tax Fees(3)	447	335
All Other Fees(4)	2	2

Total	$4,291	$3,559

(1)

Audit Fees for the fiscal years ended December 31, 2022 and 2021 were for professional services provided for the audit of the Company’s consolidated financial statements, statutory audits, audit of internal controls, consents and assistance with review of documents filed with the SEC.

(2)	Audit Related fees for the fiscal year ended December 31, 2022 and 2021 were for professional attestation services provided at one of our foreign subsidiaries.
(3)	Tax Fees for the fiscal years ended December 31, 2022 and 2021 were for services related to tax compliance, including the preparation of tax returns; tax planning and tax advice.
(4)	Other Fees for the fiscal years ended December 31, 2022 and 2021 were for the Deloitte Accounting Research Tool (“DART”) software subscription.

Pre-Approval Policy

Altra’s Audit Committee is responsible for appointing Altra’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below and must pre-approve any internal control related service, including any changes in the nature, scope or extent of such services.

Audit Services

Under the policy, the Audit Committee is to approve the engagement of Altra’s independent auditor each fiscal year and pre-approve each audit and audit-related service to be performed by such independent auditor, including, but not limited to, the audit of Altra’s financial statements and Altra’s internal control over financial reporting. As noted above, the Audit Committee must specifically approve, in advance, any proposed change in the nature, scope or extent of any internal control related service.

Non-Audit Services

In accordance with the pre-approval policy, the Audit Committee must pre-approve non-audit services that may be performed by the independent auditor during the fiscal year. The Audit Committee will approve the provision of only those non-audit services deemed permissible under the federal securities laws and regulations. The Audit Committee may delegate to the Chair of the Audit Committee the authority to approve additional permissible non-audit services to be performed by the independent auditor, provided that the full Audit Committee shall be informed of such approval at its next scheduled meeting.

All services performed by D&T in fiscal year 2022 were pre-approved by the Audit Committee pursuant to the foregoing pre-approval policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit Index

31.1+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(104)*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Submitted electronically with this report.
+	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION CORP.

April 4, 2023	By:	/s/ Thomas E. Valentyn
		Name:	Thomas E. Valentyn
		Title:	Secretary